Form 10QSB
period 1997-12-31
PRINCETON VIDEO IMAGE INC
filed 1998-02-17
CIK 1009833

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549


                          FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

For the transition period from ___________ to ___________

Commission file number  000-23415

                  PRINCETON VIDEO IMAGE, INC.
(Exact name of small business issuer as specified in its charter)


            New Jersey                          22-3062052
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification No.)


       15 Princess Road, Lawrenceville, New Jersey, 08648
            (Address of principal executive offices)

                          609-912-9400
        (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     No  X


The aggregate number of shares of the Issuer's common stock outstanding on January 31, 1998 was 8,159,472.

Transitional Small Business Disclosure Format:
     Yes       No  X

Part I - Financial Information
Item 1. Financial Statements


                    Princeton Video Image, Inc.
                    (A Development Stage Company)
                           Balance Sheet


                                                            (Unaudited)
                                                            December 31,
                                                                1997

ASSETS
Current Assets:
 Cash and cash equivalents                             $    26,330,928
 Restricted marketable securities held to maturity             134,801
 Trade accounts receivable                                      98,750
 Other current assets                                          339,030
     Total current assets                                   26,903,509
Property and equipment, net                                  1,537,608
Intangible assets, net                                         437,633
Other assets                                                   143,345
                                                    ------------------
     Total assets                                      $    29,022,095
                                                    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                 $       792,259
 Unearned revenue                                              230,497
 Customer deposits                                             312,500
                                                    ------------------
     Total current liabilities                               1,335,256
Unearned revenue                                               915,219
                                                    ------------------
     Total liabilities                                       2,250,475
                                                    ------------------
Commitments and contingencies                                        -
Redeemable preferred stock:
 Cumulative, Series A, conditionally redeemable,
  $4.50 par value, authorized 167,000 shares;
  issued and outstanding 67,600 shares at
  December 31, 1997, redemption value equal to carrying
  value (par plus all accrued but unpaid dividends)            394,325
 Cumulative, Series B, conditionally redeemable,
  $5.00 par value, authorized 93,300 shares;
  issued and outstanding 86,041 shares at
  December 31, 1997, redemption value equal to carrying
  value (par plus all accrued but unpaid dividends)            531,255
                                                    ------------------
     Total redeemable preferred stock                          925,580

                    Princeton Video Image, Inc.
                    (A Development Stage Company)
                           Balance Sheet

                                                           (Unaudited)
                                                           December 31,
                                                               1997

Shareholders' Equity
 Common stock, no par value; $.005 stated value;
 authorized 40,000,000 shares; 7,908,472 shares
 issued and outstanding as of December 31, 1997                39,542
 Additional paid-in capital                                51,597,140
 Less:  Related party notes receivable                       (948,498)
 Deficit accumulated during the development stage         (24,842,144)
                                                   -------------------
     Total shareholders' equity                            25,846,040
                                                   -------------------
          Total liabilities, redeemable preferred
           stock and shareholders' equity             $    29,022,095
                                                   ===================

          See accompanying notes to financial statements


                    Princeton Video Image, Inc.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                                        July 23,1990
                                       For the three months      For the six months   (date of inception)
                                       ended December 31,        ended December 31,     to December 31,
                                  ----------------------------------------------------
                                       1997            1996         1997         1996            1997
                                       -----           ----         ----         ----            ----
License fees                       $   195,124     $   25,000   $   252,751    $  50,000   $   1,383,277
Advertising revenue                      6,850          7,774        82,027       29,827         172,735
                                  -----------------------------------------------------------------------
   Total revenue                       201,974         32,774       334,778       79,827       1,556,012
Costs and expenses
 Selling, general & administrative   1,005,044        817,297     2,229,063    1,386,152      11,513,767
Research and development               430,788        351,302       876,782      700,463      10,440,723
L-VIS System costs                     395,683        162,429       812,415      318,792       3,265,728
                                  -----------------------------------------------------------------------
   Total costs and expenses          1,831,515      1,331,028     3,918,260    2,405,407      25,220,218
Operating loss                      (1,629,541)    (1,298,254)   (3,583,482)  (2,325,580)    (23,664,206)
Interest and other financial
 expense                            (1,814,178)        (1,252)   (1,814,178)     (12,200)     (1,826,378)
Interest and other income               80,697         38,966        97,070       86,440         648,440
                                 -----------------------------------------------------------------------
Net loss                            (3,363,022)    (1,260,540)   (5,300,590)  (2,251,340)    (24,842,144)
Accretion of preferred stock
 dividends                             (11,012)       (11,012)      (22,024)     (22,024)       (191,174)
                                 -----------------------------------------------------------------------
Net loss applicable to common
 stock                           $  (3,374,034)  $ (1,271,552) $ (5,322,614) $(2,273,364) $ (25,033,318)
                                 ========================================================================



Basic and diluted net loss per
 share applicable to common stock
 (see Note 2)                           $(0.83)        $(0.56)       $(1.47)       ($1.01)
                                 ==========================================================
Weighted average number of
 shares of common stock
 outstanding                         4,075,139      2,252,996     3,632,222     2,249,329
                                 ===========================================================




             See accompanying notes to financial statements



                   Princeton Video Image, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                                        July 23, 1990
                                                       For the six months ended       (date of inception)
                                                              December 31,              to December 31,
                                                    -------------------------------
                                                          1997              1996               1997
                                                          ----              ----               ----

Cash flows from operating activities:
 Net loss                                            $   (5,300,590)    $  (2,251,340)    $  (24,842,144)
 Adjustments to reconcile net loss to net
  cash used in operating activities
       Amortization of unearned income                     (252,751)          (50,000)          (383,277)
       Depreciation expense                                 269,383           214,493          1,268,983
       Amortization of intangibles                           34,488            28,679            146,835
       Charges associated with option and warrant
        grants and related party notes receivable           440,250           169,167          1,498,387
       Equity in net loss of affiliate                            -                 -              9,048
       Increase (decrease) in cash resulting
        from changes in:
               Trade accounts receivable                    (11,757)          (53,501)           (98,750)
               Current assets                              (301,498)           54,800           (339,030)
               Other assets                                 (14,227)             (574)          (143,345)
               Accounts payable and accrued expenses        (87,313)          (35,541)           889,333
               Unearned revenue                                   -           141,492          1,591,492
               Customer deposits                           (175,000)                -            250,000
               Miscellaneous other                           (6,480)          (43,317)           112,874
                                                      ---------------------------------------------------
               Net cash used in operating
                activities                               (5,405,495)       (1,825,642)       (20,039,594)
                                                      ---------------------------------------------------



Cash flows from investing activities:
 Purchase of held-to-maturity investments                   (52,000)         (501,878)        (5,341,558)
 Proceeds from held-to-maturity investments                       -         3,000,000          5,200,000
 Purchases of property and equipment                       (540,185)         (165,656)        (2,818,599)
 Increase in intangible assets                              (83,367)          (42,891)          (678,576)
 Investments in joint venture                                     -                 -             (9,048)
                                                      ---------------------------------------------------
               Net cash (used in) provided by
                investing activities                       (675,552)        2,289,575         (3,647,781)
                                                      ---------------------------------------------------



                   Princeton Video Image, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                                        July 23,1990
                                                       For the six months ended       (date of inception)
                                                              December 31,              to December 31,
                                                    -------------------------------
                                                          1997              1996               1997
                                                          ----              ----               ----

Cash flows from financing activities:
 Proceeds from issuances of preferred stock                       -                 -            734,405
 Proceeds from Bridge Financing promissory notes          1,353,000                 -          1,353,000
 Repayments of Bridge Financing promissory notes         (1,353,000)                -         (1,353,000)
 Proceeds from sale of Bridge Financing warrants, net     1,479,822                 -          1,479,822
 Cash advanced for related party notes receivable          (169,498)                -           (169,498)
 Collections of stock subscriptions receivable            1,264,485                 -          1,264,485
 Proceeds from issuances of common stock, net            29,061,473            30,000         46,709,089
                                                    -----------------------------------------------------
      Net cash provided by financing
        activities                                       31,636,282            30,000         50,018,303
                                                    -----------------------------------------------------
      Net increase in cash and
        cash equivalents                                 25,555,235           493,933         26,330,928
                                                    -----------------------------------------------------



Cash and cash equivalents at beginning of period            775,693         1,506,709                  -
                                                    =====================================================
Cash and cash equivalents at end of period             $ 26,330,928       $ 2,000,642       $ 26,330,928
                                                    =====================================================



           See accompanying notes to financial statements


                    Princeton Video Image, Inc.
                   (A Development Stage Company)

                   Notes to Financial Statements
                            (Unaudited)


1.   Nature of Business and Basis of Presentation

     Princeton Video Image, Inc., formerly known as Princeton Electronic Billboard, Inc. (the "Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed a Live Video Insertion System (the "L-VIS System") which utilizes proprietary software and hardware to insert images into a live television sports broadcast so that the images appear to actually exist in the stadium where the game is being played. The Company is marketing this system to advertisers for use in real time insertion of an image into television transmissions of a live sporting event. The Company intends to market its systems on a worldwide basis through licensing agreements or the formation of joint ventures.

     The condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and are unaudited. Reference should be made to the Company's Prospectus for its initial public offering of common stock declared effective on December 16, 1997 for additional disclosures, including a summary of the Company's accounting policies. In the opinion of management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

2.   Per Share Data

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") to calculate net loss per share applicable to common stock.
     All prior periods presented have been retroactively restated to conform to the SFAS 128 requirements. SFAS 128 requires the presentation of basic and diluted per share amounts. Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

     Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, option and warrants to purchase 2,687,854 and 2,124,708 shares of common stock that were outstanding at December 31, 1997 and 1996, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.   Income Taxes

     As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,600,000 which expire in the years 2006 through 2012. The available net operating losses are based on the assumption that the Company had gone through a change in ownership pursuant to Internal Revenue Code ("IRC") Section 382 during the fiscal year ended June 30, 1997. Under IRC Section 382, the amount of the net operating loss carryforwards that are available to offset taxable income in any particular year is severely limited.

     Although the Company has determined its net operating losses as if it had undergone a change of ownership pursuant to IRC Section 382, the Company has not yet finalized the analysis to make an actual determination of whether such a change has occurred. Therefore, if such a change has not occurred during the fiscal year ended June 30, 1997, the amount of net operating loss carryforwards available in total and on an annual basis may be increased.

4.   Bridge Financing

     In October 1997, the Company entered into a $3,000,000 Bridge Financing arrangement whereby the Company issued 30 units, each unit consisting of i) one promissory note payable with a principal amount of $100,000 and bearing interest at 10% and ii) warrants with a five year term to purchase 10,000 shares of common stock at an exercise price of $.01 per share. The promissory notes matured and the warrants became fully vested upon the consummation of the initial public offering of the Company's common stock in December 1997. The fair value of the warrants, which approximated $1,647,000 at the closing date, was recorded as an increase to additional paid-in capital. Upon maturity of the promissory notes, the Company remitted the $3,000,000 principal balance and approximately $59,000 of accrued interest. The difference between the $3,000,000 of proceeds received from the Bridge Financing and the $1,353,000 of the proceeds allocated to the promissory notes was amortized to interest expense over the term of the promissory notes. Additionally, the Company incurred approximately $270,000 of commissions and fees in connection with the Bridge Financing which were deferred and amortized over the term of the promissory notes.

5.   Stockholders' Equity

     On September 3, 1997 the Board of Directors of the Company declared a 2 for 1 stock split of the Company's common stock.
     All references to share and per share information and warrant and option data have been restated to give retroactive effect to the stock split.

     In July 1997, two employees of the Company signed notes (the "Employee Notes") for $655,000 as consideration for the exercise of warrants to purchase 262,000 shares of common stock at an exercise price of $2.50 per share. Accordingly, a $360,250 charge to general and administrative expense was recorded for the excess of the fair value of the Company's stock in July 1997 over the exercise price of the underlying warrants. The Employee Notes, which bear interest at a rate of 8.5%, mature in July 2002 and contain no recourse provisions by which the Company can enforce collection.

     On December 16, 1997, the Company completed its initial public offering of 4,000,000 shares of its common stock at a price of $7.00 per share (the "Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and estimated expenses payable by the Company were approximately $25,050,000. Additionally, in connection with the underwriting services provided in the Offering, the underwriters received warrants with a five year term to purchase 400,000 shares of common stock at an exercise price of $8.40.

     On December 31, 1997, the Company issued 600,000 shares of common stock at $7.00 per share to the underwriters of the Offering pursuant to the exercise of an over-allotment option granted in connection with the Offering. The net proceeds from the exercise of this option, after deducting underwriting discounts and commissions and estimated expenses payable by the Company were approximately $3,900,000.

6.   Warrants and Options

     On October 1, 1997, the Board of Directors of the Company approved a modification of the terms of all stock options held by individuals who, as of that date, were current employees of the Company, except executive officers. The modification, which affected approximately 320,380 options, reduced the exercise price of such options to $8.00 per share.

7.   Commitments and Contingencies

     Lease Agreement

     In October 1997, the Company entered into a five-year operating lease agreement for its headquarters in Lawrenceville, New
     Jersey. Minimum annual lease payments under the lease will be approximately $249,000 per year.

     GDM Agreement

     In December 1997, the Company settled a dispute with Gerencia de Medios, S.A. ("GDM") concerning a $500,000 payment to the Company from GDM under the provisions of a license and association agreement which expired in December 1996. Under the terms of the settlement, the Company recognized $135,000 of the amount received as license fee revenue and has agreed to remit the remaining $365,000 to GDM in return for shipment of the L-VIS System used by GDM back to the Company. In December 1997, $300,000 of this amount was remitted to GDM. The remaining $65,000 will be remitted upon receipt of the L-VIS System in 1998.

8.   New Pronouncements

     The Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the fourth quarter of the year ending June 30, 1998. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not expect the adoption of SFAS 130 to have a material effect on the Company's financial position and results of operations.

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the year ending June 30, 1998. SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. Currently, there are no disclosures required to be made under SFAS 131.

9.   Related Party Transactions

     A member of the Board of Directors of the Company is a Managing Director and Executive Vice President of Allen & Company Incorporated ("Allen & Co."), which is a shareholder of the Company. Allen & Co. received underwriting discounts and commissions in the aggregate amount of approximately $1,503,000 as well as warrants initially exercisable for 380,000 shares of common stock with respect to services rendered on behalf of the Company with respect to the initial public offering of common stock in December 1997.

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     General

     Princeton Video Image, Inc. is engaged primarily in the technical development of the L-VIS System and its introduction and marketing in various markets. Since its inception in 1990, the Company has devoted substantially all of its resources to the development of this L-VIS System, an electronic video insertion system that was designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements.

     The Company has incurred substantial operating losses since its inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $24,800,000 and expects to incur operating losses at least through calendar year 1998. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company and general administrative costs.

     The Company intends to devote substantial resources to enhance the L-VIS System and develop additional software applications. The Company plans to increase its product development expenses by using a portion of the proceeds from its initial public offering to hire additional qualified hardware and software engineers in
     this roll out and development of its L-VIS System.   In order to
     increase its revenue generating user base, the Company also plans to increase its sales and marketing staff. The sales and marketing staff is responsible not only for agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market pull.

     Management's plans include the continuation of marketing efforts aimed at generating revenue and achieving the successful acceptance of the L-VIS System with advertisers, broadcaster and sporting event rights holders, and enter into a sufficient number of satisfactory contracts to generate revenue adequate to meet operating expenses. The Company expects to generate revenue from ads sold by rights holders that use the L-VIS System and to share these revenues with the rights holders. The Company realizes revenue when the advertisement runs over the air. Due to the seasonal nature of the sporting events themselves, the Company's revenue will fluctuate seasonally. However, the Company expects to moderate this seasonality by the multi-sport capabilities of the L-VIS System and its use in non-sporting events.

     In addition to the revenue arising from advertising, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. The Company has not generated any significant revenue with the exception of a

     $2,000,000 license fee paid for an L-VIS System license. The Company recognized $25,000 of this fee as revenue in each of the quarters ended December 31, 1997 and December 31, 1996.

     Results of Operations

     Quarter ended December 31, 1997 compared to the quarter ended December 31, 1996

     Revenue

     Total revenue increased from $32,774 for the quarter ended December 31, 1996 to $201,974 for the quarter ended December 31, 1997 as a result of an increase in the number of L-VIS Systems which have been sub-licensed and the recognition of $135,000 in license fees as a result of the settlement of the GDM dispute.

     Selling, General and Administrative

     For the quarter ended December 31, 1997, selling, general and administrative expenses were $1,005,044, an increase of $187,747 or 23%, from the quarter ended December 31, 1996. This increase was the result of the move and expansion of the Company's headquarters and manufacturing facilities to Lawrenceville, New Jersey, increased personnel costs from the addition of marketing and sales personnel in the New York office, and the hiring of outside marketing consultants to explore potential expansion in certain European and international markets.

     Research and Development

     Total research and development expenses increased to $430,788 for the quarter ended December 31, 1997 from $351,302 for the quarter ended December 31, 1996 as a result of an increase in spending on an enhanced search system for the basic L-VIS platform and ongoing research and development projects.

     L-VIS System Costs

     In the quarter ended December 31, 1997, L-VIS System costs increased to $395,683 from $162,429 for the quarter ended December 31, 1996. This increase resulted from increased costs due to increased usage of the L-VIS System for baseball and pre-season NFL football, and increased salaries attributable to personnel shifts from R&D into product costs as more time was spent providing service to L-VIS Systems in the field.

     Interest and Other Financial Expense

     The increase in interest and other financial expense to $1,814,178 from $1,252 for the quarters ended December 31, 1997 and 1996, respectively, is due to the interest costs incurred in connection with the Bridge Loan financing.

     Interest and Other Income

     Interest and other income increased to $80,697 from $38,966 for the quarters ended December 31, 1997 and 1996, respectively.
     This increase is due to the investment of funds from the Bridge Loan and the IPO.


     Six months ended December 31, 1997 compared to the six months ended December 31, 1996

     Revenue

     The total revenue increased to $334,778 for the six months ended December 31, 1997 from $79,827 for the six months ended December 31, 1996 as a result of the increased usage of the L-VIS System in Major League Baseball, the initial use in pre-season NFL football games, the recognition of licensing fees under sub-license agreements in Mexico and South America, and the recognition of $135,000 in license fees as a result of the settlement of the GDM dispute.

     Selling, General and Administrative

     Selling, general and administrative expenses increased 61% to $2,229,063 for the six months ended December 31, 1997 from $1,386,152 for the six months ended December 31, 1996. This increase was the result of several factors including; the hiring of outside marketing consultants to market the L-VIS System to various NFL teams and to explore potential expansion in certain European markets; non-cash compensation charges incurred related to the issuance of nonrecourse notes to certain officers used for the purchase of stock; the addition of several marketing and administrative personnel in order to staff the New York office in July 1997 and the move and expansion of the Company's headquarters and manufacturing facilities to Lawrenceville, New Jersey in October 1997.

     Research and Development

     Research and development expenses increased to $876,782 from $700,463 for the six months ended December 31, 1997 and 1996, respectively, as a result of an increase in outside development personnel working on the development of automated software test procedures, spending on an enhanced search system for the basic L-VIS platform and ongoing research and development projects.

     L-VIS System Costs

     L-VIS System costs increased substantially to $812,415 for the six months ended December 31, 1997 from $318,792 for the six months ended December 31, 1996 for several reasons, including an increase in costs and supplies due to increased usage of the L-VIS System in baseball and pre-season NFL football games, and an increase in time spent on the servicing of L-VIS Systems in the field.

     Interest and Other Financial Expense

     Total interest and other financial expense increased to $1,814,178 from $12,200 for the six months ended December 31, 1997 and 1996, respectively, as a result of the interest costs incurred in connection with the Bridge Loan Financing.

     Interest and Other Income

     Total interest and other income increased to $97,070 for the six months ended December 31, 1997 from $86,440 for the six months ended December 31, 1996 as a result of the investment of the proceeds from the Bridge Loan and the IPO which was effective December 16, 1997.


     Liquidity and Capital Resources


     Trade and accounts receivable increased to $99,000 at December 31, 1997 from $87,000 at fiscal year end June 30, 1997 as a result of the NFL using the L-VIS System for the first time during the preseason games in the fall of 1997. The Company expects full payment by the end of the first quarter 1998.

     Current assets increased sharply to $339,000 at December 31, 1997 up from $38,000 at June 30, 1997 as a result of the $260,000 prepayment of a three year Directors' and Officers' insurance policy commencing with the effective date of the initial public offering.

     With the influx of cash from the initial public offering, the Company paid down its accounts payable at December 31, 1997, resulting in a decrease in the accounts payable and accrued expenses balance to $792,259 from $977,646 at December 31, 1997 and June 30, 1997, respectively.

     Cash used in investing activities of $675,552 for the six months ended December 31, 1997 included the purchase of securities held to maturity as required by a letter of credit issued for the security deposit on the Company's new Lawrenceville facility, leasehold improvements and furniture purchases related to the move, fixup and expansion of the Company's headquarters and manufacturing facilities in Lawrenceville and the purchase of components to be used in the building of additional L-VIS Systems.

     Net cash provided by financing activities in the amount of $31,636,282 for the six months ended December 31, 1997 was the result of several factors. In its efforts to raise money to meet current obligations, the Company collected $1,264,485 of stock
     subscriptions receivable in July 1997.   To meet the Company's
     short term financing needs in advance of the initial public offering, the Board of Directors of the Company approved a $3,000,000 Bridge financing which closed in October 1997. As the Bridge Financing matured upon consummation of the initial public offering in

     December 1997, the entire proceeds of the Bridge Financing plus accrued interest was repaid in December 1997.

     In December 1997 the Company completed an initial public offering yielding net proceeds of approximately $28,900,000. The Company believes that the net proceeds of this offering will be sufficient to meet its capital needs for approximately 18 months. Such capital requirements will depend on a number of factors including the results of its research and development programs, technological advances, the Company's ability to attract customers to use the L-VIS System, and acceptance of the L-VIS System technology by rightsholders.

     Part II


     Item 2    Changes in Securities and Use of Proceeds

     (c) On October 20, 1997, the Company issued 30 units, each consisting of a $100,000, 10% senior secured promissory note (the "October 1997 Promissory Notes") and a warrant to purchase up to 10,000 shares of Common Stock, to several accredited investors for an aggregate purchase price of $3,000,000. The sale and issuance of such securities was deemed to be exempt from registration under the Securities Act by virtue of Rule 506 as a transaction not involving a public offering. The purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the securities issued in the transaction. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

     The October 1997 Promissory Notes matured upon the consummation of the Company's initial public offering. In December 1997, following the consummation of the initial public offering, the Company remitted the $3,000,000 principal balance and approximately $59,000 of accrued interest to the participating investors out of the proceeds of the initial public offering (see
     Item 2(d) below). In addition, the Company paid a fee of five percent of the aggregate purchase price of the securities sold in the offering described in the preceding paragraph (i.e. $150,000) to Barington Capital Group, L.P. out of the proceeds of the initial public offering.

     (d) The Company commenced an initial public offering (the "Offering") of its common stock, no par value (the "Common Stock") on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. The managing underwriters for the Offering were Allen & Company Incorporated and Barington Capital Group, L.P. Pursuant to the Registration Statement, 4,600,000 shares of Common Stock were registered for the benefit of the Company, 700,000 shares of Common Stock were registered for the benefit of various selling shareholders and 400,000 warrants were registered for the benefit of the managing underwriters. All of the shares of Common Stock registered for the benefit of the Company were sold. The shares and warrants registered on behalf of the selling shareholders are currently subject to a lock-up period following the Offering and have not been sold. In addition, 2,000,000 shares of Common Stock were registered solely in connection with the market making activities of Allen & Company Incorporated.

     Pursuant to the terms of the Underwriting Agreement relating to the Registration Statement, the Company registered and sold 4,600,000 shares of Common Stock for an aggregate purchase price of $32.2 million. The Company incurred total expenses in the offering of approximately $3.3 million, of which approximately $2.3 million represented underwriting discounts and commissions and approximately $1.0 million represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses were approximately $28.9 million.

     Enrique F. Senior, a director of the Company, is a Managing Director and Executive Vice President of Allen & Company Incorporated. Allen & Company Incorporated received underwriting discounts and commissions in the aggregate amount of approximately $1,503,000 as well as warrants initially exercisable for 380,000 shares of Common Stock with respect to services rendered on behalf of the Company with respect to the Offering.

     From the effective date of the Registration Statement to December 31, 1997, the approximate amount of net offering proceeds used was $3.21 million for repayment of indebtedness and expenses related thereto (see Item 2 (c) above) and approximately $225,000 for working capital and general corporate purposes.


     Item 4    Submission of Matters to a Vote of Security
               Holders

     The Company's Annual Meeting of Shareholders (the "Annual
     Meeting") was held on October 31, 1997.   At the Annual Meeting,
     the shareholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the Annual Meeting of Shareholders to be held in 1998 and until their successors have been duly elected and qualified; (ii) ratified the appointment of Coopers & Lybrand, LLP as independent auditors of the Company for the fiscal year ending June 30, 1998;

     As of October 3, 1997, the record date for the Annual Meeting, the Company had a total of 3,308,472 shares of Common Stock issued and outstanding and entitled to vote. Present at the Annual Meeting, either in person or by proxy, were holders of 2,368,132 Common Shares. The following sets forth information regarding the results of the voting at the Annual Meeting:

     Election of Directors

                         Voting Shares    Voting Shares    Voting Shares
     DIRECTOR              In Favor          Against           Withheld

     Jerome J Pomerance      2,368,132                0                 0
     Eduardo Sitt            2,368,132                0                 0
     Larry Lucchino          2,368,132                0                 0
     Enrique F. Senior       2,368,132                0                 0
     John B. Torkelsen       2,368,132                0                 0
     Douglas J. Greenlaw     2,368,132                0                 0
     Brown F Williams        2,368,132                0                 0

     Ratification of Selection of Independent Accountants

     Votes in Favor:                              2,368,132
     Votes against:                                       0
     Abstentions:                                         0

     Item 6    Exhibits and Reports on Form 8-K

     (a) Exhibits

     3.1  -    Restated Certificate of Incorporation (Incorporated by
               reference to Exhibit 3.1 to the Company's Registration
               Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

     3.2  -    Restated Bylaws, as amended (Incorporated by reference
               to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11,
               1998).

     27.1  -   Financial Data Schedule

     (b) Reports on Form 8-K.

         No report on Form 8-K was filed by the Company during the fiscal quarter ended December 31, 1997.

     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized,


                                   PRINCETON VIDEO IMAGE, INC.



     February 13, 1998        /s/ Brown F Williams
     -----------------        -----------------------------------
           Date               By: Brown F Williams, Chairman


     February 13, 1998        /s/ Elizabeth A. Dumont
     -----------------        -----------------------------------
           Date               By: Elizabeth A. Dumont, Controller