Form 10QSB
period 1998-03-31
PRINCETON VIDEO IMAGE INC
filed 1998-05-15
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _________________ TO __________________

COMMISSION FILE NUMBER  000-23415

                           PRINCETON VIDEO IMAGE, INC.
        (Exact name of small business issuer as specified in its charter)


          New Jersey                                    22-3062052
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               15 Princess Road, Lawrenceville, New Jersey, 08648
                    (Address of principal executive offices)

                                  609-912-9400
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]


The aggregate number of shares of the Issuer's common stock outstanding on April 30, 1998 was 8,183,472.

Transitional Small Business Disclosure Format:
              Yes [ ]   No [X]

Part I       Financial Information

Item 1.      Financial Statements



                           Princeton Video Image, Inc.
                          (A Development State Company)
                                  Balance Sheet

                                                                                    (Unaudited)
                                                                                     March 31,
                                                                                        1998
                                                                                    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $ 23,721,787
   Restricted marketable securities held to maturity                                     136,358
   Trade accounts receivable                                                              55,540
   Other current assets                                                                  324,343
                                                                                    ------------
            Total current assets                                                      24,238,028
Property and equipment, net                                                            2,194,870
Intangible assets, net                                                                   466,648
Other assets                                                                             143,345
                                                                                    ------------
            Total assets                                                            $ 27,042,891
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                            $    872,217
   Unearned revenue                                                                      230,497
   Customer deposits                                                                     250,000
                                                                                    ------------
            Total current liabilities                                                  1,352,714
Unearned revenue                                                                         857,594
                                                                                    ------------
            Total liabilities                                                          2,210,308
                                                                                    ------------
Commitments and contingencies                                                                 --
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized
     167,000 shares; issued and outstanding 67,600 shares at March 31, 1998, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                         398,887
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at March 31,
     1998, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                         537,705
                                                                                    ------------
            Total redeemable preferred stock                                             936,592

Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 8,183,472 shares issued and outstanding at March 31, 1998                    40,917
   Additional paid-in capital                                                         51,578,819
   Less: Related party note receivable                                                  (948,498)
   Deficit accumulated during the development stage                                  (26,775,247)
                                                                                    ------------
            Total shareholders' equity                                                23,895,991
                                                                                    ------------
                Total liabilities, redeemable preferred stock and
                   shareholders' equity                                             $ 27,042,891
                                                                                    ============

                 See accompanying notes to financial statements

                           Princeton Video Image, Inc.
                             Statement of Operations
                                   (Unaudited)


                                            FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED      CUMULATIVE FROM
                                                     MARCH 31,                         MARCH 31,               INCEPTION TO
                                           -----------------------------     -----------------------------       MARCH 31,
                                               1998             1997             1998             1997             1998
                                           ------------     ------------     ------------     ------------     ------------
License fee                                $     57,625     $     36,791     $    310,376     $     86,791        1,440,902
Advertising revenue                             100,000            7,145          182,027           36,972          272,735
                                           ------------     ------------     ------------     ------------     ------------
             Total revenue                      157,625           43,936          492,403          123,763        1,713,637
Costs and expenses:
   Selling, general and administrative        1,391,984          825,855        3,621,047        2,212,007       12,905,751
   Research and development                     392,074          642,422        1,268,856        1,342,885       10,832,797
   L-VIS System costs                           687,349          361,361        1,499,764          680,153        3,953,077
                                           ------------     ------------     ------------     ------------     ------------
             Total costs and expenses         2,471,407        1,829,638        6,389,667        4,235,045       27,691,625
Operating loss                               (2,313,782)      (1,785,702)      (5,897,264)      (4,111,282)     (25,977,988)
Interest and other financial (expense)               --          (16,406)      (1,814,178)         (28,606)      (1,826,378)
Interest and other income                       391,290           23,543          488,360          109,983        1,039,730
Loss on disposal of fixed assets                (10,611)              --          (10,611)              --          (10,611)
                                           ------------     ------------     ------------     ------------     ------------
Net loss                                     (1,933,103)      (1,778,565)      (7,233,693)      (4,029,905)     (26,775,247)
Accretion of preferred stock
   dividends                                    (11,013)         (11,013)         (33,037)         (33,037)        (202,187)
                                           ------------     ------------     ------------     ------------     ------------
Net loss applicable to common stock        $ (1,944,116)    $ (1,789,578)    $ (7,266,730)    $ (4,062,942)    $(26,977,434)
                                           ============     ============     ============     ============     ============

   Basic and diluted net loss per share
     applicable to common stock            $      (0.24)    $      (0.79)    $      (1.42)    $      (1.81)
                                           ============     ============     ============     ============

     Weighted average number of
        shares of common stock
        outstanding                           8,122,472        2,252,996        5,128,972        2,250,552
                                           ============     ============     ============     ============

                 See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development State Company)
Statement of Cash Flows
(Unaudited)

                                                                                             CUMULATIVE FROM
                                                              FOR THE NINE MONTHS ENDED       INCEPTION TO
                                                                       MARCH 31,                MARCH 31,
                                                            -----------------------------
                                                               1998              1997             1998
                                                            ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                                 $ (7,233,693)    $ (4,029,905)    $(26,775,247)
   Adjustments to reconcile net loss to net
     cash used in operating activities
             Amortization of unearned income                    (310,376)         (86,791)        (440,902)
             Depreciation expense                                489,207          342,356        1,488,807
             Amortization of intangibles                          54,886           43,010          167,233
             Charges associated with option and warrant
                grants and related party note receivable         473,562          227,262        1,531,699
             Equity in net loss of affiliate                          --               --            9,048
             Increase (decrease) in cash resulting
                from changes in:
                  Trade accounts receivable                       31,453          (13,868)         (55,540)
                  Other current assets                          (286,811)          73,580         (324,343)
                  Other assets                                   (14,227)            (574)        (143,345)
                  Accounts payable and accrued expenses           (7,355)         234,480          969,291
                  Unearned revenue                                    --          141,492        1,591,492
                  Customer deposits                             (237,500)              --          187,500
                  Miscellaneous other                              2,575           67,506          121,929
                                                            ------------     ------------     ------------
                  Net cash used in operating activities       (7,038,279)      (3,001,452)     (21,672,378)

Cash flows from investing activities:
   Purchase of held-to-maturity investments                      (52,000)        (501,878)      (5,341,558)
   Proceeds from held-to-maturity investments                         --        3,500,000        5,200,000
   Purchases of property and equipment                        (1,427,881)        (404,037)      (3,706,295)
   Increase in intangible assets                                (132,782)         (42,891)        (727,991)
   Investments in joint venture                                       --               --           (9,048)
                                                            ------------     ------------     ------------
             Net cash provided by (used in)
                investing activities                          (1,612,663)       2,551,194       (4,584,892)
                                                            ------------     ------------     ------------

Princeton Video Image, Inc.
(A Development State Company)
Statement of Cash Flows
(Unaudited)

                                                                                             CUMULATIVE FROM
                                                              FOR THE NINE MONTHS ENDED       INCEPTION TO
                                                                       MARCH 31,                MARCH 31,
                                                            -----------------------------
                                                               1998              1997             1998
                                                            ------------     ------------     ------------
Cash flows from financing activities:
   Proceeds from Bridge Financing loans                        1,353,000               --        1,353,000
   Repayments of Bridge Financing loans                       (1,353,000)              --       (1,353,000)
   Proceeds from sale of Bridge Financing warrants, net        1,479,822               --        1,479,822
   Proceeds from sales of preferred stock                             --               --          734,405
   Proceeds from sales of common stock, net                   29,022,227           30,000       46,669,843
   Cash advanced for related party notes receivable             (169,498)              --         (169,498)
   Collections of stock subscriptions receivable               1,264,485               --        1,264,485
                                                            ------------     ------------     ------------
             Net cash provided by
                financing activities                          31,597,036           30,000       49,979,057
             Net increase (decrease) in cash and
                cash equivalents                              22,946,094         (420,258)      23,721,787

Cash and cash equivalents at beginning of
   period                                                        775,693        1,506,709               --
                                                            ============     ============     ============
Cash and cash equivalents at end of period                  $ 23,721,787     $  1,086,451     $ 23,721,787
                                                            ============     ============     ============

                 See accompanying notes to financial statements

                           PRINCETON VIDEO IMAGE, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)


1.   Nature of Business and Basis of Presentation

     Princeton Video Image, Inc., (the "Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed a live video insertion system (the "L-VIS System") which utilizes proprietary software and hardware to insert images into a live television sports broadcast so that the images appear to actually exist in the stadium where the game is being played. The Company is marketing this system to advertisers for use in real time insertion of an image into television transmissions of a live sporting event. The Company is marketing its systems on a worldwide basis through licensing agreements or the formation of joint ventures.

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

     Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 1,384,974 and 1,202,130 shares of common stock that were outstanding at

     March 31, 1998 and 1997, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

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

4.   Stockholders' Equity

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

     On December 16, 1997, the Company completed its initial public offering of 4,000,000 shares of its common stock at a price of $7.00 per share (the "Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and expenses payable by the Company were approximately $25,050,000. Additionally, in connection with the underwriting services provided in the Offering, the underwriters received warrants with a five year term to purchase 400,000 shares of common stock at an exercise price of $8.40.

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

5.   Warrants and Options

     On October 1, 1997, the Board of Directors of the Company approved a modification of the terms of all stock options held by individuals who, as of that date, were current employees of the Company, except executive officers. The modification, which affected approximately 320,380 options, reduced the exercise price of such options to $8.00 per share.

     In January 1998, the Board of Directors of the Company approved the creation of an employee bonus pool of 100,000 incentive stock options, pursuant to the Company's Stock Option Plan to be awarded during calendar year 1998, on a discretionary basis, in recognition of extraordinary performance.

     In January 1998, the Board of Directors of the Company approved the grant of options with a ten year term to purchase up to 59,600 shares of common stock to a third party consultant. Of those options granted, 9,600 were fully vested upon grant in consideration for consulting services previously rendered. Accordingly, the Company recorded a charge of $33,312 which represents the fair value of the vested options, in the third quarter. The remaining 50,000 options will vest upon the earlier of i) the consultant providing ten years of continued consulting services or ii) the attainment of certain performance criteria. Charges for such unvested options will be recorded in proportion to progress made on such performance criteria. There was no charge recorded in the third quarter for the unvested portion of this option grant.


6.   Commitments and Contingencies

     Lease Agreement

     In October 1997, the Company entered into a five-year operating lease agreement for its headquarters in Lawrenceville, New Jersey. Minimum annual lease payments under the lease will be approximately $249,000 per year.

     GDM Agreement

     In December 1997, the Company settled a dispute with Gerencia de Medios, S.A. ("GDM") concerning a $500,000 payment to the Company from GDM under the provisions of a license and association agreement which expired in December 1996. Under the terms of the settlement, the Company recognized $135,000 of the amount received as license fee revenue and has agreed to remit the remaining $365,000 to GDM in return for shipment of the L-VIS System used by GDM back to the Company. In December 1997, $300,000 of this amount was remitted to GDM. The remaining $65,000 was remitted in January 1998 upon receipt of the Company's L-VIS System from GDM.

7.   New Pronouncements

     The Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of the year ending June 30, 1999. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The adoption of SFAS 130 is not expected to have a material effect on the Company's financial position and results of operations.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 changes current financial disclosure requirements for pension and other postretirement benefit plans. SFAS 132 does not however, change the measurement or recognition provisions of existing accounting standards. Management does not believe that the future adoption of SFAS 132 will have a material effect on the Company's financial statements.

8.   Related Party Transactions

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

9.   Employee Benefits

     Effective January 1, 1998, the Company implemented a 401(k) retirement plan (the "Plan") whereby eligible employees may contribute up to 20% of their annual pre-tax compensation, not to exceed maximum limits set by Federal law. Participants are fully vested at all times in their contributions to the Plan.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Princeton Video Image, Inc. is engaged primarily in the technical development of a live video insertion system (the " L-VIS System") and its introduction and marketing in various markets. Since its inception in 1990, the Company has devoted substantially all of its resources to the development of the L-VIS System, an electronic video insertion system that was designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements.

     The Company has incurred substantial operating losses since its inception. As of March 31, 1998, the Company had an accumulated deficit of approximately $26,800,000 and expects to incur operating losses at least through calendar year 1998. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company and general administrative costs.

     The Company has financed its operations through proceeds from an initial public offering of common stock in December 1997, private placements of equity securities and debt securities, revenue with respect to a license fee, and investment income earned on cash balances and short-term investments. See Part II, Item 2 ("Changes in Securities and Use of Proceeds").

     The Company intends to devote substantial resources to enhance the L-VIS System and develop additional software applications. The Company plans to increase its product development expenses by using a portion of the proceeds from its initial public offering to hire additional qualified hardware and software engineers in this roll out and development of its L-VIS System. In the quarter ended March 31, 1998, the Company hired two additional software engineers to assist in this development. In order to increase its revenue generating user base, the Company also plans to increase its sales and marketing staff. The sales and marketing staff is responsible not only for agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness.

     Management's plans include the continuation of marketing efforts aimed at generating revenue and achieving the successful acceptance of the L-VIS System with advertisers, broadcasters and sporting event rights holders, by entering into a sufficient number of contracts to generate revenue adequate to meet operating expenses. The Company expects to generate revenue from ads sold by rights holders that use the L-VIS System and to share these revenues with the rights holders. Due to the seasonal nature of the sporting events themselves, the Company's revenue will fluctuate seasonally. However, the Company expects to moderate this seasonality by the multi-sport capabilities of the L-VIS System and its use in non-sporting events.

     In addition to the revenue arising from advertising, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. The Company has not generated any significant revenue with the exception of a $2,000,000 license fee paid for an L-VIS System license. The Company recognized $1,000,000 of this fee as revenue during the fiscal year ended June 30, 1996. The remaining $1,000,000 is being recognized into income over a ten-year period which commenced on July 1, 1996, including $25,000 in each of the quarters ended March 31, 1998 and March 31, 1997.

     Results of Operations

     QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

     Revenue

     Total revenue increased from $43,936 for the quarter ended March 31, 1997 to $157,625 for the quarter ended March 31, 1998 as a result of an increase in the number of L-VIS Systems which have been sub-licensed and the recognition of revenue generated from the use of the L-VIS System in the international broadcast of Super Bowl XXXII in January 1998.

     Selling, General and Administrative

     For the quarter ended March 31, 1998, selling, general and administrative ("SG&A") expenses were $1,391,184, an increase from $825,855 for the quarter ended March 31, 1997. This increase was the result of several factors including the hiring of outside marketing consultants to explore potential expansion in certain European and international markets and the non-cash charges incurred related to the issuance of options to these consultants; increased expenses related to the hiring of marketing, administrative and financial personnel to support the New York and Lawrenceville offices; the increase in expenses related to the expansion of the Company's headquarters and manufacturing facilities in Lawrenceville, New Jersey and the fee paid to NFL International for the exclusive right to include electronic virtual signage in the international broadcast of Super Bowl XXXII in January 1998.

     Research and Development

     Total research and development expenses decreased to $392,074 for the quarter ended March 31, 1998 from $642,422 for the quarter ended March 31, 1997 as a result of a shift in spending from the development of an enhanced search system for the basic L-VIS System platform and other ongoing research and development projects to product costs. This shift was due to the late December 1997 attainment of technological feasibility and the initial use of the flex based system which had been under development during prior fiscal years.

L-VIS System Costs

     In the quarter ended March 31, 1998, L-VIS System costs increased to $687,349 from $361,361 for the quarter ended March 31, 1997. This increase resulted from increased costs due to the initial usage of the L-VIS System in the international broadcast of Super Bowl XXXII. In addition, salaries have increased due to personnel shifts from R&D into product costs as more time was spent providing customer support to L-VIS Systems in the field, in the construction of additional L-VIS units, and in the first production run of the flex boards used in the Company's recently introduced second generation L-VIS Systems.

     Interest and Other Income

     Interest and other income increased to $391,291 from $23,543 for the quarters ended March 31, 1998 and 1997, respectively. This increase is due to the increase in funds available to invest from the proceeds of the Company's initial public offering of stock in December 1997.


     NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1997

     Revenue

     The total revenue increased to $492,403 for the nine months ended March 31, 1998 from $123,763 for the nine months ended March 31, 1997 as a result of the increased usage of the L-VIS System in Major League Baseball, the initial use in both pre-season National Football League ("NFL") football games and the international broadcast of Super Bowl XXXII, the recognition of licensing fees under sub-license agreements in Mexico and South America, and the recognition of $135,000 in license fees as a result of the settlement of the GDM dispute. (See Note 6 of Notes to the Financial Statements).

     Selling, General and Administrative

     Selling, general and administrative expenses increased to $3,621,047 for the nine months ended March 31, 1998 from $2,212,007 for the nine months ended March 31, 1997. This increase was the result of several factors including: the hiring of outside marketing consultants to market the L-VIS System to various NFL teams and to explore potential expansion in certain European markets; non-cash compensation charges incurred related to the issuance of nonrecourse notes to certain officers used for the purchase of stock; the addition of several marketing and administrative personnel in order to staff the New York office in July 1997, the addition of financial personnel in the Company's headquarters, the move and expansion of the Company's headquarters and manufacturing facilities to Lawrenceville, New Jersey in October 1997 and the fee paid to the NFL for the exclusive right to include electronic virtual signage in the international broadcast of Super Bowl XXXII.

Research and Development

     Research and development expenses decreased to $1,268,856 from $1,342,885 for the nine months ended March 31, 1998 and 1997, respectively, as a result of a shift in spending from research and development to product costs as the enhanced search system used in the basic L-VIS System platform was tested and integrated into the system for use in the first flex based L-VIS System.

     L-VIS System Costs

     L-VIS System costs increased substantially to $1,499,764 for the nine months ended March 31, 1998 from $680,153 for the nine months ended March 31, 1997 for several reasons, including an increase in costs and supplies due to increased usage of the L-VIS System in baseball, pre-season NFL football games and the international broadcast of Super Bowl XXXII, an increase in time spent providing product support to L-VIS Systems in the field and an increase in costs associated with the initial production run and use of the flex board system introduced into the second generation L-VIS System.

     Interest and Other Financial Expense

     Total interest and other financial expense increased to $1,814,178 from $28,606 for the nine months ended March 31, 1998 and 1997, respectively, as a result of the interest costs incurred in connection with the October 1997 bridge loan financing.

     Interest and Other Income

     Total interest and other income increased to $488,360 for the nine months ended March 31, 1998 from $109,983 for the nine months ended March 31, 1997 as a result of the investment of the proceeds from the October 1997 bridge loan and the Company's initial public offering in December 1997. (See Note 3 of Notes to the Financial Statements).


     Liquidity and Capital Resources


     With the influx of cash from the initial public offering, the Company paid down its accounts payable at March 31, 1998, resulting in a decrease in the accounts payable and accrued expenses balance to $872,217 from $977,646 at March 31, 1998 and June 30, 1997, respectively.

     Cash used in investing activities of $1,612,663 for the nine months ended March 31, 1998 included the purchase of securities held to maturity as required by a letter of credit issued for the security deposit on the Company's new Lawrenceville facility, leasehold improvements and furniture purchases related to the move, fix up and expansion of the Company's headquarters and manufacturing facilities in Lawrenceville, the purchase of components to be used in the building of additional L-

     VIS Systems and the upgrade of existing systems to the recently introduced flex-based second generation L-VIS System.

     Net cash provided by financing activities in the amount of $31,597,036 for the nine months ended March 31, 1998 was the result of several factors. In its efforts to raise money to meet current obligations, the Company collected $1,264,485 of stock subscriptions receivable in July 1997. To meet the Company's short term financing needs in advance of the initial public offering, the Board of Directors of the Company approved a $3,000,000 Bridge financing which closed in October 1997. As the bridge financing matured upon consummation of the initial public offering in December 1997, the entire proceeds of the bridge financing plus accrued interest were repaid in December 1997. In December 1997 the Company completed an initial public offering yielding net proceeds of approximately $28,900,000. The Company believes that the net proceeds of this offering will be sufficient to meet its capital needs for approximately 18 months. Such capital requirements will depend on a number of factors including the results of its research and development programs, technological advances, the Company's ability to attract customers to use the L-VIS System, and acceptance of the L-VIS System technology by rightsholders.

     Part II


     Item 2 Changes in Securities and Use of Proceeds

     (d) The Company commenced an initial public offering of its common stock, no par value on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to March 31, 1998, the approximate amount of net offering proceeds used was $3,210,000 for repayment of indebtedness and expenses related thereto (see
     Note 3 of Notes to Financial Statements), $1,143,000 for the manufacture of L-VIS Systems, $312,000 for research and development, $622,000 for sales and marketing, and approximately $493,000 for working capital and general corporate purposes.


     Item 5 Other Information

     In April 1998, Douglas J. Greenlaw, President and Chief Executive Officer of the Company informed the Board of Directors that he plans to step down as President and Chief Executive Officer of the Company by the end of 1998. The Company has initiated a search for a successor to Mr. Greenlaw. Brown Williams, Chairman and Co-Founder, will continue to co-manage the Company with Mr. Greenlaw until a successor is found. Mr. Greenlaw intends to remain as a member of the Board of Directors and a consultant to the Company.

     Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits

     3.1  Restated Certificate of Incorporation (Incorporated by reference to
          Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997.

     3.2 Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 1998).

     10.1 Employment Agreement, dated as of February 5, 1998, between the Company and Lawrence L. Epstein (Incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 1998).

     27.1 Financial Data Schedule

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated February 11, 1998 which reported in Item 5 the amendment of the Corporation's Bylaws to create the office of Chief Financial Officer and the naming of Lawrence L. Epstein as Chief Financial Officer and Vice President of Finance of the Corporation. Also disclosed was the resignation of Brown F Williams as Treasurer and the election of Lawrence L. Epstein by the Board of Directors to the office of Treasurer of the Corporation.

     Signatures


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       Princeton Video Image, Inc.


          May 15, 1998                    By: /s/ Brown F Williams
    -------------------------             ------------------------
              Date                        Brown F Williams,
                                          Chairman


          May 15, 1998
    --------------------------            By: /s/ Lawrence L. Epstein
              Date                        ---------------------------
                                          Lawrence L. Epstein,
                                          Chief Financial Officer