Form 10KSB
period 1998-06-30
PRINCETON VIDEO IMAGE INC
filed 1998-09-28
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended June 30, 1998

OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______ to _______.


                        Commission File Number 000-23415

                           Princeton Video Image, Inc.
           (Name of Small Business Issuer as Specified in its Charter)

          New Jersey                                            22-3062052
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                15 Princess Road, Lawrenceville, New Jersey 08648
               (Address of Principal Executive Offices) (Zip Code)

                                  609-912-9400
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
          Title of Each Class                             on Which Registered

                 None                                             None

            Securities registered pursuant to Section 12(g) of Act:

                           Common Stock, no par value
                               Title of Each Class

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenue for its most recent fiscal year: $696,012 for the fiscal year ended June 30, 1998.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $29,665,376, based upon the last sales price on September 8, 1998.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,183,552 shares of Common Stock, $.01 par value per share, were outstanding on September 8, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 3, 1998, is incorporated by reference in Part III of this Form.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Princeton Video Image, Inc. ("PVI" or the "Company") developed and is marketing a real-time video insertion system that, through patented pattern recognition technology, places computer-generated electronic advertising images into live television broadcasts of sporting and other events. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. During the broadcast of a sporting event, for example, these images can be placed to appear to be physically located in various high visibility locations in a stadium or even on a playing field.

         PVI believes that its Live Video Insertion System (the "L-VIS System"), which is an integrated hardware and software system, can benefit (i) advertisers, through the placement of their ads in new, high visibility locations and the ability to "narrow cast" by region and brand; (ii) broadcasters and program producers, through a new revenue stream from additional inventory of advertising space; and (iii) teams and leagues, through increased revenue streams and greater flexibility and control over in-stadium advertising. The L-VIS System has been used to insert advertising images into live and pre-recorded television broadcasts including baseball games, soccer matches, football games, motor sports, tennis matches, telethons and entertainment broadcasting.

         The Company's objective is to become the leading provider of electronic advertising to the television advertising market worldwide. The key elements of the Company's strategy include (i) developing relationships with rights owners such as the National Football League ("NFL"), National Basketball Association ("NBA"), Major League Baseball ("MLB"), FIFA (soccer's international governing body) and specific teams and other sports governing bodies; (ii) developing relationships with national network broadcasters such as NBC, CBS, ABC, ESPN, and FOX; (iii) working with high-profile advertisers to assist them in understanding and capitalizing on the use of the L-VIS System; and (iv) developing L-VIS System software for additional sporting and other events.

         This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors described in this Annual Report of Form 10-KSB, including without limitation those identified in this Item 1, "Business" and in Item 6, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" could cause the Company's actual results to differ materially from those expressed in any forward-looking statement by the Company.

         The Company was incorporated in New Jersey on July 23, 1990.

OVERVIEW OF THE TELEVISION ADVERTISING AND SPONSORSHIP MARKET

         Sports advertising and sponsorship is a significant market both inside and outside the United States. Advertisers in the United States spent an aggregate of approximately $9.95 billion to purchase television advertising and sponsorship rights with respect to sporting events in 1997, according to information from the following industry sources. The 1998 network and cable television sports advertising markets in the United States were reported by Paul Kagan Associates, Inc. ("Kagan Associates") to be approximately $3.4 billion and $2.0 billion, respectively. The December 1997 IEG Sponsorship Report, a sports newsletter published biweekly by IEG, Inc., projected that $4.55 billion would be spent to sponsor specific teams, stadium locations and sporting events in 1998. The Company estimates that approximately $11.4 billion was spent on various forms of television sports advertising and sponsorship in 1997 outside the United States.

         The cost of a television commercial spot is normally a function of the nature and size of the expected audience of the event to be broadcast. A spot in a national broadcast of a major sporting event, such as the Super Bowl or a World Series game, sells for a price many times that of a spot in a regular season game broadcast only locally or regionally. For example, the costs of a 30-second spot in the broadcast of a local 1997 regular season San Francisco Giants baseball game, a 1997 nationally broadcast Monday night NFL football game and the 1997 Super Bowl are approximately $5,000, $350,000 and $1,200,000, respectively. Television broadcasters (including national television and cable networks, regional cable networks, and local television and cable operators) purchase television broadcast rights to sporting events from the holders of those rights, which include individual teams as well as various leagues, federations, associations and other organizations representing both professional and amateur sports. Rights to specific games or events may be held by teams, leagues, associations, or any combination thereof, depending on the arrangements under which each sport is organized.

         The Company believes that the growth of sports sponsorship is largely driven by the desire on the part of advertisers to be "in the game" by having their brands and products visible during the broadcast of televised live events. The development of video insertion technology has created a new method of advertising in which the electronically inserted brand or message can appear, to the television viewer, to be a part of the stadium where the event is taking place. The L-VIS System can increase the signage capacity of the stadium or venue from the television viewer's perspective. By exposing the television viewer to the brand or message during the event, the advertiser is "in the game" and can be more confident that its message will actually be seen by the viewer, as the advertisement can be placed strategically to appear on the television screen where traditional signage may not be practical or available.

         Sponsorship generally entails associating the sponsor's name with the event or stadium as well as "signage rights," i.e., the prominent display of the sponsor's name and products in specified locations in the stadium or broadcast. Sponsors purchase sponsorship rights from the holders of those rights. Like broadcast rights, the ownership of sponsorship rights depends on the specific sport and the event or location. In some cases, the owner of the venue at which an event is staged holds the sponsorship rights to the event. In other cases, the team owner may own the sponsorship rights, including signage. Advertisers or their representatives negotiate sponsorship arrangements directly with sponsorship rights holders and not with broadcasters. Since broadcasters historically have not shared in sponsorship revenue, they traditionally have not assisted sponsorship programs.

         The success of the L-VIS System requires satisfactory commercial arrangements among the advertisers, rights holders, broadcasters and the Company. To date, only a limited number of broadcasters, broadcast rights holders and advertisers have agreed to use the L-VIS System during live sports broadcasts. Some press coverage of the Company's technology has raised concerns about its desirability and potential misuse relating to subliminal advertising, television tampering, ethics, and over commercialization. There can be no assurance that the use of the Company's system will be accepted by television viewers or that the Company will be able to combat effectively potential future negative publicity regarding its or similar technology.

ABILITIES OF THE L-VIS SYSTEM

         The Company believes that the L-VIS System provides advantages when compared to traditional 30-second advertising spots and other forms of advertising because the L-VIS System:

         - Allows for "in the game" advertising. The L-VIS System allows an advertiser to be "in the game" by having their brands and products visible during the broadcast of televised live events;

         -        Reduces the effect of channel surfing and viewer muting.
                  Because the L-VIS System allows for "in the game" advertising, the negative effect of "channel surfing," which often occurs during traditional 30-second advertising spots, may be reduced;

         - Allows placement of advertising in high visibility locations. The L-VIS System allows for the insertion of images without affecting the actual playing surface or other areas where advertising is inserted;

         - Creates new inventory for advertising rights holders. The L-VIS Systems allows for new advertising by providing for the insertion of images in locations that are unavailable for conventional billboards, such as the space in the vicinity of football goal posts;

         - Allows "narrow casting" of specific advertising to specific geographical regions. The L-VIS System also allows for "narrow casting" specific advertising to specific geographical regions. Thus, where desired, a rights holder can sell the same advertising space to different advertisers in different markets; for instance, the New York broadcast of a San Francisco Giants-New York Mets MLB game can include a different inserted advertisement than the San Francisco broadcast;

         - Provides for animation and audio-video advertising. The L-VIS System may be used, when appropriate, to insert animation and audio-video advertising within the program to enhance the impact of the advertising;

         - Allows branding of an event. Insertions made during a live broadcast will be captured, or branded, on recordings of the event and may then be shown around the world in re-broadcasts and highlight films of the event. An advertiser will benefit from every re-broadcast, such as re-broadcasts which occur during the sports segment of most news programs; and

         - Provides advertising into otherwise advertising-free environments. The Company's technology can be used to insert advertising into otherwise advertising-free environments, e.g., pay-per-view sports events. To date, the L-VIS System has not been used for such purpose, and there can be no assurance that it will ever be so used.

THE L-VIS SYSTEM TECHNOLOGY

         The L-VIS System is a system of proprietary hardware and software which has been designed by the Company to insert electronic images into live televised sports broadcasts. The inserted images may be two or three dimensional, static or animated, opaque or semi-transparent and may be placed so that the inserted images appear to exist on the playing field or in the stadium or venue where the game or event is being played. If a player or other object moves in front of an image that is inserted on a wall or a playing field, the L-VIS System is programmed so that the passing object occludes that portion of the inserted image. The L-VIS System can also be used to insert a free standing image so that the image will occlude a player or other object which "passes behind" it.

         The Company's L-VIS System is based upon patented pattern recognition technology. The L-VIS System may be located anywhere in the television distribution chain, including the stadium where a broadcast typically originates, the television studio to which a broadcast is relayed and the microwave links or satellite ground stations where the broadcast is relayed for distribution to the viewing public.

         The L-VIS System and its operator may be located at the site of the event, at the network studios of the broadcaster or at an individual station or cable system head-end carrying the broadcast. Before the broadcast, the advertising images to be inserted are prepared and the operator identifies the location in the broadcast scene where the images will be inserted. The L-VIS System is designed to recognize the broadcast scene in real time during the broadcast and to insert the image as instructed each time the broadcast scene containing the insert location appears. The operator controls which of several images is selected for insertion and when it will be inserted.

         The Company has designed software that allows for the live use of the L-VIS System in football, baseball, soccer, tennis and automobile racing broadcasts. For instance, in baseball the Company's software allows images to be inserted on the wall behind home plate, the outfield wall or the area above the outfield wall. To the television viewer, a non-animated advertisement inserted with the L-VIS System, such as an advertisement on the wall behind home plate, appears to be part of the original scene, in proper perspective and fixed in the scene as the camera pans, tilts and zooms, and as players move in front of the image. Furthermore, because an inserted image is not present at the actual site of a sporting event, any distraction caused to the players by other advertising such as scrolling billboards will not be present.

STRATEGY

         The Company's objective is to become the leading provider of electronic advertising to the sports television advertising market worldwide. The key elements of the Company's strategy include:

         - Developing relationships with rights owners. The Company intends to develop relationships with rights owners such as the NFL, MLB, NBA, FIFA, and specific teams and other sports governing bodies;

         - Developing relationships with broadcasters. The Company intends to develop relationships with national network broadcasters such as NBC, CBS, ABC, ESPN and FOX;

         - Working with high-profile advertisers. To promote acceptance of the L-VIS System, the Company has actively discussed the L-VIS System's benefits and unique uses with a limited number of high-profile sporting event advertisers and plans to expand this effort significantly; and

         - Enhancing and developing additional L-VIS System software. In addition to enhancing existing software for use of the L-VIS System during football games, baseball games, soccer games, tennis matches and motor sports events, the Company is developing, or intends to develop, software to permit use of the L-VIS System during the broadcast of additional sports and other events, including basketball games and golf.

OWNERSHIP OF VIDEO INSERTION RIGHTS IN THE NFL, COLLEGE FOOTBALL
AND MLB

         In the NFL, all television, video insertion and national sponsorship rights are controlled by the league for all regular season games, the playoffs, the Super Bowl and the Pro-Bowl. Such rights are controlled by individual NFL teams with respect to all pre-season games. The NFL is under contract with ABC, CBS, FOX and ESPN for the rights to broadcast various NFL football games during the 1998 NFL season. Kagan Associates estimated that the national network broadcasters holding rights to NFL games in 1997 generated an aggregate of approximately $1.4 billion in revenues through the sale of television advertisements with respect to their broadcast of regular season and playoff games, including the 1997 Super Bowl on FOX.

         In college football, the television advertising, sponsorship and video insertion rights to regular season games are held by various college football conferences. The rights to the various college bowl games are owned by bowl committees which are often non-profit corporations established to host a bowl game. Both the conferences and the committees, like other rights holders, contract with broadcasters for the national or local broadcast of their games. Kagan Associates estimated that in 1997, ABC, NBC and CBS generated approximately $170 million, $16.8 million and $61.6 million, respectively, in advertising revenues relating to their regular season and college bowl game broadcast rights.

         MLB holds all television, sponsorship and video insertion advertising rights with respect to regular season nationally broadcast games, the All Star Game, playoff games, the World Series and the international distribution of regular season games. Kagan Associates estimated that the advertising revenues received by the four major over-the-air broadcast networks with respect to MLB totaled approximately $223 million in 1993, $37 million in 1994 (a strike shortened season), $150 million in 1995, $303 million in 1996 and $321.9 million in 1997. Generally, the local television rights, video insertion and sponsorship rights to regular season baseball games are held individually by each of the 30 MLB teams. Typically, each team sells to over-the-air and cable broadcasters the broadcast and television advertising rights to individual games or packages of multiple games for a fixed fee and solicits potential sponsors using a media sales group. The broadcasters earn revenues through the sale of 30-second spots to local and national advertisers.

SALES AND MARKETING

         The Company expects to generate revenues from the sharing of advertising revenue among the Company, rights holders and broadcasters and, in certain circumstances, through the licensing of the Company's technology. As discussed above, the right to insert electronic images for advertising purposes into a live broadcast, and hence the right to sell advertising using the L-VIS System, is held by different groups depending, in most cases, on the sport involved and the status of the game, i.e., pre-season, regular season or post-season, and whether the game is to be broadcast internationally, nationally or locally. These rights may be sold for specific games and/or entire seasons to another party, most notably a broadcaster who pays the rights holder an up-front fee for such rights. In each case, the Company must negotiate for the use of the L-VIS System with the rights holder or holders, typically in exchange for a percentage of the advertising revenue generated using the L-VIS System. Because the L-VIS System uses the live feed from the broadcaster to insert its electronic images, such broadcaster must also approve the use of the L-VIS System. Accordingly, arrangements with several parties including the rights holder and the broadcaster must be established. The L-VIS System has been used to broadcast, among other events, (i) the international broadcast of Super Bowl XXXII in January 1998, (ii) the 1998 NFL pre-season games of the Arizona Cardinals, Baltimore Ravens, Chicago Bears, New York Giants and San Francisco 49ers, (iii) 1998 and 1997 MLB home games of the San Francisco Giants and the San Diego Padres, and (iv) 1998 MLB home games of the Philadelphia Phillies. There can be no assurance, however, that the Company will be successful in establishing or maintaining a relationship with any party.

         The ultimate customers of the Company's L-VIS System are expected to be sports advertisers and sponsors. Revenues are expected to flow from the advertisers and sponsors to the rights holders who will pay a share of those revenues to the Company. Because the right to use video insertion technology and, thus, the right to sell advertising using the L-VIS System, is held, in most cases, by the sports teams or their governing leagues, the Company expects that these rights holders will be its contract partners. The Company expects to provide the L-VIS System and support services to the rights holders and to be paid by the rights holders a percentage of the advertising revenues derived from use of the L-VIS System. The Company further expects that the rights holders will enter into agreements with broadcasters to provide the services necessary for use of the L-VIS System. The Company expects that advertising space using the L-VIS System will be sold either by the rights owner or by the broadcaster, depending on the specific arrangement between such parties, and that advertising revenues will be shared among the rights owner, the broadcaster and the Company. As a result, the Company relies, and will continue to rely, upon the marketing and advertising staffs of the teams, leagues and broadcasters, which typically target the manufacturers or producers of nationally distributed products.

         In addition to relying upon the sales forces of the broadcasters and/or the rights holders, the Company also promotes the advantages of the L-VIS System directly to major advertisers.

The Company believes that promotion is important in influencing market acceptance of the L-VIS System among potential advertisers. Certain press coverage of electronic image insertion technology has raised concerns about its desirability and potential misuse. For instance, an article has described inserted advertising as subliminal and the technology has been described as tampering with the television picture in a manner which may not be ethical. A danger of over commercialization has also been voiced.

         The Company has initially focused its sales and marketing efforts on those sports that account for a significant amount of the United States or worldwide advertising and sponsorship expenditures. Following is an explanation of the Company's sales and marketing strategy for several of its target markets:

         FOOTBALL

         In football, the L-VIS System software has been designed to insert images in the vicinity of the goal posts either as a lead-in to commercial breaks or during field goal and extra-point attempts. The Company expects these insertions to account for substantially all of the Company's football revenue. Insertions in the vicinity of the goal posts offer rights holders the ability to sell advertising for a high visibility location where advertising was not previously located.

         During NFL pre-season in August 1998, the L-VIS System was used in games of the Arizona Cardinals, Baltimore Ravens, Chicago Bears, New York Giants and San Francisco 49ers to insert promotional material and advertising in the broadcasts. The L-VIS System was also used to insert electronic images on behalf of The Coca-Cola Company, as the exclusive sponsor, during the international broadcast of Super Bowl XXXII in January 1998.

         The ESPN sports network first used the L-VIS System in the broadcast of football games during the 1995 fall college football season. The most prominent uses by ESPN were in its December 1995 broadcasts of the Holiday Bowl and the Peach Bowl. ABC used the L-VIS System to insert ABC logos into its New Year's Eve 1995 broadcast of the Sugar Bowl from New Orleans. Since then, ESPN and ESPN2 have used the L-VIS System to make insertions in more than a dozen college football broadcasts. During the 1996 college football season, ESPN used the L-VIS System in approximately 80% of its Western Athletic Conference football broadcasts. The L-VIS System was not used during the broadcast of any 1997 college football season games.

         The Company intends to pursue additional arrangements for the use of the L-VIS System with respect to the broadcast of NFL and college football games. However, there can be no assurance that the Company will be successful in creating greater interest for use of the L-VIS System with respect to the broadcast of either NFL or college football games.

         BASEBALL

         The Company focused its initial marketing efforts on the local MLB market because the advertising rights in each local market are typically held by the individual teams in that market. This provides a greater number of potential customers than are available in many other sports. Because a normal baseball game is divided into 18 half-innings, advertisements can be sold by the rights holder using a half-inning advertising unit, which enables the rights holder to know exactly how many advertising units may be sold and what its revenues will be from the sale of such advertising. The Company has negotiated and intends to continue negotiating for the right to consent to any pricing model before its implementation.

         In 1995, the Company introduced the L-VIS System to broadcast television, inserting advertisements into broadcasts of the Trenton Thunder minor league baseball games broadcast by Comcast Cable of New Jersey. In 1996, the Company contracted with the San Francisco Giants for use of the L-VIS System for broadcasts of Giants home games on San Francisco station KTVU and SportsChannel. In addition, FOX carried one of the Giants home games on its "Game of the Week" program during which the L-VIS System was used. The Giants pay a fee to the broadcaster for use of the video feed required by the L-VIS System and to facilitate its utilization.

         Through the use of the L-VIS System by the San Francisco Giants, the Company gained access to other MLB teams. The Giants and the San Diego Padres used the L-VIS System throughout the 1997 MLB season and are using the L-VIS System during the 1998 MLB season. In order to interest more teams in the Company's technology, PVI installed a second system in San Diego during the 1997 season for use by visiting teams in broadcasts to their home cities. The Company entered into an agreement with the Philadelphia Phillies pursuant to which the L-VIS System was used throughout the 1998 MLB season with respect to the broadcast of home games. However, there can be no assurance that the Company will be successful in creating greater interest for use of the L-VIS System in MLB.

         SOCCER

         Although revenues from soccer television advertising in the United States historically have been very small, the Company has marketed, and intends to continue marketing, the L-VIS System for use in soccer matches in Europe, Latin America and Asia, where the popularity of soccer is significantly greater than in the United States.

         The L-VIS System has been designed to insert an image onto the center circle of a soccer field. The Company first used the L-VIS System to insert advertising logos during live international broadcasts of the Parmalat Cup soccer tournament in August 1995. RTBF, the French language national broadcaster in Belgium, successfully used the L-VIS System in May 1996 to insert three-dimensional images into the broadcast of the Belgian Cup. The Company also used the L-VIS System to insert logos during the December 1996 World Cup qualifying match between the Dutch and Belgian national teams and, through Publicidad (discussed below), to insert advertisements in more than 100 soccer matches in Mexico.

         FIFA currently opposes the insertion of advertising on to the field of play. The L-VIS System has not been used in FIFA-sanctioned matches to insert images on the field of play while a match is in progress. Instead, the L-VIS System has been used before and after a match. The Company continues to explore ways to encourage FIFA to grant permission to use the L-VIS System in FIFA-sanctioned matches. For example, the Company has discussed using the L-VIS System to insert advertising on sideboards during FIFA-sanctioned matches. Without this permission, the Company's potential revenue from soccer will be substantially reduced. There can be no assurance that FIFA will give such permission.

         OTHER SPORTS

         Kagan Associates estimated that in 1997, 22.1% and 7.8% of the combined sports advertising revenues generated by ABC, CBS, NBC and FOX were for basketball and golf, respectively. Motor sports have also generated significant revenues worldwide. In August 1998 the L-VIS System was used for the first time in the broadcast of a motor sport event, the Brickyard 400. The Company intends to improve its existing software for motor sports events and to develop software to use the L-VIS System for broadcasts of basketball and golf during 1999-2000. ESPN used the L-VIS System in international broadcasts of the 1997 and 1998 X-Games, which were taped in San Diego. There can be no assurance that the Company will be successful in developing software that allows use of the L-VIS System with basketball or golf, or if successful, will be able to gain market acceptance with respect to such sports.

INTERNATIONAL BUSINESS STRATEGY

         The Company's strategy with respect to sporting and other events originating outside of the United States is to enter into joint ventures and licensing transactions principally with foreign broadcast and sports marketing experts. The Company expects that the largest international market for the L-VIS System initially will be for soccer matches and motor sports.

         In 1993, the Company entered into a 50/50 joint venture with Presencia en Medios, pursuant to which the parties formed Publicidad Virtual, S.A. de C.V., a Mexican limited liability company ("Publicidad"), which was granted an exclusive, royalty-free license to use, market and sub-license the L-VIS System throughout Mexico, Central and South America and the Spanish-speaking markets in the Caribbean basin. The L-VIS System has been used to place insertions into broadcasts of more than 200 soccer matches, plus tennis matches and bullfights on behalf of clients of Publicidad.

         There can be no assurance that the Company will be able to enter into or maintain favorable relationships with any partners or licensees, that any partners or licensees will establish a market for the L-VIS System, that any relationships will generate any revenue for the Company, or that any partners or licensees will act in good faith and perform their obligations to the Company. To the extent the Company enters into an exclusive arrangements in any market, such partners or licensees' failure to generate revenues for the Company could preclude the Company from generating any revenues in such geographical area or with respect to a specific sport, as the case may be.

         There are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could have a material adverse impact upon the success of the Company's international operations.

RESEARCH AND DEVELOPMENT

         The Company recently completed integrating the L-VIS System operating software into a new "Flex-Card" hardware platform. This platform is more powerful than the Company's prior platform and allows re-configuration. The Company has designed the Flex-Card L-VIS System to provide multiple insertion capability, multiple camera capability, an expanded zoom range and has created a simplified graphical user-based interface. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development" regarding costs of research and development in each of the last two fiscal years.

         The Company is continuing to improve existing software for use of the L-VIS System during the broadcast of football games, baseball games, soccer games, tennis matches and motor sports. Further, the Company is developing, or intends to develop, software to permit use of the L-VIS System during the broadcast of basketball games and golf. The Company also intends to make the L-VIS System available for use with other events such as pay-per-view boxing and concerts and award shows such as the Oscars and the Grammys. There can be no assurance that the Company will be able to prepare such software.

COMPETITION

         PVI knows of three other organizations that have developed and are continuing to develop processes and equipment to pursue a business similar to the Company's. These organizations are Symah Vision-SA ("Symah"), Orad Hi Tech Systems Ltd. ("Orad") and SciDel Technologies Ltd. ("SciDel"). Symah is owned by the LaGardere Group, which controls Matra-Hachette, a large French defense and publishing company. Symah has demonstrated its system publicly and is actively marketing its system in Europe. The Company believes that Symah's system has been used in Europe during the broadcast of at least 60 sporting events. Orad was founded in 1992 as part of the ORMAT Group, an Israeli company originally established to create alternative energy power stations. The Orad system is marketed by Imagine Video Systems which is partly owned by Orad and ISL, a Swiss sports-marketing firm. SciDel is a subsidiary of Scitex, a large Israeli corporation that provides services in the electronic imaging area primarily for the printing and publishing industries. Both the Orad and SciDel systems have been used during live commercial broadcasts. Apart from the patents or patent applications that the Company owns or licenses, the Company believes each of these competitors has one or more patents or patent applications relating to real-time video insertion. Although the Company believes that use of the L-VIS System does not infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against the Company. PVI is currently evaluating whether use of the SciDel system infringes the Company's patents.

         In addition to these known competitors, the Company also expects substantial competition from established broadcast business participants, if the market for video insertion technology, including virtual advertisements, proves successful. These potential competitors will likely have substantially greater financial, technical, marketing and other resources and many more highly skilled individuals than does the Company. Furthermore, such potential competitors may have greater name recognition and extensive customer bases that could be utilized to gain significant market share, to the Company's detriment. The Company's competitors may be able to produce superior products, including products with new features, undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than the Company. There is no assurance that the Company will be able to compete effectively with current or future competitors.

         In addition to the products of these competitors, the L-VIS System will compete with advertisers' use of traditional 30-second advertising spots, which remain the standard in the television advertising industry, and traditional signage and sponsorship programs. The Company's revenues will be partially dependent upon television sports advertisers allocating a portion of their advertising budgets to use the L-VIS System. There can be no assurance that advertisers will allocate their advertising expenses in the manner currently anticipated by the Company.

         The L-VIS System will also compete with advertisers' use of conventional billboard products, including advertising placed on playing surfaces (such as outfield walls, football fields and soccer fields) and scrolling billboards, physically located at the site of an event, which can display sequentially a series of static advertisements. These scrolling billboards are currently marketed and used in professional baseball, basketball and other sports. These products achieve an effect that is similar to those L-VIS System insertions that are static and two-dimensional, and their use generally does not require broadcaster participation.

         Approximately 21 MLB teams had scrolling billboards located behind home plate in 1998. The existence of these scrolling billboards and other advertising behind home plate currently limits the marketability of the L-VIS System in baseball. The Company believes that one manufacturer of scrolling billboards used in stadiums has included restraints in its contracts that inhibit or prohibit the use of video insertion technology in television broadcasts. Other agreements among advertisers, sponsors, syndicators, promoters, broadcasters and cable operators may include similar provisions. These restrictions may have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company expects to generate revenue primarily by attracting new advertisers and sponsors to the sports advertising and sponsorship market and by causing existing advertisers and sponsors to switch to use of the L-VIS System. There can be no assurance that total advertising and sponsorship expenditures will increase as a result of the availability of the L-VIS System. To the extent that the Company is competing for television advertising and sponsorship dollars that are currently allocated to traditional media, such as 30-second spots or scrolling billboards, the competition is likely to become more intense. The Company will be able to compete effectively with existing advertising and sponsorship alternatives only with the cooperation of broadcasters and the advertising sales departments of team owners and broadcasters, on which the Company will rely for sales to advertisers. Because certain L-VIS System rights holders may also own traditional television advertising rights or sponsorship rights, which may provide such rights holders with a greater percentage of the revenues received from the sale of such advertising or sponsorship rights than does the sale of L-VIS System advertisements, incentives may exist in some cases to sell alternative advertising or sponsorship inventory prior to the sale of L-VIS System advertising.

MANUFACTURING AND SUPPLY

         The Company has built 21 L-VIS System units (each, an "L-VIS Unit"), of which approximately 14 are being used from time-to-time by customers, potential customers or foreign marketing partners. An L-VIS Unit consists of standard electronic equipment racks, containing both standard purchased components and the Company's proprietary circuit boards, assembled and tested by Company personnel. The Company is dependent upon a sole supplier, Lucent Technologies, for certain of the hardware components. Although such hardware components are stock items which are readily available to the public, there can be no assurance that Lucent will continue to manufacture and sell the components. The Company is not a party to any agreement with Lucent.

REGULATIONS

         The Company believes that no federal or state regulations currently directly relate to or restrict the use of the L-VIS System. However, there can be no assurance that there will not be any regulations or restrictions in the future, which either directly, or indirectly through broadcaster regulations, will adversely affect the use of the L-VIS System. Further, there can be no assurance that regulatory agencies in foreign jurisdictions have not adopted, or will not adopt in the future, regulations or restrictions affecting the use of the L-VIS System. Such regulations or restrictions could have a material adverse effect on the Company's business, financial condition and results of operation.

INTELLECTUAL PROPERTY

         PATENTS

         The Company has been assigned four issued U.S. patents. Patent No. 5,264,933, which relates to the Company's basic pattern recognition video insertion technology, was issued on November 23, 1993, will expire on November 23, 2010 and was assigned to the Company on January 22, 1992. Patent No. 5,543,856, which relates to the use of remote insertion of images that might be useful in a narrow casting application, was issued on August 6, 1996, will expire on August 6, 2013 and was assigned to the Company on October 22, 1993. Patent No. 5,627,915, which relates to a pattern recognition system using templates, was issued on May 6, 1997, will expire on January 31, 2015 and was assigned to the Company on January 30, 1995. Patent No. 5,808,695, which relates to a method of tracking scene motion for live video insertion systems, was issued on September 15, 1998 and will expire on December 29, 2015 and was assigned to the Company on December 27, 1995. The Company owns all right, title and interest in each of the patents.

         To date, the Company has filed counterpart patent applications for the three issued U.S. patents in the European Patent Office and in various non-European countries around the world where it expects to do business. One patent has been allowed by the European Patent Office. Six new patent applications are pending in various countries, including the United States, and several more patent applications are in preparation.

         The Company believes its patents will be important in its future business dealings, since it believes that any system that is able to deliver the technical capabilities of the L-VIS System will depend on pattern recognition technology and will, therefore, fall within the scope of PVI's issued patents.

         The validity and/or breadth of the Company's owned and licensed patents generally may be tested in post-allowance court proceedings. There has been no court test of any of the issued patents, the allowed patent or any of the pending applications or foreign counterparts of the Company. The Company is aware of other companies that have patents or patent applications in the field of electronic video insertion technology. These companies or others may claim that the Company infringes the patents or rights of such third parties, or these third parties may infringe the Company's patents. In either event, if the Company's patents or rights are brought before a court, litigation would involve complex legal and factual issues, and the outcome, consequently, would be highly uncertain. Furthermore, any patent litigation would entail considerable cost to the Company, which would divert resources that otherwise could be used for its operations and might be resolved in a manner that is unfavorable to the Company. No assurance can be given that the Company or its licensors would be successful in enforcing such rights, or that the Company's products or processes do not or will not infringe the patent or intellectual property rights of a third party. An adverse outcome in the defense of a patent infringement action could subject the Company to significant liabilities to third parties, require the Company to license disputed technology from third parties, if possible, or require it to cease selling its products. In the event the Company's owned or licensed patents were successfully challenged in court, its business, financial condition and results of operations would be materially adversely affected.

         It is possible that one or more products developed by a competitor may be marketed or used in a territory where the Company has patent protection. Because an image inserted through use of video insertion technology often appears as if it exists as a physical advertisement at the site of a sporting event, it may be difficult to know whether, and which, video insertion technology is being used with respect to any televised sporting event. Thus, infringement of the Company's patents may be difficult to monitor.

The Company's failure to detect such an infringement may have a material adverse effect on its business, financial condition and results of operations. In the event the Company becomes aware of a potential patent infringement, it may be forced to litigate to enforce its patent rights. Engaging in an enforcement action may be protracted and expensive and may have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company has no cause for belief that use of the L-VIS System would infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against the Company. GDM, a Spanish media company that licensed the L-VIS System for use in broadcasts in Spain and Portugal during a trial period which ended December 1996, received a letter from a Symah affiliate asserting that use of the L-VIS System in Spain would infringe one of Symah's patents. Although the Company and GDM have been advised that use of the L-VIS System would not infringe Symah's patent, there can be no assurance that Symah will not assert infringement claims against the Company or its European licensees in the future.

         One of the patents of which the Company is aware is U.S. Patent 5,353,392 (the "'392 Patent"). The '392 Patent derives from the same patent application as does the patent asserted by the Symah affiliate against the L-VIS System in Spain. The '392 patent has not been asserted against the Company. The Company believes that the L-VIS System does not infringe the '392 Patent. However, the Company has not received during the past two years an opinion as to the non-infringement of the '392 Patent. There can be no assurance that changes in the L-VIS System, changes in applicable patent law or rulings by the U.S. Patent and Trademark Office or the courts would not cause the L-VIS System to be found to infringe the '392 Patent, which could have a material adverse effect on the Company's business, financial condition and results of operations. If the L-VIS System were found to infringe the '392 Patent or any other patent, the Company may be required to modify the L-VIS System or enter into an arrangement to license such patent, if possible. There can be no assurance that the Company would be able, under such circumstances, to modify the L-VIS System or enter into a license arrangement.

         If the L-VIS System were found to infringe any patent, the Company may be required to modify the L-VIS System or enter into an arrangement to license such patent, if possible. There can be no assurance that the Company would be able, under such circumstance, to modify the L-VIS System or enter into a license arrangement. The Company also relies in large part on unpatented trade secrets, improvements and proprietary technology. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that it will be successful in doing so or that its competitors will not independently develop, reverse engineer or patent technologies that are substantially equivalent or superior to its technologies.

         LICENSE GRANTS

         The Company has entered into the following license agreements relating to the L-VIS System:

         David Sarnoff Research Center, Inc. David Sarnoff Research Center, Inc. ("Sarnoff") has granted the Company a worldwide license to practice Sarnoff's technology related to the electronic recognition of landmarks, including an exclusive license covering the specific fields of television advertising and television sports. The Company has also been granted a non-exclusive license for use of the Sarnoff technology in all other fields relating to sports or advertising, including video production, local video insertion, private networks, medical and scientific applications and uses by the United States Department of Defense or any other United States government agency. The Sarnoff license will remain in effect until terminated by the Company, provided that the Company remains current with respect to its royalty obligations to Sarnoff. The Company may terminate the license at any time.

         During the term of the exclusive license for television advertising and television sports applications, the Company is obligated to pay Sarnoff royalties based upon a percentage of the Company's gross revenues. Royalties accrue as earned, but the Company is not required to make any royalty payments until the earlier of the date on which its cumulative gross revenues reach $20 million or January 1, 1999. In any event, commencing on January 1, 1999, the Company will be required to pay minimum royalties each quarter. Royalties have begun to accrue under the Sarnoff license (less than $100,000) but have not been paid.

         General Electric Company. General Electric Company ("GE") granted the Company a five-year non-exclusive, worldwide license relating to all GE patents on equipment for electronic recognition of selected landmarks; altering images in television programs for advertising purposes; or any purpose in television programs the principal focus of which is sports, as of July 1996.

         Theseus Research, Inc. Theseus Research, Inc. ("Theseus") has granted the Company a non-exclusive, worldwide license to use and sell Theseus' patented technology for the warping of images in real time. During the term of the Theseus license, the Company is required to pay Theseus a royalty on net sales of products, if any, that incorporate the Theseus technology. The Company has paid Theseus an up front license fee of $50,000, which is creditable against future obligations. The Company may terminate the Theseus license at any time.

         TRADEMARKS

         L-VIS(TM) is a trademark of the Company. The Company has filed a U.S. trademark registration application for L-VIS, the mark under which the Company is marketing its live video insertion products. This mark has been published for opposition in the Official Gazette of the United States Patent and Trademark Office. Following publication, a notice of opposition was filed and the Company is currently in discussions with the filer of such notice. The Company believes that its trademark position is adequately protected. However, there can be no assurance that the Company will be able to resolve matters favorably with the filer of such notice.

         COPYRIGHT AND TRADE SECRET

         The Company relies upon copyright and trade secret protection to maintain the proprietary nature of the computer software it develops that is not patented.

EMPLOYEES

         As of September 8, 1998, the Company had 46 full-time employees, 22 of whom were engaged in, or directly supported, the Company's hardware and software research, development and product engineering activities, 8 of whom assembled and operated L-VIS Systems for potential customers, 10 of whom were engaged in marketing activities and 6 of whom were engaged in administrative activities. In addition, the Company utilizes part-time employees and outside contractors and consultants as needed. None of the Company's employees is represented by a labor union, and the Company believes that its relations with its employees are good.

         Currently, each of the Company's employees is required to execute an agreement pursuant to which he or she assigns to the Company all patent rights and technical or other information which pertain to the Company's business and are developed by the employee during his or her employment with the Company, and agrees not to disclose any trade secret or confidential information without the prior consent of the Company.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company leases 16,000 square feet of office space in Lawrenceville, New Jersey, and 4,300 square feet of office space in New York City. The Lawrenceville facility is the main operations center of the Company, including product, hardware and software design, manufacturing and product assembly, product test and documentation, customer training and customer technical support. The New York City office is the corporate marketing center. The lease in Lawrenceville expires in September 2002, and the New York City lease expires in May 2000.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         (a) Prior to December 1997 there was no market for the Company's Common Stock. Since December 16, 1997 the Common Stock has traded on the Nasdaq National Market under the symbol "PVII." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

Period                                          High             Low
------                                          ----             ---
1997
4th Quarter (commencing December 16, 1997)..   $9 1/2           $7 1/8

1998
1st Quarter.................................   $9 1/2           $6 1/4
2nd Quarter.................................    8 3/4            4 1/4

         As of September 8, 1998, there were 390 holders of record of the Common Stock, with beneficial shareholders in excess of 400. On September 8, 1998, the last sale price reported on the Nasdaq National Market for the Common Stock was $3.625 per share. The market prices of equity securities of technology companies, such as PVI, have experienced substantial price volatility in recent years for reasons both related and unrelated to the individual performance of specific companies. To date, there has been a relatively small number of shares of Common Stock trading publicly. Shareholders may experience difficulty selling or otherwise disposing of shares of Common Stock at favorable prices, or at all.

         The continued listing of the Common Stock on the Nasdaq National Market will be conditioned upon the Company's meeting certain asset, stock price and other criteria set forth by such quotation system. If the Company fails any listing criteria, the Common Stock may be delisted from quotation on such system. The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. In addition to the risk of possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets, including the "penny stock" rules under the Securities Enforcement and Penny Stock Reform Act of 1990. In particular, if the Common Stock were delisted from trading on an appropriate market, including the Nasdaq National Market, and the trading price of the Common Stock were less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Exchange Act, which requires that broker-dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent, prior to any transaction. Delisting and such additional regulatory requirements may restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.

         The Company has neither paid nor declared any dividends on the Common Stock since its inception. The Company expects that it will retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends to its shareholders in the foreseeable future. The payment of future dividends on the Common Stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company's ability to pay dividends, the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors. Furthermore, pursuant to its Restated Certificate of Incorporation, the Company is prohibited from paying any dividends on the Common Stock until all accumulated dividends in respect of the Series A Preferred Stock and Series B Preferred Stock have been paid. As of June 30, 1998, the accrued dividends with respect to the shares of Series A Preferred Stock and Series B Preferred Stock totaled $99,250 and $113,950, respectively.

         The Company is required to redeem the Series A Preferred Stock on a pro rata basis, at a price of $4.50 per share plus all accrued but unpaid dividends, out of 30% of the amount, if any, by which the Company's annual net income after taxes in any year exceeds $5 million, as shown on its audited financial statements. Subject to the prior redemption of all of the Series A Preferred Stock, the Company is required to redeem the Series B Preferred Stock, on a pro rata basis, at a price of $5.00 per share plus all accrued but unpaid dividends out of 20% of the amount, if any, by which the Company's annual net income after taxes in any year exceeds $5 million, as shown on its audited financial statements. See "See Note 10, Common and Preferred Stock, of Notes to Financial Statements."

         (b) The Company commenced an initial public offering of its Common Stock pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to June 30, 1998, the approximate amount of net offering proceeds used was $2,354,000 for L-VIS System manufacturing and deployment, $627,000 for research and development, $3,329,000 for repayment of indebtedness and expenses related thereto (see Note 9 of Notes to Financial Statements), $0 for capital expenditures, $873,000 for sales and marketing, and $1,030,000 for working capital and general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in 1990, the Company has devoted substantially all of its sources to the development of the L-VIS System, an electronic video insertion system that was designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements. The Company has incurred substantial operating losses since its inception. As of June 30, 1998, the Company had an accumulated deficit of approximately $28,626,000 and expects to incur substantial additional losses for the foreseeable future. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general administrative costs.

         The Company intends to continue its efforts to enhance the L-VIS System and develop additional software applications. In order to increase its revenue generating user base and to expand into national and international markets, the Company plans an increase in its sales and marketing staff during the fiscal year ending June 1999. The sales and marketing staff is responsible not only for agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness. While any purchase of advertising will be done through the rights holder or the broadcaster, the Company hopes to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers. Therefore, the Company expects to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as it achieves revenues sufficient to finance its ongoing capital expenditures and operating expenses. The Company's ability to produce positive cash flow will be determined by numerous factors, including its ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of its control.

         The Company expects to generate revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, the

Company will need to enter into agreements with rights holders. The agreements can take various forms, although the agreements to date in the United States have been revenue sharing agreements under which the Company received a percentage of the fee paid by the advertisers. The Company realizes revenues when the advertisement runs over the air. Due to the seasonal nature of the sporting events themselves, the Company's revenue will fluctuate seasonally. However, this seasonality may be moderated by the multi-sport capabilities of the L-VIS System and its use in nonsporting events.

         In addition to the revenue arising from advertising, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and the Company will share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, the Company may receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1998 AND FISCAL YEAR ENDED JUNE 30,
1997

         REVENUES. Revenues include receipts from advertising use of the L-VIS System as well as from license fees for use of the L-VIS System outside the United States. Total revenue increased 229% to $696,012 during the fiscal year ended June 30, 1998 ("Fiscal 1998") from $211,634 for the fiscal year ended June 30, 1997 ("Fiscal 1997"). Of this total, advertising revenue increased 300% to $324,789 in Fiscal 1998 from $81,108 in Fiscal 1997 as a result of several factors including the use of the L-VIS System in the international broadcast of Super Bowl XXXII, increased advertisement sales by the San Diego Padres and the San Francisco Giants in MLB and use of the L-VIS System during ESPN's broadcast of the domestic and international X-Games. Revenues from license fees increased 184% to $371,223 in Fiscal 1998 from $130,526 in Fiscal 1997 as a result of the full year amortization of income from several licensing transactions in Latin America and the recognition of $137,500 in non-recurring revenue from the settlement of a dispute with a former licensee of the L-VIS System.

         L-VIS SYSTEM COSTS. L-VIS System costs include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators and the shipping of L-VIS System units to international and domestic venues. L-VIS System costs increased 93% to $2,456,019 in Fiscal 1998 from $1,274,890 in Fiscal 1997 for several reasons, including (i) an increase in costs and supplies due to increased use of the L-VIS System in baseball, pre-season NFL football games and the international broadcast of Super Bowl XXXII, (ii) an increase in time spent providing product support to L-VIS System units in the field, and (iii) costs associated with the initial production run and use of the flex board system introduced into L-VIS System units.

         RESEARCH AND DEVELOPMENT. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports. Research and development expenses decreased less than 1% to $1,719,703 in Fiscal 1998 from $1,722,598 in Fiscal 1997 as a result of a shift in spending from the development of an enhanced search system for the basic L-VIS System platform and other ongoing research and development projects to product costs. This shift was due to the December 1997 attainment of technological feasibility of the flex board based L-VIS System, which had been under development during prior fiscal years, and the use of such system. In addition, camera head technology was used with the L-VIS System for the first time in the second half of Fiscal 1998, causing a shift in the related expenses from research and development to L-VIS System costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include selling and marketing expenses, including salaries of sales and marketing personnel, their travel expenses, advertising and expenses associated with customer support, and general and administrative expenses, including salaries of support personnel, allocated rent and operating costs and legal and accounting fees. Selling, general and administrative expenses increased 54% to $4,652,384 in Fiscal 1998 from $3,028,895 in Fiscal 1997, as a result of numerous factors including (i) the hiring of marketing consultants to explore potential expansion in certain European and other international markets and the non-cash charges incurred related to the issuance of options to these consultants, (ii) increased expenses related to the hiring of marketing, administrative and financial personnel to support the New York and Lawrenceville offices, (iii) the increase in expenses related to the expansion of the Company's headquarters and manufacturing facilities in Lawrenceville, New Jersey, (iv) the increased expenses related to the retention of investor and public relations firms aimed at improving investor and market communications,
(v) non-cash compensation charges associated with the granting of options and warrants, and (vi) the fee paid to NFL International for the exclusive right to include electronic virtual signage in the international broadcast of Super Bowl XXXII in January 1998.

         INTEREST AND OTHER FINANCIAL EXPENSE. Interest and other financial expense increased to $1,814,178 in Fiscal 1998 from $0 in Fiscal 1997 due to the interest costs incurred in connection with the Company's October 1997 bridge loan financing.

         INTEREST AND OTHER INCOME. Interest and other income increased 924% to $861,948 in Fiscal 1998 from $84,088 in Fiscal 1997 as a result of an increase in funds available to invest from the proceeds of the Bridge Loan in October 1997 and the initial public offering of stock in December 1997.

         NET LOSS. As a result of the foregoing factors, the Company's net loss increase 58% to $9,128,374 in Fiscal 1998 from $5,774,711 in Fiscal 1997.

YEAR 2000 RISK COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields need to recognize four digit entries in order to identify correctly dates in the 21st century. If not corrected, many computer applications could fail or create erroneous results at the year 2000.

         Based on a preliminary assessment, the Company believes that its current accounting and administrative software products are Year 2000 compliant and does not anticipate any internal Year 2000 issues arising from the use of its own internal information systems, databases or programs. The Company is in the process of a more detailed assessment of its internally designed software applications, computer systems and operations in order to determine their Year 2000 readiness and signal any potential problem areas. However, based on the preliminary assessment, future costs related to Year 2000 compliance for internal systems are not expected to be material.

         The Company's proprietary L-VIS System relies on time (i.e. hour and minute) sensitive software coding, but is not date sensitive and is, therefore, not believed by the management of the Company to be subject to Year 2000 problems. The manufacture and use of the L-VIS System, however, requires the cooperation of external suppliers and outside broadcasters. The Company intends to implement a formal review process of the Year 2000 readiness of its external suppliers and the broadcasters whose cooperation is necessary in the use of the L-VIS System in both live and prerecorded events. This will involve approaching all suppliers and broadcasters to ascertain whether their products, equipment and services are Year 2000 compliant and, if not, what efforts they are making in this regard. To the extent that its suppliers and broadcasters and/or its own internal information systems, databases and administrative software products are not Year 2000 compliant, the planned operations of the Company could be significantly disrupted. This could have a material adverse effect on the Company's business, financial condition and planned results of operations. Management is currently unable to quantify the impact of this potential disruption on its future earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing the L-VIS System and the cost of building L-VIS Systems. As a result of operating losses, the net cash used in operating activities increased to $8,493,778 in Fiscal 1998 from $4,095,264 in Fiscal 1997. This increase was due in large part to a $1.8 million non-recurring interest expense, commissions, fees and other charges relating to the Company's October 1997 bridge loan financing. In addition, in Fiscal 1998 the company recorded non-cash compensation charges in the amount of $473,562 associated with the granting of options and warrants.

         Net cash used in investing activities increased to $2,336,324 in Fiscal 1998 from $2,313,612 in Fiscal 1997. Proceeds from the maturity of the Company's investments provided cash of $0 and $3,000,000 in Fiscal 1998 and Fiscal 1997, respectively, attributable to the Company's change in investment strategy. The Company increased its purchases of property and equipment to $2,093,702 in Fiscal 1998 from $523,221 in Fiscal 1997, primarily as a result of building 10 additional L-VIS Systems needed to meet the demands of an increased number of customers, both domestically and in the international market as well as for internal development purposes.

         Net cash proceeds from financing activities increased from $1,050,636 to $31,597,036 for the years ended June 30, 1997 and 1998, respectively for several reasons. In its efforts to raise money to meet current obligations, the Company collected $1,264,485 of stock subscriptions receivable in July 1997. To meet the Company's short term financing needs in advance of the initial public offering, the Board of Directors of the Company approved a $3,000,000 Bridge financing which closed in October 1997. As the Bridge Financing matured upon consummation of the initial public offering in December 1997, the entire proceeds of the Bridge Financing plus accrued interest was repaid in December 1997. The Company completed an initial public offering of 4,000,000 shares of common stock on December 16, 1997. The net proceeds from the sale of such shares, after deducting underwriting discounts and commissions and estimated expenses payable by the Company, were approximately $25,050,000. On December 31, 1997, the Company sold 600,000 shares of common stock pursuant to the Underwriters' exercise of an over-allotment option. The net proceeds from the sale of the over-allotment shares, after deducting underwriting discounts and commissions and estimated expenses payable by the Company, were approximately $3,900,000.

         Since inception, the Company has financed its operations from (i) the net proceeds of approximately $19,700,000 from private placements of Common Stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license granted by the Company to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of its Common Stock which closed in December 1997, (v) revenues and license fees relating to use of the L-VIS System, and (vi) investment income earned on cash balances and short term investments.

         The Company believes that its existing available cash, cash equivalents and short-term investments will be sufficient to meet its capital needs for a period of eighteen months, although there can be no assurance that the Company will not require additional funds sooner. The Company's actual working capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the Company's ability to maintain its customer base and attract new customers to use the L-VIS System, the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities, technological advances and the status of its competitors. In the event adequate revenues are not generated, the Company will be required either to raise additional debt and/or equity capital to fund its cash requirements or to reduce substantially the scale of its operations. There can be no assurance that the Company will be able to raise such additional capital.

         As of June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,400,000 which expire in the years 2006 through 2013. Based upon the Company's initial public offering of Common Stock in December 1997, the Company has undergone an additional "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under Section 382 of the Code, upon undergoing an ownership change, the Company's right to use its then existing net operating loss carryforwards as of the date of the ownership change is limited during each future year to a percentage of the fair market value of the Company's then outstanding capital stock immediately before the ownership change and if other ownership changes have occurred prior to this ownership change, the utilization of such losses may be further limited. The timing and manner in which the net operating loss carryforwards may be utilized in any year by the Company will be severely limited by Section 382 of the Code.

EFFECT OF INFLATION

         Domestic inflation has not had a significant impact on the Company's sales or operating results. However, inflation may have an impact upon business in a number of international markets.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required to be filed pursuant to this Item 7 are appended to this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Index to Financial Statement and Schedules" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         For information concerning this Item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Owner Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1998, which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

         For information concerning this Item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1998, which information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information concerning this Item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1998, which information is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning this Item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1998, which information is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The exhibits required to be filed pursuant to this Item 13(a) are listed on the "Index to Exhibits" attached hereto, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PRINCETON VIDEO IMAGE, INC.



                                             By: /s/ Brown F Williams
                                                 -----------------------
                                                 Brown F Williams
                                                 Chairman of the Board



                                             Date: September 21, 1998

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                        Date


/s/ Brown F Williams              Chairman of the Board            September
-------------------------         (principal executive             21, 1998
Brown F Williams                  officer)

/s/ Douglas J. Greenlaw           President, Chief                 September
-------------------------         Executive Officer and            25, 1998
Douglas J. Greenlaw               Director


/s/ Lawrence Epstein              Chief Financial                  September
-------------------------         Officer and                      25, 1998
Lawrence Epstein                  Treasurer
                                  (principal
                                  financial officer
                                  and principal
                                  accounting officer)

/s/ John B. Torkelsen             Director                         September
------------------------                                           25, 1998
John B. Torkelsen


/s/ Lawrence Lucchino             Director                         September
------------------------                                           14, 1998
Lawrence Lucchino


/s/ Jerome J. Pomerance           Director                         September
------------------------                                           23, 1998
Jerome J. Pomerance


/s/ Enrique F. Senior             Director                         September
------------------------                                           25, 1998
Enrique F. Senior


/s/ Eduardo Sitt                  Director                         September
------------------------                                           25, 1998
Eduardo Sitt

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------           -------------------------------------------------------
3.1   --          Restated Certificate of Incorporation (Incorporated by
                  reference to Exhibit 3.1 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

3.2   --          Restated Bylaws, as amended (Incorporated by reference to
                  Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 1997).

10.1+ -- Amended 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.2  --          Form of Employee Confidentiality, Invention Assignment
                  and Non-Compete Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
                  Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.3  --          Form of Consultant Confidentiality, Invention Assignment
                  and Non-Compete Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                  Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.4* -- Research Agreement dated November 1, 1990 between the Company and David Sarnoff Research Center, Inc., as amended by Agreement dated August 9, 1991, letter dated July 1, 1992, Letter Agreement dated July 9, 1992, letter dated November 30, 1992 and Agreement dated June 26, 1995 and effective as of December 31, 1993 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.5* -- License Agreement dated as of July 24, 1996 between the Company and the General Electric Company (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.6  --          Letter Agreement dated May 1, 1993 between the Company
                  and Grupo Sitt, as amended by Letter Agreement dated June
                  25, 1993 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on December 16, 1997).

10.7-- License Agreement dated as of March 1, 1994 between the Company and Publicidad Virtual, S.A. de C.V.
                  (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on December 16, 1997).

10.8  --          Letter Agreement dated February 3, 1995 between the
                  Company and Capital Cities/ABC, Inc., as amended by Letter Agreement dated August 29, 1996 between the
                  Company and ESPN, Inc. and by letter dated April 22, 1996
                  (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on December 16, 1997).

10.9  --          License Agreement dated December 18, 1995 between the
                  Company and Theseus Research, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.10 -- Second Amended and Restated Registration Rights Agreement dated as of February 2, 1996, as amended by agreement dated October 20, 1997 and by agreement dated October 30, 1997 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.11+ --         Employment Agreement dated January 24, 1997 between the
                  Company and Brown F Williams (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.12+ --         Employment Agreement dated January 24, 1997 between the
                  Company and Douglas J. Greenlaw (Incorporated by reference to Exhibit 10.12 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.13+ --         Employment Agreement dated March 4, 1997 between the
                  Company and Samuel A. McCleery (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.14  --         Lease Agreement dated April 21, 1997 between the Company
                  and 1325 Limited Partnership (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.15  --         Lease Agreement dated July 16, 1997 between the Company
                  and Princeton South at Lawrenceville One (Incorporated by reference to Exhibit 10.20 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.16  --         Nonrecourse Promissory Note dated July 31, 1997 of Brown
                  F Williams in favor of the Company (Incorporated by reference to Exhibit 10.21 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.17  --         Pledge Agreement dated July 31, 1997 between the Company
                  and Brown F Williams (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on
                  Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.18 --          Nonrecourse Promissory Note dated July 31, 1997 of Samuel
                  A. McCleery in favor of the Company (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.19  --         Pledge Agreement dated July 31, 1997 between the Company
                  and Samuel A. McCleery (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on
                  Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.20  --         Assignment dated January 22, 1992 by Roy Jonathon Rosser
                  and Martin Leach to the Company regarding a patent
                  (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on December 16, 1997).

10.21  --         Assignment dated October 22, 1993 by Roy Jonathon Rosser
                  and Brown F Williams to the Company regarding a patent
                  (Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on December 16, 1997).

10.22  --         Assignment dated January 30, 1995 by Roy Rosser, Subhodev
                  Das, Yi Tan and Peter von Kaenel to the Company regarding a patent (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on December 16, 1997).

10.23+ --         Employment Agreement, dated as of February 5, 1998,
                  between the Company and Lawrence Epstein (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
                  Commission on February 11, 1998).

10.24+ --         Letter Agreement dated May 22, 1998 between the Company
                  and Douglas J. Greenlaw amending Employment Agreement dated January 24, 1997.

21.1   --         Subsidiaries of the Registrant (Incorporated by reference
                  to Exhibit 21.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

27.1   --         Financial Data Schedule.
-----------

         * Confidentiality has been granted with respect to a portion of this exhibit.

         + Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of this Form 10-KSB.

                          INDEX FINANCIAL STATEMENTS


Report of Independent Accountants .....................................  F-2

Financial Statements:
  Balance Sheet .......................................................  F-3
  Statements of Operations ............................................  F-4
  Statements of Cash Flows ............................................  F-5
  Statements of Changes in Shareholders' (Deficit)/Equity .............  F-7

Notes to Financial Statements ......................................... F-17

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Princeton Video Image, Inc.:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholders' (deficit)/equity, and cash flows for each of the two years in the period ended June 30, 1998 and for the period July 23, 1990 (date of inception) to June 30, 1998 present fairly, in all material respects, the financial position of Princeton Video Image, Inc. at June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 and for the period July 23, 1990 (date of inception) to June 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             PricewaterhouseCoopers LLP


Princeton, New Jersey
September 2, 1998

Princeton Video Image, Inc.
(A Development Stage Company)
Balance Sheet

                                                                   June 30,
                                                                     1998
                                                               -----------------
ASSETS
Current Assets:
 Cash and cash equivalents..................................   $      21,552,627
 Restricted marketable securities held to maturity..........             138,317
 Trade accounts receivable..................................             193,262
 Other current assets.......................................             230,247
                                                               -----------------
       Total current assets.................................          22,114,453
Property and equipment, net.................................           2,547,484
Intangible assets, net......................................             493,236
Other assets................................................             271,192
                                                               -----------------
       Total assets                                            $      25,426,365
                                                               =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses......................   $       1,301,169
 Unearned revenue...........................................             269,164
                                                               -----------------
       Total current liabilities............................           1,570,333
Unearned revenue............................................             874,080
                                                               -----------------
       Total liabilities....................................           2,444,413
                                                               -----------------
Commitments and contingencies (Note 11)
Redeemable preferred stock:
 Cumulative, Series A, conditionally redeemable, $4.50 par
  value, authorized 167,000 shares; issued and outstanding
  67,600 shares, redemption value equal to carrying value
  (par plus all accrued but unpaid dividends)...............             403,450
 Cumulative, Series B, conditionally redeemable, $5.00 par
  value, authorized 93,300 shares; issued and outstanding
  86,041 shares, redemption value equal to carrying value
  (par plus all accrued but unpaid dividends)...............             544,155
                                                               -----------------
       Total redeemable preferred stock.....................             947,605
Shareholders' Equity:
 Common stock, no par value; $.005 stated value; authorized
  40,000,000 shares; 8,173,552 shares issued and
  outstanding...............................................              40,867
 Additional paid-in capital.................................          51,443,856
 Less:     Related party notes receivable...................           (824,498)
 Deficit accumulated during the development stage...........        (28,625,878)
                                                               -----------------
       Total shareholders' equity...........................          22,034,347
                                                               -----------------
                  Total liabilities, redeemable preferred
                   stock and shareholders' equity...........   $      25,426,365
                                                               =================

See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statement of Operations for the years ended
June 30, 1998 and 1997 and for the period
July 23, 1990 (date of inception) to June 30, 1998

                                                                                CUMULATIVE FROM
                                                FOR THE YEARS ENDED             JULY 23, 1990 TO
                                                     JUNE 30,                        JUNE 30,
                                           -------------------------------
                                                1998          1997                    1998
                                                ----          ----                    ----

License fees                              $   371,223      $   130,526            $  1,501,749
Advertising revenue                           324,789           81,108                 415,497
                                           ----------       ----------            ------------
     Total revenue                            696,012          211,634               1,917,246

Costs and expenses:
 Selling, general and administrative        4,652,384        3,028,895              13,937,088
 Research and development                   1,719,703        1,722,598              11,283,644
 L-VIS System costs                         2,456,019        1,274,890               4,909,332
                                           ----------       ----------            ------------
     Total costs and expenses               8,828,106        6,026,383              30,130,064

Operating loss                             (8,132,094)      (5,814,749)            (28,212,818)
Interest and other financial expense       (1,814,178)              --              (1,814,178)
Interest and other income                     861,948           84,088               1,401,118
                                           ----------       ----------            ------------
Net loss                                   (9,084,324)      (5,730,661)            (28,625,878)
Accretion of preferred stock
 dividends                                    (44,050)         (44,050)               (213,200)
                                           ----------       ----------            ------------
Net loss applicable to common stock       $(9,128,374)     $(5,774,711)           $(28,839,078)
                                          ===========      ===========            ============

 Basic and diluted net loss per share
  applicable to common stock              $     (1.55)     $     (2.52)
                                          ===========      ===========

 Weighted average number of
  shares of common stock
   outstanding                              5,890,530        2,287,884
                                          ===========      ===========


See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statement of Cash Flows for the years ended
June 30, 1998 and 1997 and for the period
July 23, 1990 (date of inception) to June 30, 1998

                                                             FOR THE YEARS ENDED         CUMULATIVE FROM
                                                                   JUNE 30,              JULY 23, 1990 TO
                                                         ----------------------------        JUNE 30,
                                                            1998             1997              1998
                                                            ----             ----              ----

Cash flows from operating activities:
  Net loss............................................   $(9,084,324)     $(5,730,661)    $(28,625,878)
  Adjustments to reconcile net loss to net
    cash used in operating activities
     Amortization of unearned income..................      (371,223)        (130,526)        (501,749)
     Depreciation expense.............................       793,043          478,982        1,792,643
     Amortization of intangibles......................        76,143           57,490          188,490
     Charges associated with option and warrant
       grants and related party note receivable.......       473,562          227,262        1,531,699
     Equity in net loss of affiliate                              --               --            9,048
     Increase (decrease) in cash resulting
       from changes in:
       Trade accounts receivable......................      (106,269)         (78,293)        (193,262)
       Current assets.................................      (192,715)          77,244         (230,247)
       Other assets...................................      (142,074)            (572)        (271,192)
       Accounts payable and accrued expenses..........       418,340          379,044        1,394,986
       Unearned revenue...............................        53,500          391,492        1,644,992
       Customer deposits..............................      (425,000)         125,000               --
       Miscellaneous other............................        23,239          108,274          142,593
                                                         -----------      -----------     ------------
       Net cash used in operating activities              (8,483,778)      (4,095,264)     (23,117,877)

Cash flows from investing activities:
  Purchase of held-to-maturity investments............       (61,997)         (75,535)      (5,351,555)
  Proceeds from held-to-maturity investments..........            --        3,000,000        5,200,000
  Purchases of property and equipment.................    (2,093,702)        (523,221)      (4,372,116)
  Increase in intangible assets.......................      (180,625)         (87,632)        (775,834)
  Investments in joint venture........................            --               --           (9,048)
                                                         -----------      -----------     ------------
        Net cash (used in) provided by
          investing activities........................    (2,336,324)       2,313,612       (5,308,553)
                                                         -----------      -----------     ------------

See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statement of Cash Flows for the years ended
June 30, 1998 and 1997 and for the period
July 23, 1990 (date of inception) to June 30, 1998

                                                         FOR THE YEARS ENDED     CUMULATIVE FROM
                                                               JUNE 30,          JULY 23, 1990 TO
                                                       ------------------------      JUNE 30,
                                                           1998         1997          1998
                                                       -----------   ----------  ----------------
Cash flows from financing activities:
 Proceeds from Bridge Financing loans                    1,353,000           --      1,353,000
 Repayments of Bridge Financing loans                   (1,353,000)          --     (1,353,000)
 Proceeds from sale of Bridge Financing warrants, net    1,479,822           --      1,479,822
 Proceeds from issuances of preferred stock                     --           --        734,405
 Proceeds from sales of common stock, net               29,022,227    1,050,636     46,669,843
 Cash advanced for related party notes receivable         (169,498)          --       (169,498)
 Collections of stock subscriptions receivable           1,264,485           --      1,264,485
                                                       -----------   ----------    -----------
    Net cash provided by
     financing activities                               31,597,036    1,050,636     49,979,057
 Net increase (decrease) in cash and
    cash equivalents                                    20,776,934     (731,016)    21,552,627

Cash and cash equivalents at beginning of
 period                                                    775,693    1,506,709             --
                                                       ===========   ==========    ===========
Cash and cash equivalents at end of period             $21,552,627   $  775,693    $21,552,627
                                                       ===========   ==========    ===========

Supplemental cash flow information:
 Interest paid in connection with Bridge
  Financing loan                                       $ 1,647,000
 Fair value of warrants issued in settlement
  of accrued obligation                                $    97,074
 Exercise of warrants in exchange for
  related party note receivable                        $   655,000



See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998


                                                              Related Party                                           Deficit
                               Common Stock      Additional    Note and          Treasury Stock                      Accum During
                             Number of            Paid-In     Stock Subsc     Number of               Unearned       Development
                              Shares   Amount     Capital     Receivable       Shares     Amount    Compensation         Stage
                             ----------------------------------------------------------------------------------------------------
Issuance of common
stock for patent rights
and cash, July 1990.
$.0025 per share             400,000  $ 2,000    $ (1,000)

Issuance of common
stock for services
and cash                      52,000      260      71,240

Issuance of units
consisting of 2 shares
of common stock and
warrants to purchase
6 shares of stock at
$6.25 per share, May
1991, $2.50 per unit          64,000      320     159,630

Net loss from July 23,
1990 through June 30, 1992                                                                                            $(375,669)

                             ----------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1992     516,000    2,580     229,870                --          --       --              --       (375,669)

Return of common stock
to treasury, April 1992
at no cost                                                                    (41,200)  $ (206)

Reissuance of treasury
shares for technology,
April 1992                                        103,000                      41,200      206

Issuance of 32,000
warrants for technology,
July 1992, exercise
price of $2.50 per share                           32,000






                                  Total
                              Shareholders'
                            Equity (Deficit)
                            ----------------

Issuance of common
stock for patent rights
and cash, July 1990.
$.0025 per share           $   1,000

Issuance of common
stock for services
and cash                      71,500

Issuance of units
consisting of 2 shares
of common stock and
warrants to purchase
6 shares of stock at
$6.25 per share, May
1991, $2.50 per unit         159,950

Net loss from July 23,
1990 through June 30, 1992  (375,669)

                             ___________

BALANCE AT JUNE 30, 1992    (143,219)

Return of common stock
to treasury, April 1992
at no cost                      (206)

Reissuance of treasury
shares for technology,
April 1992                   103,206

Issuance of 32,000
warrants for technology,
July 1992, exercise
price of $2.50 per share      32,000


See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998





                                                  Related Party                                        Deficit
                        Common Stock   Additional   Note and        Treasury Stock                  Accum During        Total
                      Number of          Paid-In   Stock Subsc   Number of             Unearned    Development      Shareholders'
                       Shares   Amount   Capital    Receivable     Shares   Amount   Compensation     Stage       Equity (Deficit)
                    _______________________________________________________________________________________________________________
Issuance of units
consisting of 200
shares of common
stock and warrants
to purchase 134
shares of common
stock at $1.13 per
share, August 1992,
$225.00 per unit     308,000   1,540    344,960                                                                       346,500

Issuance of 480
units consisting
of 200 shares of
common stock and
100 shares of
Conditionally
Redeemable Series A
Preferred Stock,
December 1992,
$900.00 per unit     96,000      480    215,520                                                                       216,000

Issuance of 480
units consisting of
200 shares of
common stock and
100 shares of
Conditionally
Redeemable Series A
Preferred Stock,
March 1993,
$900.00 per unit     39,200      196     88,004                                                                        88,200

Payments related to
issuance of common
stock                                  (102,908)                                                                      (102,908)

Accretion of
preferred stock
dividends                                (8,000)                                                                        (8,000)

Net loss                                                                                                (1,819,277) (1,819,277)
                    _______________________________________________________________________________________________________________

Balance at
June 30, 1993       959,200    4,796    902,446                                                         (2,194,946) (1,287,704)




                 See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998


                                                                                           RELATED PARTY      TREASURY STOCK
                                                          COMMON STOCK       ADDITIONAL    NOTE AND
                                                        NUMBER OF            PAID-IN       STOCK SUBSC      NUMBER OF
                                                        SHARES     AMOUNT    CAPITAL       RECEIVABLE       SHARES       AMOUNT
                                                        -------------------------------------------------------------------------
BALANCE AT JUNE 30, 1993                                959,200    4,796       902,446             --              --          --

Issuance of common stock and warrants to purchase
132,074 shares of common stock at $12.12 per share,
August 1993                                              61,906      309       658,309

Exercise of warrants at $12.12 per share in January
1994                                                     82,542      413       949,587

Issuance of 86 units consisting of 2,000 shares of
common stock, 1,000 shares of Conditionally
Redeemable Series B Preferred Stock and warrants to
purchase 2,000 shares of common stock at $12.50 per
share, February 1994, $30,000.00 per unit               172,000      860     1,970,381

Unearned compensation related to issuance of 80,000
options, February 1994, exercise price of $11.25 per
share                                                                          360,000

Issuance of common stock on account, March 1994,
$12.50 per share                                         48,000      240       598,328     $(598,568)

Issuance of common stock and warrants to purchase
450,000 shares of common stock at $12.50 per share,
April 1994                                               120,00      600     1,445,015


                                                                        DEFICIT
                                                                        ACCUM DURING    TOTAL
                                                        UNEARNED        DEVELOPMENT     SHAREHOLDERS'
                                                        COMPENSATION    STAGE           EQUITY (DEFICIT)
                                                        ------------------------------------------------
BALANCE AT JUNE 30, 1993                                         --     (2,194,946)    (1,287,704)

Issuance of common stock and warrants to purchase
132,074 shares of common stock at $12.12 per share,
August 1993                                                                               658,618

Exercise of warrants at $12.12 per share in January
1994                                                                                      950,000

Issuance of 86 units consisting of 2,000 shares of
common stock, 1,000 shares of Conditionally
Redeemable Series B Preferred Stock and warrants to
purchase 2,000 shares of common stock at $12.50 per
share, February 1994, $30,000.00 per unit                                               1,971,241

Unearned compensation related to issuance of 80,000
options, February 1994, exercise price of $11.25 per
share                                                   $  (360,000)

Issuance of common stock on account, March 1994, $12.50 per share

Issuance of common stock and warrants to purchase
450,000 shares of common stock at $12.50 per share,
April 1994                                                                              1,445,615

     See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998

                                                                                    Related Party
                                             Common Stock             Additional       Note and
                                        Number of                       Paid-In       Stock Subsc
                                          Shares         Amount         Capital        Receivable
                                        ----------------------------------------------------------
Issuance of common stock in April 1994
     at $12.50 per share                   24,000           120         299,880

Issuance of common stock in June 1994
     at $15.00 per share                   60,000           300         830,022

Amortization of unearned compensation
     related to issuance of options

Accretion of preferred stock dividends                                  (29,000)

Net loss
                                        ----------------------------------------------------------
BALANCE AT JUNE 30, 1994                1,527,648         7,638       7,984,968      (598,568)

Issuance of common stock, warrants to
     purchase 70,000 shares of
     common stock at $15.00 per share
     and warrants to purchase 70,000
     shares of common stock at
     $20.00 per share, July 1994          140,000           700       2,082,600

Issuance of common stock in April 1995
     at $12.50 per share                   11,746            59         146,767


                                                                                         Deficit
                                           Treasury Stock                             Accum During           Total
                                        Number of                       Unearned       Development        Shareholders'
                                          Shares       Amount         Compensation        Stage          Equity (Deficit)
                                        ---------------------------------------------------------------------------------
Issuance of common stock in April 1994
     at $12.50 per share                                                                                      300,000

Issuance of common stock in June 1994
     at $15.00 per share                                                                                      830,322

Amortization of unearned compensation
     related to issuance of options                                       60,000                               60,000

Accretion of preferred stock dividends                                                                        (29,000)

Net loss                                                                               (4,263,754)         (4,263,754)
                                        --------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                     --            --           (300,000)      (6,458,700)            635,338

Issuance of common stock, warrants to
     purchase 70,000 shares of
     common stock at $15.00 per share
     and warrants to purchase 70,000
     shares of common stock at
     $20.00 per share, July 1994                                                                            2,083,300

Issuance of common stock in April 1995
     at $12.50 per share                                                                                      146,826

See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998

                                                                                                Related Party
                                                             Common Stock        Additional        Note and
                                                          Number of               Paid-In        Stock Subsc
                                                           Shares      Amount     Capital         Receivable
                                                          --------------------------------------------------
Exercise of warrants at $12.50 per share, May 1995          105,300      527      1,298,231       (124,000)

Compensation expense in connection with note
 receivable, May 1995                                                                24,800

Unearned compensation related to issuance of 20,000
 options, June 1995, Exercise price of $15.00 per share                             120,000

Receipt of stock subscription receivable                                                           598,568

Amortization of unearned compensation related to issuance of options

Accretion of preferred stock dividends                                              (44,050)

Net loss
                                                          --------------------------------------------------
BALANCE AT JUNE 30, 1995                                  1,784,694    8,924     11,613,316       (124,000)

                                                                                                   Deficit
                                                             Treasury Stock                      Accum During        Total
                                                          Number of                 Unearned      Development     Shareholders'
                                                           Shares      Amount     Compensation       Stage       Equity (Deficit)
                                                          -----------------------------------------------------------------------
Exercise of warrants at $12.50 per share, May 1995                                                                   1,174,758
Compensation expense in connection with note
 receivable, May 1995                                                                                                   24,800
Unearned compensation related to issuance of 20,000
 options, June 1995, Exercise price of $15.00 per share                           (120,000)
Receipt of stock subscription receivable                                                                               598,568
Amortization of unearned compensation related to
 issuance of options                                                               180,000                             180,000
Accretion of preferred stock dividends                                                                                 (44,050)
Net loss                                                                                           (3,441,669)      (3,441,669)
                                                          -----------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                       -          -       (240,000)        (9,900,369)       1,357,871

See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998

                                                    Common Stock                          Related Party           Treasury Stock
                                                ---------------------      Additional       Note and           ---------------------
                                                Number of                   Paid-In        Stock Subsc         Number of
                                                  Shares       Amount       Capital        Receivable            Shares       Amount
                                                ---------      ------      ----------     -------------        ---------      ------
BALANCE AT JUNE 30, 1995                        1,784,694       8,924      11,613,316          (124,000)              --        --

Issuance of .041 units consisting of
2,000 shares of common stock, 1,000
shares of Conditionally Redeemable
Series B Preferred Stock and warrants to
purchase 2,000 shares of common stock at
$12.50 per share, October 1995,
$30,000.00 per unit                                    82           1           1,025


Issuance of common stock, October 1995,
$12.50 per share                                      128           1           1,600

Issuance of common stock and warrants to
purchase 10,932 shares of common stock
at $12.50 per share, October 1995                     888           4          11,096

Exercise of warrants at $12.50 per share
in October 1995                                     2,000          10          19,990

Issuance of common stock, February 1996,
$17.50 per share                                  282,266       1,411       4,558,798

Issuance of 24,000 warrants to joint venture
partner March 1996, exercise price of
$15.00 per share                                                              120,000

Exercise of warrants at $1.13 per share,
April 1996                                            938           5           1,050




                                                                       Deficit
                                                                     Accum During              Total
                                                  Unearned           Development           Shareholders'
                                                Compensation            Stage             Equity (Deficit)
                                                ------------         -------------        ----------------
BALANCE AT JUNE 30, 1995                          (240,000)           (9,900,369)              1,357,871

Issuance of .041 units consisting of
2,000 shares of common stock, 1,000
shares of Conditionally Redeemable
Series B Preferred Stock and warrants to
purchase 2,000 shares of common stock at
$12.50 per share, October 1995,
$30,000.00 per unit                                                                                1,026


Issuance of common stock, October 1995,
$12.50 per share                                                                                   1,601

Issuance of common stock and warrants to
purchase 10,932 shares of common stock
at $12.50 per share, October 1995                                                                 11,100

Exercise of warrants at $12.50 per share
in October 1995                                                                                   20,000

Issuance of common stock, February 1996,
$17.50 per share                                                                               4,560,209

Issuance of 24,000 warrants to joint venture
partner March 1996, exercise price of
$15.00 per share                                                                                 120,000

Exercise of warrants at $1.13 per share,
April 1996                                                                                         1,055


See accompanying notes to financial statements

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)/EQUITY
FOR THE PERIOD JULY 23, 1990 (DATE OF INCEPTION)
TO JUNE 30, 1998

                                                                                                               Related Party
                                                                                Common Stock      Additional     Note and
                                                                             Number of              Paid-In     Stock Subsc
                                                                              Shares    Amount      Capital     Receivable
                                                                     -------------------------------------------------------
Exercise of warrants at $6.25 per share, May 1996                          170,000    850        1,061,650

Issuance of 15,794 warrants for services performed
during 1996, exercise price of $15.00 per
share                                                                                               71,075

Amortization of unearned compensation related to issuance of options

Accretion of preferred stock dividends                                                             (44,050)

Net loss
                                                                      ------------------------------------------------------

BALANCE AT JUNE 30, 1996                                                 2,240,996 11,205       17,415,550      (124,000)

Exercise of warrants at $2.50 per share, August 1996                         8,000     40           19,960

Exercise of warrants at $2.50 per share, September 1996                      4,000     20            9,980

Exercise of warrants at $1.13 per share, May 1997                           97,930    490          109,681

Issuance of common stock on account, May 1997,
$3.75 per share                                                            587,514  2,937        2,172,013    (1,264,485)



                                                                                                       Deficit
                                                            Treasury Stock                          Accum During       Total
                                                           Number of                Unearned        Development    Shareholders'
                                                            Shares    Amount      Compensation         Stage       Equity (Deficit)
                                                      -----------------------------------------------------------------------------

Exercise of warrants at $6.25 per share, May 1996                                                                  1,062,500

Issuance of 15,794 warrants for services performed
during 1996, exercise price of $15.00 per share                                                                       71,075

Amortization of unearned compensation related to
issuance of options                                                              240,000                             240,000

Accretion of preferred stock dividends                                                                               (44,050)

Net loss                                                                                           (3,910,524)    (3,910,524)
                                                     ------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1996                                  --         --               --          (13,810,893)     3,491,862

Exercise of warrants at $2.50 per share,
August 1996                                                                                                           20,000

Exercise of warrants at $2.50 per share,
September 1996                                                                                                        10,000

Exercise of warrants at $1.13 per share,
May 1997                                                                                                             110,171

Issuance of common stock on account,
May 1997, $3.75 per share                                                                                            910,465



     See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30,1998


                                               Common Stock                        Related Party
                                            ------------------     Additional        Note and
                                            Number of               Paid-In        Stock Subsc
                                             Shares     Amount      Capital         Receivable
                                            ---------  -------    -----------     --------------
Issuance of 4,206 warrants for services
 performed during 1997, exercise
 price of $15.00 per share                                             18,927

Accretion of preferred stock dividends                                (44,050)

Compensation expense associated with
 extension of employee stock options                                  208,335

Net loss
                                            ---------  -------    -----------     ------------
BALANCE AT JUNE 30, 1997                    2,938,440  $14,692    $19,910,396     $(1,388,485)

Receipt of proceeds from stock
 subscriptions                                                                      1,264,485

Exercise of warrants @ $2.50 per share,
 July 1997                                    262,000    1,310        653,690        (655,000)

Compensation expense in connection with
 notes receivable                                                     360,250

Compensation expense related to issuance
 of 20,000 options, September 30, 1997,
 exercise price of $2.50 per share                                     80,000




                                             Treasury Stock                         Deficit
                                            -----------------                     Accum During        Total
                                             Number of             Unearned       Development      Shareholders'
                                              Shares   Amount    Compensation        Stage        Equity(Deficit)
                                            ---------  ------    ------------    -------------    ---------------
Issuance of 4,206 warrants for services
 performed during 1997, exercise
 price of $15.00 per share                                                                               18,927

Accretion of preferred stock dividends                                                                  (44,050)

Compensation expense associated with
 extension of employee stock options                                                                    208,335

Net loss                                                                           (5,730,661)       (5,730,661)
                                            ---------  ------    ------------    -------------    ---------------
BALANCE AT JUNE 30, 1997                                                         $(19,541,554)      $(1,004,951)

Receipt of proceeds from stock
 subscriptions                                                                                        1,264,485

Exercise of warrants @ $2.50 per share,
 July 1997

Compensation expense in connection with
 notes receivable                                                                                       360,250

Compensation expense related to issuance
 of 20,000 options, September 30, 1997,
 exercise price of $2.50 per share                                                                       80,000


    See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998

                                                         Common Stock                Related Party  Treasury Stock
                                                       ----------------   Additional   Note and     ---------------
                                                       Number of           Paid-In    Stock Subsc   Number of           Unearned
                                                        Shares   Amount    Capital    Receivable     Shares   Amount  Compensation
                                                       ----------------------------------------------------------------------------
Exercise of warrants @ $1.13 per share, July 1997         51,062     255     57,189

Issuance of 36,970 shares with respect to anti-
dilution rights in July 1997                              36,970     185       (185)

Issuance of 20,000 warrants for services performed
during 1997, exercise price of $4.50 per share                               90,000

Issuance of 1,572 warrants for services performed
during 1997, exercise price of $15.00 per share                               7,074

Exercise of warrants @ $2.50 per share, July 1997         20,000     100     49,900

Issuance of 300,000 warrants in connection with
October 1997 Bridge Financing, net                                        1,479,822

Issuance of 4,600,000 shares of common stock @ $7.00
per share in connection with the initial public
offering, net of offering costs                        4,600,000  23,000 28,889,033

Cash advanced for related party note receivable,
December 1997                                                                        (169,498)

Exercise of bridge warrants in January, 1998             275,000   1,375      1,375


                                                           Deficit
                                                        Accum During            Total
                                                         Development         Shareholders'
                                                            Stage          Equity (Deficit)
                                                        ----------------------------------
Exercise of warrants @ $1.13 per share, July 1997                              57,444

Issuance of 36,970 shares with respect to anti-
dilution rights in July 1997                                                       --

Issuance of 20,000 warrants for services performed
during 1997, exercise price of $4.50 per share                                 90,000

Issuance of 1,572 warrants for services performed
during 1997, exercise price of $15.00 per share                                 7,074

Exercise of warrants @ $2.50 per share, July 1997                              50,000

Issuance of 300,000 warrants in connection with
October 1997 Bridge Financing, net                                          1,479,822

Issuance of 4,600,000 shares of common stock @ $7.00
per share in connection with the initial public
offering, net of offering costs                                            28,912,033

Cash advanced for related party note receivable,
December 1997                                                                (169,498)

Exercise of bridge warrants in January, 1998                                    2,750


See accompanying notes to financial statements

Princeton Video Image, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders' (Deficit)/Equity for the period July 23, 1990 (date of inception) to June 30, 1998


                                                                                                               Related Party
                                                                          Common Stock          Additional     Note and
                                                                       Number of                Paid-In        Stock Subsc
                                                                       Shares        Amount     Capital        Receivable
                                                                       -----------------------------------------------------
Compensation expense associated with the issuance of
9,600 options for consulting services in January 1998                                          33,312


Accretion of preferred stock dividends                                                        (44,050)


Shares reacquired in connection with related party note
receivable                                                              (9,920)      (50)    (123,950)        124,000


Net loss
                                                                      -----------------------------------------------------

BALANCE AT JUNE 30, 1998                                              8,173,552     $40,867  $51,443,856     $(824,498)
                                                                      =====================================================



                                                                                                       Deficit
                                                               Treasury Stock                        Accum During        Total
                                                            Number of                 Unearned       Development      Shareholders'
                                                             Shares        Amount    Compensation       Stage        Equity(Deficit)
                                                           -------------------------------------------------------------------------

Compensation expense associated with the issuance of
9,600 options for consulting services in January 1998                                                                  33,312


Accretion of preferred stock dividends                                                                                (44,050)


Shares reacquired in connection with related party note
receivable                                                                                                                 --


Net loss                                                                                            (9,084,324)      (9,084,324)
                                                            -----------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                                         --         --           --       $(28,625,878)     $22,034,347
                                                            =======================================================================



See accompanying notes to financial statements

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION:

Princeton Video Image, Inc. ("the Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed the L-VIS System which utilizes proprietary software and hardware to insert images into a live television sports broadcast so that the images appear to actually exist in the stadium where the game is being played. The Company is marketing this system to rightsholders for use in real time insertion of an image into television transmissions of a live sporting event. The Company intends to market its systems on a worldwide basis through licensing agreements or the formation of joint ventures.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE COMPANY
The accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises."

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of petty cash on hand, checking accounts, money market funds, and all highly liquid debt instruments purchased with a maturity of three months or less.

INVESTMENTS
Investments in and the operating results of joint ventures in which the Company has a 50% interest or otherwise exercises significant influence are accounted for on the basis of the equity method of accounting.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, principally three to seven years. Gains or losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal.

INTANGIBLE ASSETS
Legal costs incurred to apply for patents are capitalized and amortized using the straight line method over an estimated useful life of 7 years.

INCOME TAXES
The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


REVENUE
Non-refundable license fees are recognized as revenue when earned, which is when all related commitments have been satisfied (see Note 5). Additionally, under the terms of certain existing agreements, the Company retains title to the L-VIS System and receives a non-refundable fee which reflects reimbursement for the construction cost of the system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

Advertising revenue is recognized when earned, which is when the respective advertisements are inserted into a television broadcast.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Costs associated with the development of the Company's proprietary computer system which are incurred prior to technological feasibility are recorded as research and development expenses.

PER SHARE DATA
In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") to calculate net loss per share applicable to common stock. All prior periods presented have been retroactively restated to conform to the SFAS 128 requirements. SFAS 128 requires the presentation of basic and diluted per share amounts. Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 2,519,637 and 2,321,574 shares of common stock that were outstanding at June 30, 1998 and 1997, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

RISKS AND UNCERTAINTIES
The Company is subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of the product, the need to raise additional funds, the risk of technological obsolescence and the limited source of supply of certain components of the L-VIS System. In addition, to the extent that the Company's internally designed software applications, computer systems and operations and/or its external suppliers and outside broadcasters are not Year 2000 compliant, the planned operations of the Company could be significantly disrupted. This disruption could have a material adverse effect on the Company's business, financial conditions and planned results of operations.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NEW PRONOUNCEMENTS
The Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operations. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 for the year ending June 30, 1999.

Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 for the year ending June 30, 1999.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS" No. 121"). SFAS No. 121, effective for the Company's fiscal year 1997, established criteria for recognizing, measuring and disclosing impairments of long-lived assets, including intangibles and goodwill. The adoption of SFAS No. 121 has not had a significant impact on the Company's results of operations, financial position or cash flows.

3.     RESTRICTED MARKETABLE SECURITIES HELD TO MATURITY:

At June 30, 1998, the Company had investments in U.S. Treasury Notes which, at the time of purchase, had a maturity greater than three months but less than one year and are restricted as to use under the terms of two existing letters of credit. The Company intends to hold these debt instruments to maturity and has, accordingly, classified them as marketable securities held to maturity at their amortized cost basis. Unrealized holding losses totaled $2,334 at June 30, 1998.

4.    INVESTMENTS IN JOINT VENTURES:

In 1993, the Company formed a joint venture, Publicidad Virtual S.A. de C.V., ("Publicidad"), with Presencia en Medios, S.A. de C.V. ("Presencia"), a Mexican corporation, for purposes of marketing the Company's technology in Latin America and the Spanish language markets in the Caribbean basin. The Company and Presencia each own 50% of the voting shares and share equally in the net earnings of Publicidad. At June 30, 1998, the Company's investment in Publicidad amounted to $0, reflecting the Company's equity in Publicidad. The Company has not recognized losses in excess of its investment in Publicidad as it has no commitment to fund Publicidad's operations.

Under the terms of the joint venture agreement, Presencia manages the day-to-day operations of Publicidad and is obligated to make such loans or additional contributions as are necessary to carry out the business. The Company has no further obligation to the joint venture. In 1994, Publicidad, through additional contributions made by Presencia, paid the Company $2,000,000 for an exclusive, royalty-free license granting Publicidad the right to commercially market the Company's technology in Latin America and the Spanish-speaking Caribbean. (See
Note 5).

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.    LICENSE FEES:

In connection with the Publicidad joint venture, the Company received a non-refundable fee of $2,000,000. The Company recognized 50% of this fee ($1,000,000 based upon its percentage ownership in Publicidad) in 1996 when all the deliverables as defined in the agreement were met. The Company recognized an additional $100,000 of license fees as revenue in both 1997 and 1998. The remaining $800,000 of unearned revenue, of which $100,000 is included in current liabilities and the remainder in long-term at June 30, 1998, is being amortized into income over a 10 year period which began on July 1, 1996.

Under the terms of certain existing agreements, the Company retains title to the L-VIS System and receives a non-refundable fee which reflects the construction cost of the L-VIS system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or the useful life of the equipment. Amortization of license revenue related to these agreements amounted to $271,223 and $30,526 for the years ended June 30, 1998 and 1997, respectively. The remaining unearned revenue related to these agreements was $343,244 at June 30, 1998, of which $169,164 is current.



6.    PROPERTY AND EQUIPMENT:

The costs and accumulated depreciation of property and equipment at June 30, 1998 is summarized as follows:



     Furniture and fixtures                                $   197,028
     Leasehold improvements                                     29,053
     Office equipment                                        1,070,274
     L-VIS Systems                                           1,705,150
     Research and development equipment and software           484,831
     Spare parts                                               711,618
                                                           -----------

          Total property and equipment                       4,197,954

     Less:  accumulated depreciation                        (1,650,470)
                                                           -----------

     Property and equipment, net                           $ 2,547,484
                                                           ===========


Depreciation expense amounted to $793,043 and $478,982 for the years ended June 30, 1998 and 1997, respectively.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.    INTANGIBLE ASSETS:

The costs and accumulated amortization at June 30, 1998 is summarized as follows:



     Patents                               $ 182,358
     Patent Applications in Progress         453,709
                                           ---------

          Total Intangible Assets            636,067

     Less:  accumulated amortization        (142,831)
                                           ---------

     Intangible Assets, net                $ 493,236
                                           =========


Amortization expense amounted to $76,143 and $57,490 for the years ended June 30, 1998 and 1997, respectively. On May 6, 1997 the Company was granted a patent relating to a pattern recognition system to detect specific objects in a video field.



8.    INCOME TAXES:

Temporary differences which give rise to significant deferred tax assets and liabilities at June 30, 1998 are as follows:



     Deferred tax assets:
       Capitalized start-up costs                   $   423,046
       Fixed assets                                     110,701
       Deferred revenue and other                       453,811
       Net operating loss carryforwards               6,602,623
       State taxes                                    1,974,890
       Valuation allowance - Federal                 (7,426,697)
       Valuation allowance - State                   (1,974,890)
                                                    -----------

               Total deferred tax assets                163,484

     Deferred tax liabilities:
       Intangibles                                      163,484
                                                    -----------

               Total deferred tax liabilities           163,484
                                                    -----------

                  Net deferred taxes                $         0
                                                    ===========

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Due to the uncertainty of the realization of the deferred tax assets, a full valuation allowance has been provided.

As of June 30, 1998, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $19,400,000 which expire in the years 2006 through 2013. The timing and manner in which the net operating loss carryforwards may be utilized in any year by the Company will be severally limited by Internal Revenue Code Section 382.



9.    BRIDGE FINANCING:

In October 1997, the Company entered into a $3,000,000 Bridge Financing arrangement whereby the Company issued 30 units, each unit consisting of i) one promissory note payable with a principal amount of $100,000 and bearing interest at 10% and ii) warrants with a five year term to purchase 10,000 shares of common stock at an exercise price of $.01 per share. The promissory notes matured and warrants became fully vested upon the consummation of the initial public offering of the Company's common stock in December 1997. The fair value of the warrants, which approximated $1,647,000 at the closing date, was recorded as an increase to additional paid-in capital. Upon maturity of the promissory notes, the Company remitted the $3,000,000 principal balance and approximately $59,000 of accrued interest. The difference between the $3,000,000 of proceeds received from the Bridge Financing and the $1,353,000 of the proceeds allocated to the promissory notes was amortized to interest expense over the term of the promissory notes. Additionally, the Company incurred approximately $270,000 of commissions and fees in connection with the Bridge Financing which were deferred and amortized over the term of the promissory notes.



10.   COMMON AND PREFERRED STOCK:

COMMON STOCK

Pursuant to its Restated Certificate of Incorporation, the Company is prohibited from paying any dividends on the Common Stock until all accumulated dividends in respect of the Series A Preferred Stock and Series B Preferred Stock have been paid.

In May 1995, certain investors in the Company, which included a member of the Company's current Board of Directors, signed notes ("the Notes") for $124,000 in consideration for amounts owed under a stock subscription agreement. The underlying shares of common stock were held by the transfer agent awaiting payment of the Note. These Notes contained no recourse provisions by which the Company could enforce collection and, accordingly, a $24,800 charge to general and administrative expense was recorded in fiscal year 1995 for the excess of the fair value of the Company's common stock in May 1995 over the purchase price of the common stock associated with the underlying subscription agreement. Additionally, the Company did not receive amounts owed upon the maturity of the Notes in May 1997. The Notes were renewed in May 1997 and in March 1998, an agreement was reached between the investors and the Company whereby the Notes were canceled and the 9,920 underlying shares of

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

common stock were released by the transfer agent.

In February 1996, the Company issued 282,266 shares of common stock in a private placement offering (the "February 1996 Offering") for $17.50 per share and received proceeds of $4,560,209.

In May 1997, in order to raise funds to meet current obligations, the Company issued 587,514 shares of common stock in a special rights offering ("the Rights Offering") whereby existing shareholders could purchase one share of common stock at $3.75 per share for every four shares of common stock held. The Company received proceeds of $910,465 and stock subscriptions receivable totaling $1,264,485. Prior to the Rights Offering, warrantholders exercised 97,930 warrants at $1.13 per share in order to increase their participation in the Rights Offering. All outstanding stock subscriptions receivable were remitted to the Company in the first fiscal quarter of 1998.

In July 1997, certain investors in the Company, which included a member of the Company's current Board of Directors signed notes (`the July Notes") for $60,263 in consideration for amounts owed under the Rights Offering stock subscription agreement. The July Notes which bore an interest rate of 9% and a maturity date of July 1997, contained no recourse provisions by which the Company could enforce collection. However, no charge was recorded in July 1997, as the fair value of the Company's common stock in July 1997 approximated the purchase price of the common stock associated with the Rights Offering subscription agreement. The July Notes plus all accrued interest were repaid in full in December 1997.

On September 3, 1997, in preparation for the planned initial public offering of the Company's common stock, the Board of Directors of the Company declared a 2 for 1 stock split of the Company's common stock. All references in the financial statements to share and per share numbers and amounts and warrant and option data have been restated to give retroactive effect to the stock split.

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

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of the preferred stock in one or more series. The Company's Board of Directors is authorized to fix the relative rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, liquidation preferences, the number of shares constituting any series and the designation of such series. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock, including the loss of voting control. Other than the shares of Series A Preferred Stock and Series B Preferred Stock, there are no shares of preferred stock currently issued and outstanding.


Series A Preferred Stock

The Company has issued a total of 67,600 shares of Series A Redeemable Preferred Stock with a par value of $4.50 per share and a six percent per annum dividend rate. Dividends shall be paid either in cash or common stock of the Company. The Company has the right at any time after the date of original issuance of the Series A Preferred Stock to redeem the Series A Preferred Stock in whole or in part at a price of $4.50 per share plus all accrued but unpaid dividends. The Company is required to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from thirty percent of the amount by which the Company's annual net income after taxes exceeds $5,000,000.

Dividends on the shares of Series A Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. Cumulative dividends in arrears at June 30, 1998 totaled $99,250 (or $1.47 per share).

The Series A Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

Series B Preferred Stock

The Company has issued a total of 86,041 shares of Series B Redeemable Preferred Stock with a par value of $5.00 per share and a six percent per annum dividend rate. Dividends shall be paid either in cash or common stock of the Company. The Company has the right at any time after the date of original issuance of the Series B Preferred Stock, but subject to the prior redemption of all of the Series A Preferred Stock, to redeem the Series B Preferred Stock in whole or in part at a price of $5.00 per share plus all accrued but unpaid dividends. The Company is required, subject to the prior redemption of all of the Series A Preferred Stock, to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from twenty percent of the amount by which the Company's annual net income after taxes in any year exceeds $5,000,000.

Dividends on the shares of Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. No

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

dividends may be paid with respect to this stock until all cumulative dividends in respect of Series A Preferred Stock have been paid. Cumulative dividends in arrears at June 30, 1998, totaled $113,950 (or $1.32 per share).

The Series B Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

Changes in the preferred stock accounts were as follows:


                                                   Series A                     Series B
                                           Number of                   Number of
                                            Shares        Amount         Shares         Amount        Total
                                        -------------  ------------  --------------  ------------  ------------
Balance at June 30, 1992

Stock issued for cash, December 1992         48,000       $216,000                                    $216,000
Stock issued for Cash, March 1993            19,600         88,200                                      88,200
Accretion of preferred stock dividends                       8,000                                       8,000
                                             ------       --------                                    --------

Balance at June 30, 1993                     67,600        312,200                                     312,200
                                             ------       --------       -------       --------       --------

Stock issued for cash, February 1994                                      86,000       $430,000        430,000

Accretion of preferred stock dividends                      18,250                       10,750         29,000
                                             ------       --------       -------       --------       --------

Balance at June 30, 1994                     67,600        330,450        86,000        440,750        771,200
                                             ------       --------       -------       --------       --------

Accretion of preferred stock dividends                      18,250                       25,800         44,050
                                             ------       --------       -------       --------       --------

Balance at June 30, 1995                     67,600        348,700        86,000        466,550        815,250
                                             ------       --------       -------       --------       --------

Stock issued for cash, September 1995                                         41            205            205

Accretion of preferred stock dividends                      18,250                       25,800         44,050
                                             ------       --------       -------       --------       --------

Balance at June 30, 1996                     67,600        366,950        86,041        492,555        859,505
                                             ------       --------       -------       --------       --------

Accretion of preferred stock dividends                      18,250                       25,800         44,050
                                             ------       --------       -------       --------       --------

Balance at June 30, 1997                     67,600        385,200        86,041        518,355        903,555
                                             ------       --------       -------       --------       --------

Accretion of preferred stock dividends                      18,250                       25,800         44,050
                                             ------       --------       -------       --------       --------

Balance at June 30, 1998                     67,600       $403,450        86,041       $544,155       $947,605
                                             ======       ========       =======       ========       ========

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)



CO-INVESTMENT RIGHTS, ANTI-DILUTION RIGHTS AND RIGHT OF FIRST REFUSAL

In connection with the August 1993 Offering, the Company granted anti-dilution rights to Presencia with respect to any offering of common stock issued at a price less than the per share purchase price paid by Presencia in the August 1993 Offering. Such rights allow Presencia to receive a sufficient number of shares of common stock to allow Presencia to maintain its percentage ownership interest in the Company for no additional consideration. Pursuant to these anti-dilution rights and the Rights Offering in May 1997, Presencia was entitled to be issued an additional 36,970 shares of common stock for no additional consideration. These shares were issued to Presencia in July 1997 and were accounted for as a cost of the Rights Offering. This anti-dilution right terminated upon the initial public offering of the Company's common stock in December 1997.

In connection with the July 1994 offering of common stock and warrants to Blockbuster Entertainment Corporation ("Blockbuster"), the Company granted co-investment rights to Blockbuster with respect to certain offerings of securities by the Company. Such rights allowed Blockbuster to purchase, on terms at least as favorable as those on which the offered securities were to be sold, a sufficient number of the offered securities to allow Blockbuster to maintain its percentage ownership interest in the Company. This coinvestment right terminated with the initial public offering of the Company's common stock in December 1997.

Additionally, pursuant to the July 1994 offering of Common Stock and warrants to Blockbuster, the Company granted Blockbuster the right to purchase all, but not less than all, of certain securities offered to a third party or parties for the purchase price at which the securities were offered to the third party or parties. This right did not apply to certain offers of securities by the Company, including offers which the Company makes for strategic business purposes relating to the Company's business, technology or products. This right of first refusal terminated upon the initial public offering of the Company's common stock in December 1997.

WARRANTS AND OPTIONS:

WARRANTS

The Company had outstanding a total of 1,202,130 warrants to purchase common stock at June 30, 1998. The exercise prices range from $2.50 to $20.00 per share and the expiration of such warrants range from 1997 to 2002. The following is a description of warrant activity to date:

In connection with the May 1991 issuance of common stock, the Company issued warrants with a five-year term to purchase 192,000 shares of common stock at an exercise price of $6.25 per share. In May 1996, warrants for 170,000 shares of common stock were exercised and the remainder expired.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In August 1991, warrants with a five year term to purchase 8,000 shares of common stock at an exercise price of $2.50 per share were granted as consideration for consulting services provided to the Company. These warrants were exercised in August 1996.

In September 1991, warrants with a five year term to purchase 4,000 shares of common at an exercise price of $2.50 per share were granted to an outside director. These warrants vested ratably over the period September 1991 through September 1993 and expire five years after the vesting date. These warrants were exercised in September 1996.

In November 1991, warrants with a five year term to purchase 80,800 shares of common stock at an exercise price of $2.50 per share were granted to an employee of the Company. These warrants vested as follows: (i) 20,000 in November 1991,
(ii) 13,600 each in November 1992, November 1993 and November 1994 and (iii) 20,000 in September 1993. Each series of warrants expires five years after the applicable vesting date. 20,000 and 13,600 of these warrants expired in November 1996 and 1997, respectively.

In July 1992, warrants with a five year term to purchase 262,000 shares of common stock at an exercise price of $2.50 per share were issued to two employees of the Company. These warrants were exercised in July 1997 (see Note
10).

In July 1992, warrants with a five year term to purchase 32,000 shares of common stock at an exercise price of $2.50 per share were issued to David Sarnoff Research Center, Inc. The estimated fair value of the warrants of $32,000 was recorded as research and development expense in fiscal year 1993. These warrants expired in July 1997.

In July 1992, warrants with a five year term to purchase 20,000 shares of common stock at an exercise price of $2.50 per share were issued to a financial advisor in connection with the August 1992 and December 1992 equity offerings. These warrants were exercised in July 1997.

In July 1992, warrants with a five year term to purchase 30,000 shares of common stock at an exercise price of $1.13 per share were issued to a financial advisor in connection with August and December 1992 equity offerings. In May 1997 and July 1997, respectively, warrants for 14,850 and 15,150 shares of common stock were exercised.

In connection with the August 1992 issuance of common stock, the Company issued warrants with a five year term to purchase 206,360 shares of common stock at an exercise price of $1.13 per share. In May 1997 and April 1996, respectively, warrants for 83,080 and 938 shares of common stock were exercised. The remaining warrants expired in August 1997.

In connection with the August 1993 issuance of common stock, the Company issued warrants with a one year term to purchase 132,074 shares of common stock at an exercise price of $12.12 per share. In January 1994, warrants for 82,542 shares of

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

common stock were exercised. The remaining warrants expired in August 1994.

In connection with the February 1994 issuance of common stock and Series B Preferred Stock, the Company issued warrants to purchase 172,000 shares of common stock at an exercise price of $12.50 per share. In May 1995 and October 1995, warrants for 105,300 and 2,000 shares of common stock were exercised, respectively. The remaining warrants for 64,700 shares of common stock have expired.

In connection with the April 1994 issuance of common stock, the Company issued warrants with a five year term to purchase 450,000 shares of common stock at an exercise price of $12.50 per share.

In connection with the July 1994 issuance of common stock to Blockbuster Entertainment Corporation ("Blockbuster"), the Company issued warrants with a five year term to purchase 70,000 shares of common stock at an exercise price of $15.00 per share. Additionally, the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $20.00 per shares. These warrants vest upon the future occurrence of any of the following events: (i) Blockbuster provides consulting services to the Company which materially enhances the Company's technology relating to real time insertion; (ii) Blockbuster and the Company enter into a joint venture for the purpose of exploiting the Company's system in the entertainment industry for non-television applications; or (iii) the Miami Dolphins are the first National Football League team to support the use of the Company's system in connection with broadcast of its games. These warrants expire three years after the vesting date.

In April 1995, warrants with a five year term to purchase 29,200 shares of common stock at an exercise price of $13.75 per share were issued to a financial advisor in connection with the February 1994 equity offering. Additionally, warrants with a five year term to purchase 6,000 shares of common stock at an exercise price of $16.50 per share were issued to the same financial advisor in connection with the April 1994 equity offering. These warrants expire five years after the closing date of the related offering.

In October 1995, in connection with the exercise of Presencia's co-investment rights in common stock and Series B Preferred Stock, the Company issued to Presencia warrants with a one year term to purchase 82 shares of common stock at an exercise price of $12.50 per share. These warrants expired in fiscal year 1996. Additionally, the Company issued to Presencia warrants with a five year term to purchase 10,932 shares of common stock at an exercise price of $12.50 per share. These warrants expire in April 1999.

In February 1996, warrants with a five year term to purchase 28,226 shares of common stock at an exercise price of $19.25 per share were issued to the underwriter of the February 1996 equity offering.

In March 1996, warrants with a five year term to purchase 24,000 shares of common stock at an exercise price of $15.00 were issued to Presencia as consideration for costs incurred by Presencia relating to the License Agreement between the Company and

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Presencia. The estimated fair value of the warrants of $120,000 was recorded as general and administrative expenses in fiscal year 1996.

During 1997 and 1996, respectively, the Company issued warrants with a five year term to purchase 4,206 and 15,794 shares of common stock at an exercise price of $15.00 as consideration for consulting services provided to the Company. The estimated fair value of the warrants of $18,927 and $71,075 was recorded as general and administrative expense in fiscal year 1997 and 1996, respectively.

In September 1997, warrants with a five year term to purchase 1,572 shares of common stock at an exercise price of $15.00 per share were issued in settlement of an obligation of $7,074 accrued at June 30, 1997 relating to consulting services provided to the Company.

In September 1997, warrants with a three year term to purchase 20,000 shares of common stock at an exercise price of $4.50 per share were issued in settlement of an obligation of $90,000 accrued during 1996, when the consulting services were provided to the Company.

In October 1997, the Company issued warrants with a five year term to purchase 300,000 shares of common stock at an exercise price of $0.01 per share in connection with a Bridge Financing (see Note 9). As of June 30, 1998, 275,000 of these warrants had been exercised.

On May 28, 1998, the Board of Directors of the Company approved a modification of the terms of certain outstanding warrants. The modification, which affected approximately 548,358 warrants, reduced the exercise price of such warrants to $8.00 per share and extended the exercise period for an additional five years.

STOCK OPTION PLAN

The Company adopted a Stock Option Plan (the "Plan") in July 1993 for employees, officers, directors, consultants and independent contractors of the Company. The Plan initially reserved 360,000 shares of common stock for issuance upon the exercise of stock options. The Plan was amended in 1995, 1996 and 1997 to reserve additional shares. As of June 30, 1998, 1,560,000 shares were reserved for the Plan.

The Plan is administered by the Board of Directors, which determines the distribution of all options. The Plan provides for the granting of options intended to qualify as "incentive stock options" ("ISOs") as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options ("NQSOs") to key employees of the Company as well as NQSOs to non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of all ISOs granted under the Plan may not be less than the fair market value of the shares at the time the option is granted. Options may be for a period of not more than

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ten years from the date of grant and generally vest ratably over a three year period. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.


Information with respect to options under the Plan is as follows:

                                                                                                  Weighted             Weighted
                                                                                                  Average               Average
                                                          Number of                              Exercise             Fair Value
                                       Available           Options          Option Price         Price per            Per Option
                                       for Grant         Outstanding             Range              Share               Granted
                                       ---------         -----------        ------------         ---------            ----------

Balance at June 30, 1996                35,366              624,634         $10.00-$17.50         $13.77
                                       -------            ---------

Authorized                             900,000
Granted                               (638,040)             638,040                                 $18.85               $ 16.57
Exercised                                   --                   --                                     --
Forfeitures                            161,750             (161,750)                                $15.90
                                       -------            ---------


Balance at June 30, 1997               459,076            1,100,924         $10.00-$20.00           $16.38
                                       -------            ---------

Authorized
Granted                               (356,290)             356,290                                 $ 7.97                $ 3.39
Exercised                                   --                   --
Forfeitures                            139,707             (139,707)                                $18.48
                                       -------            ---------

Balance at June 30, 1998               242,493            1,317,507         $2.50-$17.50            $ 8.35
                                       =======            =========


Exercisable at June 30, 1998                                850,938                                 $ 8.60
Exercisable at June 30, 1997                                559,788                                 $13.93


The weighted average remaining contractual lives of outstanding options at June 30, 1998 was 6.1 years.

The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements with respect to options and warrants issued with an exercise price at or above the fair market value of the stock on the grant date. Had compensation costs for such options and warrants been determined based on the fair value approach promulgated by Statement of Financial Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss applicable to Common Stock

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

would have been increased to $(14,098,692) ($(2.39) per share) and $(8,018,443) ($(3.50) per share) for the years ended June 30, 1998 and June 30, 1997, respectively.

The pro forma compensation expense of $4,970,318 and $2,243,732 for 1998 and 1997, respectively, was calculated on the fair value of each option using the minimum value method for those options issued prior to October 17, 1997 (the date of initial filing with the SEC) and using the Black Scholes method for those options issued on October 17, 1997 and later. The following weighted average assumptions were used in the calculations:

                                    1998               1997
                                 ---------          ---------

Risk free interest rate               6.10%              6.50%

Expected option lives            6.1 years          9.5 years

Expected volatility               62.0% **                  0

       ** For options granted October 17, 1997 and later


In connection with certain options granted in February 1994 relating to a consulting services agreement with a member of the Company's current Board of Directors, the Company recorded unearned compensation expense in the amount of $360,000. This unearned compensation was amortized over the 24 month vesting period. In connection with certain options granted in June 1995 relating to a consulting services agreement, the Company recorded unearned compensation in the amount of $120,000, which was expensed when the service was provided in 1996. During 1997, the Company extended the terms of certain options issued to employees. As a result, the Company recorded a charge of $208,335, which represents the fair value of the Company's common stock at the new measurement date in excess of the exercise price of the underlying option.

In September 1997, the Company granted 20,000 fully vested options with an exercise price of $2.50 per share to an employee to replace certain warrants which had expired in 1996. As a result, the Company recorded a charge of $80,000 in September 1997 which represents the fair value of the stock in excess of the exercise price of the option.

On October 1, 1997, the Board of Directors of the Company approved a modification of the terms of all stock options held by individuals who, as of that date, were current employees of the Company, except executive officers. The modification, which affected approximately 320,380 options, reduced the exercise price of such options to $8.00 per share. No compensation expense was recorded in connection with this transaction as the exercise price of such options exceeded the fair market value of the Company's stock on the date of this transaction.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In January 1998, the Board of Directors of the Company approved the creation of an employee bonus pool of 100,000 incentive stock options, pursuant to the Company's Stock Option Plan to be awarded during calendar year 1998, on a discretionary basis, in recognition of extraordinary performance.


In January 1998, the Board of Directors of the Company approved the grant of options with a ten year term to purchase up to 59,600 shares of common stock to a third party consultant. Of those options granted, 9,600 were fully vested upon grant in consideration for consulting services previously rendered. Accordingly, the Company recorded a charge of $33,312 in the third quarter of 1998 which represents the fair value of the vested options. The remaining 50,000 options will vest upon the earlier of i) the consultant providing ten years of continued consulting services or ii) the attainment of certain performance criteria. Charges for such unvested options will be recorded in proportion to progress made on such performance criteria. There was no charge recorded in fiscal year 1998 for the unvested portion of this option grant.

On May 28, 1998, the Board of Directors of the Company approved a modification of the terms of certain stock options held by individuals who, as of that date, were current officers or directors of the Company. The modification, which affected approximately 350,000 options, reduced the exercise price of such options to $8.00 per share. No compensation expense was recorded in connection with this transaction as the exercise price of such options exceeded the fair market value of the Company's stock on the date of this transaction.

11.   COMMITMENTS AND CONTINGENCIES:

GE AGREEMENT
In July 1991, the Company entered into a license agreement with General Electric Company ("GE") granting to the Company a non-exclusive license for use of certain of GE's intellectual property. This agreement expired in July 1996 and in November 1997 the Company negotiated a new agreement with GE. This agreement, which is retroactive to July 1996, has a five-year term.

Under the terms of the license agreement, the Company would pay royalties to GE based upon the Company's gross revenues. All royalties accrue as earned and are payable semi-annually. As of July 30, 1998, the amount accrued under this agreement was not material.

SARNOFF AGREEMENT
The Company entered into an agreement with David Sarnoff Research Center, Inc. ("Sarnoff") in November 1990, which was amended in August 1991 and June 1995, granting the Company an exclusive, worldwide license for use of the proprietary Pyramid Image Processing technology developed by Sarnoff in the fields of television advertising and for any purpose for television programming involving sports. The Company may terminate this agreement at any time after the earlier of the date on which the Company's cumulative gross revenues reach $20,000,000 or January 1, 1999.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Under terms of this agreement, the Company will pay royalties of between 3% and 5% to Sarnoff, based upon the Company's gross revenues. All royalties shall accrue as earned, but no payments are required to be made until the earlier of the date on which cumulative gross revenues reach twenty million dollars or January 1, 1999. Commencing on January 1, 1999, minimum quarterly royalties of $100,000 shall be paid by the Company to Sarnoff. At June 30, 1998 and 1997, respectively, the amounts accrued under this agreement were not material.


THESEUS AGREEMENT
In December 1995, the Company entered into a license agreement with Theseus Research, Inc. ("Theseus") whereby the Company was granted a non-exclusive worldwide license, without the right of sublicense, to use Theseus technology in its system. During the term of the license, the Company will pay royalties of between .05% and .20% of net sales on a quarterly basis. The agreement terminates with the expiration of the last of the patents included in the licensed technology. At June 30, 1998 the amount accrued under this agreement was not material.


GDM AGREEMENT
In December 1995, the Company entered into a license and association agreement with Gerencia de Medios, S.A., ("GDM"), a subsidiary of Prisa, a Spanish media company. The purpose of this association was to allow GDM to market and use the Company's system in sports broadcasts in Spain and Portugal throughout a trial period, which expired in December 1996.

Under the terms of the association, GDM paid the Company $500,000 in license and royalty fees, $200,000 of which was refundable if GDM was unable to use the Company's system during the trial period because of patent infringement on third parties. The remaining $300,000 was a deposit paid by GDM for use of the Company's system which must be refunded to GDM. GDM sought a refund of the license and royalty fee it previously paid to the Company asserting, as one reason, its receipt of a letter from an affiliate of Symah Vision-SA ("Syman"), a competitor of the Company, asserting that use of the L-VIS System in Spain would infringe one of Symah's patents. Both GDM and the Company were advised by European patent counsel that use of the L-VIS System would not infringe Symah's patent.

In November 1997 the Company settled its dispute with GDM concerning amounts owed by the Company to GDM under the terms of their association agreement. GDM returned the L-VIS system equipment to the Company in January 1998 in exchange for a $365,000 payment to GDM from the Company. The remaining $135,000 of the original $500,000 received from GDM was recorded as license revenue by the Company in the second quarter 1998.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


D&D ENTERTAINMENT

In May 1997, the Company signed a non-binding letter of intent with D&D Entertainment Group N.V. of Belgium ("D&D") for purposes of marketing the Company's technology in the Benelux region of Europe. Under the terms of this letter of intent, the Company received $250,000 of advanced licensing fees which were held as customer deposits pending the decision of D&D and the Company to enter into a definitive agreement. Between May 1997 and May 1998, D&D used the L-VIS System on a trial marketing basis in connection with a subsidiary company of D&D called Mobilis.

In May 1998 the Company entered into a definitive agreement with D&D under the terms of which the Company paid D&D $250,000 held on deposit, in exchange for the return of the L-VIS System. The Company agreed to pay an additional $50,000 as consideration for the purchase of certain assets of D&D pending a determination of their fair market value, use of office space for a period of six months, and the rights to hire two D&D technicians trained in the operation of the L-VIS System.

LEASES

The Company leases its primary office space under operating leases. In July 1997, the Company entered into a three-year operating lease for office space in New York City. In October 1997, the Company entered into a five-year operating lease agreement for its new office headquarters in Lawrenceville, New Jersey. Rent and equipment lease expense for the years ended July 30, 1998 and 1997 was $395,979 and $141,415, respectively.

Future minimum rent and lease payments are as follows:

                              1999          $  342,632
                              2000             342,632
                              2001             218,714
                              2002             205,032
                              2003              51,258
                        Thereafter                  --
                                            ==========
      Total minimum lease payments          $1,160,268
                                            ==========

Under the terms of the three year lease signed in 1997 for the New York facility, the Company is required to maintain an irrevocable, unconditional $70,000 letter of credit throughout the term of the lease. Under the terms of the five year lease signed in October 1997 for the Lawrenceville, New Jersey headquarters, the Company is required to maintain an irrevocable, unconditional $51,258 letter of credit throughout the term of the lease.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)


RELATED PARTY TRANSACTIONS:

A member of the Board of Directors of the Company is also the President of J.J. Pomerance & Co., Inc., a corporation that has furnished consulting services to the Company from time to time.

A member of the Board of Directors of the Company is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in the Company and is the Company's joint venture partner in Publicidad.

A member of the Board of Directors of the Company is also the sole shareholder and President of Princeton Venture Research, Inc. ("PVR"), a shareholder of the Company. PVR entered into an arrangement with the Company regarding the services of a consultant that PVR provided to the Company for several months in 1995. In connection with such arrangement, in September 1997, the Company granted PVR a warrant to purchase 20,000 shares of common stock at an exercise price of $4.50 per share. Additionally, of the $124,000 of Notes received in consideration for amounts owed under a stock subscription agreement (see Note 9), $80,000 relates to the member of the Board of Directors, $20,000 relates to the wife of the member of the Board of Directors and $24,000 relates to PVR. Commencing in July 1997, PVR furnished the Company with extensive consulting services in connection with financial structuring, negotiations with various major shareholders and preparation of the Bridge Financing. In connection with such services, the Company has paid PVR a fee of $100,000. In consideration for financial advisory services rendered to the Company in connection with the Bridge Financing, the Company paid PVR Securities, Inc., an affiliate of PVR, a fee of $70,000, or five percent of the gross proceeds of the Bridge Financing obtained from investors introduced to the Company by PVR Securities, Inc. In connection with the purchase of Common Stock under the Company's 1997 rights offering, the wife of the member of the Board of Directors and PVR executed promissory notes in favor of the Company in the amounts of $9,720 and $50,543, respectively. Such notes and the related accrued interest, were repaid in full in December 1997. The member of the Board of Directors of the Company is also the Manager and a member of Acorn Technology Partners, L.L.C., the general partner of Acorn Technology Fund, L.P., which purchased 1.5 units in the Bridge Financing in October 1997. Each unit consisted of one Bridge Note in the principal amount of $100,000 and Bridge Warrants to purchase 10,000 shares of Common Stock at an exercise price of $0.01 per share. The purchase price of each unit was $100,000.

A member of the Board of Directors of the Company is also a Managing Director and Executive Vice President of Allen & Company Incorporated, which is a principal shareholder of the Company and furnishes financial advisory services to the Company from time to time. In connection with the February 1996 Offering, Allen & Co. received a financial advisory fee of $247,000, plus expenses, as well as a five-year warrant to purchase 28,226 shares of common stock at an exercise price of $19.25 per share. Allen, as a Representative, received underwriting discounts and commissions, as well as Representatives' Warrants initially exercisable for 380,000 shares of Common Stock, with respect to services rendered on behalf of the Company with respect to the initial

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

public offering of its Common Stock in December 1997.

A member of the Board of Directors of the Company has been retained as a consultant to the Company.

The Chief Executive Officer and President of the Company purchased one unit in the Bridge Financing that closed in October 1997.

In July 1997, two employees of the Company signed notes (the "Employee Notes") for $655,000 as consideration for the exercise of warrants to purchase 262,000 shares of common stock at an exercise price of $2.50 per share. Accordingly, a $360,250 charge to general and administrative expense was recorded in July 1997 for the excess of the fair value of the Company's stock in July 1997 over the exercise price of the underlying warrants. In December 1997, these two employees signed notes (the "Tax Notes") for $169,498 as consideration for funds received for the express purpose of paying the tax liabilities incurred by each of them in connection with the exercise of their warrants. The Employees concurrently signed Pledge Agreements pursuant to which the 262,000 shares of common stock purchased were pledged to the Company. Both the Employee Notes and the Tax Notes bear interest at a rate of 8.5% and contain no recourse provisions by which the Company can enforce collection. The Employee Notes mature in July 2002 and the Tax Notes become due and payable upon the earlier of (i) the first anniversary of the date on which all of the Pledged Shares become freely transferrable, and
(ii) the date on which the employee sells, assigns or otherwise disposes of, for consideration, any interest in any share of capital stock of Company stock.

CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents with major financial institutions. Held to maturity securities consist of U.S. government Treasury securities.

SUBSEQUENT EVENTS:

On September 9, 1997, the Board of Directors of the Company passed a resolution to amend the Corporation's Amended 1993 Stock Option Plan by increasing the authorized number of shares which may be issued pursuant to options granted under the Plan from 1,560,000 to 1,960,000 shares. This amendment is subject to shareholder approval and ratification within one year of the date of the resolution.