Form 10QSB
period 1998-09-30
PRINCETON VIDEO IMAGE INC
filed 1998-11-16
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


FOR THE TRANSITION PERIOD FROM _________________ TO __________________

COMMISSION FILE NUMBER 000-23415

                           PRINCETON VIDEO IMAGE, INC.
        (Exact name of small business issuer as specified in its charter)


          New Jersey                                    22-3062052
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)

               15 Princess Road, Lawrenceville, New Jersey, 08648
                    (Address of principal executive offices)

                                  609-912-9400
                (Issuer's telephone number, including area code)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X    No
          ---    ---

The aggregate number of shares of the Issuer's common stock outstanding on October 31, 1998 was 8,183,552.

Transitional Small Business Disclosure Format:
         Yes            No  X
              -----       -----

ITEM 1. FINANCIAL STATEMENTS


PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)



                                                                                        September 30,
                                                                                            1998
                                                                                        -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                            $ 19,410,220
   Restricted marketable securities held to maturity                                         139,909
   Trade accounts receivable                                                                 363,236
   Other current assets                                                                      245,711
                                                                                        ------------
              Total current assets                                                        20,159,076
Property and equipment, net                                                                2,454,008
Intangible assets, net                                                                       471,668
Other assets                                                                                 249,523
                                                                                        ------------
              Total assets                                                              $ 23,334,275
                                                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                $  1,081,861
   Unearned revenue                                                                          311,897
                                                                                        ------------
              Total current liabilities                                                    1,393,758
Unearned revenue                                                                             892,255
                                                                                        ------------
              Total liabilities                                                            2,286,013
                                                                                        ------------
Commitments and contingencies                                                                     --
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized
     167,000 shares; issued and outstanding 67,600 shares at September 30, 1998, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                             408,012
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at September
     30, 1998, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                             550,605
                                                                                        ------------
              Total redeemable preferred stock                                               958,617

Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 8,183,552 shares issued and outstanding at September 30, 1998                    40,917
   Additional paid-in capital                                                             51,432,894
   Less:  Related party note receivable                                                     (824,498)
   Deficit accumulated during the development stage                                      (30,559,668)
                                                                                        -------------
              Total shareholders' equity                                                  20,089,645
                                                                                        ------------
                          Total liabilities, redeemable preferred stock and
                             shareholders' equity                                       $ 23,334,275
                                                                                        =============



                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)



                                                                                      Cumulative from
                                                  For the three months ended           inception to
                                                         September 30,                 September 30,
                                                 -------------------------------
                                                    1998                1997                 1998
                                                    ----                ----                 ----

License fees                                   $    67,292         $    57,626            1,569,041
Advertising revenue                                210,654              75,177              626,151
                                                --------------------------------   ----------------
            Total revenue                          277,946             132,803            2,195,192
Costs and expenses:
   Selling, general and administrative           1,163,830           1,223,811           15,100,918
   Research and development                        443,792             445,994           11,727,436
   L-VIS System costs                              882,877             416,732            5,792,209
                                               ---------------------------------   -----------------
            Total costs and expenses             2,490,499           2,086,537           32,620,563
Operating loss                                  (2,212,553)         (1,953,734)         (30,425,371)
Interest and other financial (expense)                  --                  --           (1,814,178)
Interest and other income                          278,763              16,372            1,679,881
                                               ---------------------------------   -----------------
Net loss                                        (1,933,790)         (1,937,362)         (30,559,668)
Accretion of preferred stock
   dividends                                       (11,013)            (11,012)            (224,213)
                                               ---------------------------------   -----------------
Net loss applicable to common stock            $(1,944,803)        $(1,948,374)        $(30,783,881)
                                               =================================   =================

   Basic and diluted net loss per share
     applicable to common stock                ($     0.24)        ($     0.61)
                                               ===============================

     Weighted average number of
        shares of common stock
        outstanding                              8,181,885           3,189,305
                                               ===============================



                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                                                                        Cumulative from
                                                                 For the three months ended              inception to
                                                                          September 30,                  September 30,
                                                               -------------------------------
                                                                    1998                1997                 1998
                                                                    ----                ----                 ----

Cash flows from operating activities:
   Net loss                                                    $ (1,933,790)        $(1,937,362)        $(30,559,668)
   Adjustments to reconcile net loss to net
     cash used in operating activities
            Amortization of unearned income                         (67,292)            (57,626)            (569,041)
            Depreciation expense                                    294,024             146,646            2,086,667
            Amortization of intangibles                              21,568              16,734              210,058
            Charges associated with option and warrant
               grants and related party note receivable                  --             440,250            1,531,699
            Equity in net loss of affiliate                              --                  --                9,048
            Increase (decrease) in cash resulting
               from changes in:
                 Trade accounts receivable                         (169,974)            (75,782)            (363,236)
                 Other current assets                               (15,464)            (23,231)            (245,711)
                 Other assets                                        21,669             (36,343)            (249,523)
                 Accounts payable and accrued expenses             (221,694)            (85,312)           1,173,292
                 Unearned revenue                                   128,200                  --            1,773,192
                 Miscellaneous other                                  1,465               6,821              144,058
                                                                -----------------------------------------------------
                 Net cash used in operating activities           (1,941,288)         (1,605,205)         (25,059,165)
                                                                -----------------------------------------------------

Cash flows from investing activities:
   Purchase of held-to-maturity investments                              --             (52,000)          (5,351,555)
   Proceeds from held-to-maturity investments                            --                  --            5,200,000
   Purchases of property and equipment                             (201,219)           (165,994)          (4,573,335)
   Increase in intangible assets                                         --             (26,249)            (775,834)
   Investments in joint venture                                          --                  --               (9,048)
                                                                -----------------------------------------------------
            Net cash provided by (used in)
               investing activities                                (201,219)           (244,243)          (5,509,772)
                                                                -----------------------------------------------------

                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                                                                        Cumulative from
                                                                 For the three months ended              inception to
                                                                          September 30,                  September 30,
                                                               -------------------------------
                                                                    1998                1997                 1998
                                                                    ----                ----                 ----
Cash flows from financing activities:
   Proceeds from Bridge Financing loans                                  --                  --            1,353,000
   Repayments of Bridge Financing loans                                  --                  --           (1,353,000)
   Proceeds from sale of Bridge Financing warrants, net                  --                  --            1,479,822
   Proceeds from sales of preferred stock                                --                  --              734,405
   Proceeds from sales of common stock, net                             100           1,304,722           46,669,943
   Cash advanced for related party notes receivable                      --                  --             (169,498)
   Collections of stock subscriptions receivable                         --                  --            1,264,485
                                                                ----------------------------------------------------
            Net cash provided by
               financing activities                                     100           1,304,722           49,979,157
                                                                ----------------------------------------------------
            Net increase (decrease) in cash and
               cash equivalents                                  (2,142,407)           (544,726)          19,410,220

Cash and cash equivalents at beginning of
   period                                                        21,552,627             775,693                   --
                                                                ----------------------------------------------------
Cash and cash equivalents at end of period                      $19,410,220          $  230,967         $ 19,410,220
                                                                ====================================================



                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.   Nature of Business and Basis of Presentation

     Princeton Video Image, Inc., (the "Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed and is marketing a real-time video insertion system (the "L-VIS(TM) System") which utilizes proprietary software and hardware to place computer-generated electronic advertising images into television broadcasts of sporting and other events. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. The L-VIS System has been used to insert advertising images into live and pre-recorded television broadcasts. The Company is also marketing its systems on a worldwide basis through licensing agreements or the formation of joint ventures.

     The condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and are unaudited. Reference should be made to the Company's audited financial statements for the fiscal year ended June 30, 1998 including the footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the same fiscal year end. In the opinion of management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

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

     Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 2,509,637 and 2,001,454 shares of common stock that were outstanding at September 30, 1998 and 1997, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED


3.   Commitments and Contingencies

     Lease Agreement

     In October 1997, the Company entered into a five-year operating lease agreement for its headquarters in Lawrenceville, New Jersey. Minimum annual lease payments under the lease will be approximately $249,000 per year.

4.   New Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the quarter ended September 30, 1998. SFAS 130 establishes standards for reporting and display of an alternative income statement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. For the three month periods ended September 30, 1998 and 1997, the Company had no items of other comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the quarter ended September 30, 1998. SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. Currently, there are no disclosures required to be made under SFAS 131.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 changes current financial disclosure requirements for pension and other postretirement benefit plans. SFAS 132 does not, however, change the measurement or recognition provisions of existing accounting standards. Currently, there are no disclosures required to be made under SFAS 132.

5.   Subsequent Events

     The Company established the Amended 1993 Stock Option Plan (the "Stock Option Plan") for the purposes of attracting and retaining the best available personnel, to provide additional incentive to the Company's employees and consultants and to promote the success of the Company. The total number of shares of Common Stock authorized for issuance under the Stock Option Plan is 1,560,000. In October 1998, the Board of Directors approved an amendment to the Stock Option Plan to increase the number of authorized shares to 2,160,000. This amendment, subject to shareholder approval and ratification within one year, is being voted upon at the Annual Meeting of Shareholders to be held on December 10, 1998.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Since its inception in 1990, the Company has devoted substantially all of its resources to the development of the L-VIS(TM) System, an electronic video insertion system that was designed to modify broadcasts to television viewers by inserting electronic images, primarily advertisements. The Company has incurred substantial operating losses since its inception. As of September 30, 1998, the Company had an accumulated deficit of approximately $30,560,000 and expects to incur substantial additional losses for the foreseeable future. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general administrative costs.

     The Company intends to continue its efforts to enhance the L-VIS System and develop additional software applications. In order to increase its revenue generating user base and to expand into national and international markets, the Company plans an increase in its sales and marketing staff during the fiscal year ending June 1999. The sales and marketing staff is responsible not only for agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness. While any purchase of advertising will be done through the rights holder or the broadcaster, the Company hopes to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers. Therefore, the Company expects to incur additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as it achieves revenues sufficient to finance its ongoing capital expenditures and operating expenses. The Company's ability to produce positive cash flow will be determined by numerous factors, including its ability to reach agreements with, and retain, customers for use of the L-VIS System.

     The Company expects to generate revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, the Company will need to enter into agreements with rights holders. The agreements can take various forms, although the agreements to date in the United States have been revenue sharing agreements under which the Company received a percentage of the fee paid by the advertisers. The Company realizes revenues when the advertisement runs over the air. Due to the seasonal nature of the sporting events themselves, the Company's revenue will fluctuate seasonally. However, this seasonality may be mitigated by the multi-sport capabilities of the L-VIS System and its use in non-sporting events.

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

     Results of Operations

     QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

     Revenue

     Revenues include receipts from advertising use of the L-VIS System as well as from license fees for use of the L-VIS System outside the United States. Total revenue increased 109% from $132,803 for the quarter ended September 30, 1997 to $277,946 for the quarter ended September 30, 1998 as a result of an increase in the number of major league baseball teams using the L-VIS System and the amount of advertising revenues produced from each team.

     Selling, General and Administrative

     Selling, general and administrative expenses include selling and marketing expenses, including salaries of sales and marketing personnel, their travel expenses, advertising and expenses associated with customer support, and general and administrative expenses, including salaries of support personnel, allocated rent and operating costs, and legal and accounting fees. Total selling, general and administrative expenses decreased 4% to $1,163,830 for the quarter ended September 30, 1998, from $1,223,811 for the quarter ended September 30, 1997. This decrease resulted from charges associated with option and warrant grants issued during the three months ended September 30, 1997, which were not present in 1998. This decrease was partially offset by increased personnel expenses, rent and utility costs and fees paid to investor and public relation professionals hired to support the Company's increased focus on the sales and marketing of the L-VIS System.

     Research and Development

     Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports. Total research and development expenses remained fairly constant, decreasing only marginally to $443,792 for the quarter ended September 30, 1998 from $445,994 for the quarter ended September 30, 1997. The Company continues to develop new software and hardware platforms for the L-VIS System through the integration of newly available technologies including High Definition Television or HDTV.

     L-VIS System Costs

     L-VIS System costs include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators and the shipping of L-VIS System units to international and domestic venues. L-VIS System costs increased 112% to $882,877 for the quarter ended September 30, 1998 from $416,732 for the quarter ended September 30, 1997. This increase was the result of numerous factors including (i) an increase in depreciation expense associated with the purchase of L-VIS System components for system upgrades and newly constructed systems to be used in football and by international licensees, (ii) an increase in personnel and related expenses as well as higher insurance, rent and utility costs, (iii) a shift in workload from selling, general and administrative expense to L-VIS System costs as more time was spent building and operating the L-VIS System, and, (iv) expenses related to the initial testing of the L-VIS System in the broadcast of the Indianapolis Motor Speedway Corporation's Brickyard 400 race in July 1998 and the August 1998 off-line demonstration of the L-VIS System for cricket.

     Interest and Other Income

     Interest and other income increased to $278,763 from $16,372 for the quarters ended September 30, 1998 and 1997, respectively. This increase is due to the increase in funds available to invest from the proceeds of the Company's initial public offering of stock in December 1997.

     Net Loss

     As a result of the foregoing factors, the Company's net loss decreased slightly to $1,944,803 from $1,948,374 for the three months ended September 30, 1998 and 1997, respectively.

     Year 2000 Risk Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields need to recognize four digit entries in order to identify correctly dates in the 21st century. If not corrected, many computer applications could fail or create erroneous results at the year 2000. This potential problem has been termed "Y2K".

     The Company realizes that Y2K planning is essential to its continued success. A plan has been formulated (the "Plan") to identify, correct, implement and test all internal and external systems for full Y2K compliance. This plan encompasses all computer hardware and software systems, electrical and communication systems and any system or service that may be affected by the Y2K event. In addition, the Plan covers all external dependencies on services provided by third parties to the Company as well as services that the Company provides to its customers.

     As part of the Plan, the Company has assigned a member of the information systems department to act as project leader, with personnel from each of the other Company departments assisting. The Plan has been divided into the following six phases:

     1) Identification of systems and services affected by the Y2K event and submission of such a list to the Y2K project leader. This includes communication and satellite lines, computers manufactured by third parties as well as specialized and embedded hardware designed by the Company as well as all building systems (i.e. electric, heating, telephone, and security systems). All software used by the Company including third party operating systems, office automation software, accounting software, connectivity software and all software produced by the Company both internally and for use by our customers.

     2) Development of a testing, checking and certification mechanism for all systems and services identified in phase 1 above. If testing by Company personnel is not possible, written certification will be requested from the manufacturer of the system or provider of the services as to their state of readiness for the year 2000.

     3) Testing of systems and services according to a time line prepared by the project leader and documentation of the results. Any system that is identified as being non-compliant with the Y2K event will be earmarked for additional work.

     4) Development and implementation of remedial plans for all systems and/or services that were identified as non-compliant in phase 3 above.

     5) Ongoing reporting of the progression of the Y2K compliance project until full Y2K compliance is achieved.

     6) Issuance of a final compliance report when all phases of the Plan have been completed.

     As of September 30, 1998, a preliminary list of all systems and services affected by the Y2K event had been prepared. Testing and certification of in-house computer systems and software has begun. The process of drafting letters to third party providers of goods and services requesting documentation as to their state of readiness has begun.

     Based on the work that has been done to date on the initial stages of the Plan, the Company believes that its current accounting and administrative software products are Y2K compliant. Further, the Company does not anticipate any internal Y2K issues arising from the use of its own internal information systems, databases or programs. Based on the initial identification of systems and services subject to the Y2K problem, management of the Company has estimated that future costs related to Y2K compliance for internal software, information systems, databases or programs are expected to be less than $100,000.

     The Company's proprietary L-VIS System relies on time (i.e. hour and minute) sensitive software coding, but it is not date sensitive and is, therefore, not believed by the management of the Company to be subject to Y2K problems. The manufacture and use of the L-VIS System, however, requires the cooperation of external suppliers and outside broadcasters. The Company has begun a formal review process of the Y2K readiness of these external suppliers and broadcasters as part of phase 1 listed above. To the extent that it is determined that the Company's suppliers and broadcasters are not Year 2000 compliant, the planned operations of the Company could be significantly disrupted. This could have a material adverse effect on the Company's business, financial condition and planned results of operations. Management is currently unable to quantify the impact of this potential disruption on its future earnings.

     Liquidity and Capital Resources

     The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing the L-VIS System and the cost of building L-VIS Systems. As a result of operating losses, the net cash used in operating activities increased to $1,941,288 from $1,605,205 for the quarters ended September 30, 1998, and 1997, respectively.

     This increase was due in large part to non-cash charges of $440,250 in 1997 associated with option and warrant grants. There were no such issuances during the three months ended September 30, 1998.

     Net cash used in investing activities decreased to $201,219 for the three months ended September 30, 1998 from $244,243 for the three months ended September 30, 1997 as the net result of several factors. The total spent on the purchase of property and equipment actually increased as a result of purchasing components to be used in the building of additional L-VIS Systems and the continuing process of upgrading the existing systems to the second generation flex-based L-VIS System. This upgrade, which was begun in January 1998, was substantially completed by September 30, 1998. This increase was offset, however, by the decrease in 1998 in purchases of investments and intangibles by $52,000 and $26,429, respectively.

     Net cash provided by financing activities for the three months ended September 30, 1998 decreased to $100 from $1,304,722 for the year ago period. The cash provided during the three months ended September 30, 1997 was due primarily to the receipt of stock subscriptions from a May 1997 Rights Offering. Cash provided by financing activities for the three months ended September 30, 1998 was the result of the exercise of warrants issued in connection with a Bridge Financing prior to the initial public offering of the Company's Common Stock. There were no new issuances of stock or warrants during the quarter ended September 30, 1998.

     The net decrease in cash and cash equivalents increased to $2,142,407 from $544,726 for the three months ended September 30, 1998 and 1997, respectively as the cash proceeds from the Company's initial public offering were used to fund operations without the offset of additional funds being raised.

     Since inception, the Company has financed its operations from (i) the net proceeds of the approximately $19,700,000 from private placements of Common Stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of its Common Stock which closed in December 1997, (v) revenues and license fees relating to use of the L-VIS System, and (vi) investment income earned on cash balances and short term investments. The Company believes that the net proceeds of its initial public offering, and the income earned from the investment of those proceeds, will be sufficient to meet its capital needs for approximately 18 months. Such capital requirements will depend on a number of factors including the results of its research and development programs, the Company's ability to maintain its current customer base and attract new customers to use the L-VIS System, acceptance of the L-VIS System technology by rightsholders, technological advances and the status of its competitors, and the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities. If the Company does not generate adequate revenues, there is no assurance that it will be able to raise the additional capital necessary to fund its operations. The Company would, thus, be forced to substantially reduce the scale of its operations.

     Effect of Inflation

     Domestic inflation has not had a significant impact on the Company's sales or operating results. However, inflation may have an impact upon business in a number of international markets.

     Part II

     Item 2       Changes in Securities and Use of Proceeds

     The Company commenced an initial public offering of its common stock, no par value on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to September 30, 1998, the approximate amount of net offering proceeds used was $3,210,000 for repayment of indebtedness and expenses related thereto, $3,233,000 for the manufacture of L-VIS(TM) Systems, $1,033,000 for research and development, $1,347,000 for sales and marketing, and approximately $1,533,000 for working capital and general corporate purposes.

     Item 5       Other Information

     In April 1998, Douglas J. Greenlaw, President and Chief Executive Officer of the Company informed the Board of Directors that he plans to step down as President and Chief Executive Officer of the Company by the end of 1998. The Company continues its search for a successor to Mr. Greenlaw. Brown Williams, Chairman and Co-Founder, will continue to co-manage the Company with Mr. Greenlaw until a successor is found. Mr. Greenlaw has advised the Company that he will not stand for re-election to the Board of Directors at the Company's Annual Meeting of Shareholders scheduled for December 10, 1998.

     Item 6       Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725 which became effective on December 16, 1997.

          3.2  Restated Bylaws, as amended (Incorporated by reference to Exhibit
               3.1 to Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 1998).

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

          No current reports on Form 8-K were filed during the fiscal quarter ended September 30, 1998.

     Signatures


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                 Princeton Video Image, Inc.



     November 16, 1998                     By: /s/ Brown F Williams
     ------------------                    --------------------------
           Date                                 Brown F Williams,
                                                      Chairman



    November 16, 1998                      By: /s/ Lawrence L. Epstein
    -------------------                    ----------------------------
           Date                                Lawrence L. Epstein,
                                                      Chief Financial Officer