Form 10QSB
period 1998-12-31
PRINCETON VIDEO IMAGE INC
filed 1999-02-12
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The aggregate number of shares of the Issuer's common stock outstanding on January 31, 1999 was 8,183,552.

Transitional Small Business Disclosure Format:
         Yes  _____        No  X

Part I - Financial Information
Item 1.  Financial Statements

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)


                                                                                          December 31,
                                                                                             1998
                                                                                             ----
ASSETS
Current Assets:
   Cash and cash equivalents                                                             $ 17,493,896
   Restricted marketable securities held to maturity                                          138,000
   Trade accounts receivable                                                                  273,006
   Other current assets                                                                       265,790
                                                                                         ------------
              Total current assets                                                         18,170,692
Property and equipment, net                                                                 2,399,264
Intangible assets, net                                                                        489,833
Other assets                                                                                  226,966
                                                                                         ------------
              Total assets                                                               $ 21,286,755
                                                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                 $  1,216,723
   Unearned revenue                                                                           311,897
                                                                                         ------------
              Total current liabilities                                                     1,528,620
Unearned revenue                                                                              814,280
                                                                                         ------------
              Total liabilities                                                             2,342,900
                                                                                         ------------
Commitments and contingencies                                                                    --
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized
     167,000 shares; issued and outstanding 67,600 shares at December 31, 1998, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                              412,575
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at December
     31, 1998, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                              557,055
                                                                                         ------------
              Total redeemable preferred stock                                                969,630
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 8,183,552 shares issued and outstanding at December 31, 1998                      40,917
   Additional paid-in capital                                                              51,435,448
   Less: Related party note receivable                                                       (824,498)
   Deficit accumulated during the development stage                                       (32,677,642)
                                                                                         ------------
              Total shareholders' equity                                                   17,974,225
                                                                                         ------------
                          Total liabilities, redeemable preferred stock and
                             shareholders' equity                                        $ 21,286,755
                                                                                         ============

                 See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)


                                                                                                                   Cumulative from
                                              For the three months ended           For the six months ended          inception to
                                                      December 31,                        December 31,               December 31,
                                                 1998              1997              1998              1997              1998
                                                 ----              ----              ----              ----              ----
License fees                                 $    77,975       $   195,124       $   145,267       $   252,751       $  1,647,016
Advertising and production revenue                86,317             6,850           296,971            82,027            712,468
                                             --------------------------------   --------------   ---------------   ---------------
              Total revenue                      164,292           201,974           442,238           334,778          2,359,484
Costs and expenses:
   Selling, general and administrative         1,177,926         1,005,044         2,341,756         2,229,063         16,278,844
   Research and development                      382,962           430,788           826,754           876,782         12,110,398
   L-VIS System costs                            963,473           395,683         1,846,350           812,415          6,755,682
                                             --------------------------------   --------------   ---------------   ---------------
              Total costs and expenses         2,524,361         1,831,515         5,014,860         3,918,260         35,144,924
Operating loss                                (2,360,069)       (1,629,541)       (4,572,622)       (3,583,482)       (32,785,440)
Interest and other financial (expense)              --          (1,814,178)             --          (1,814,178)        (1,814,178)
Interest and other income                        242,095            80,697           520,858            97,070          1,921,976
                                             --------------------------------   --------------   ---------------   ---------------
Net loss                                      (2,117,974)       (3,363,022)       (4,051,764)       (5,300,590)       (32,677,642)
Accretion of preferred stock
   dividends                                     (11,012)          (11,012)          (22,025)          (22,024)          (235,225)
                                             --------------------------------   --------------   ---------------   ---------------
Net loss applicable to common stock          $(2,128,986)      $(3,374,034)      $(4,073,789)      $(5,322,614)      $(32,912,867)
                                             ================================   ==============   ===============   ===============
   Basic and diluted net loss per share
     applicable to common stock                   ($0.26)           ($0.83)           ($0.50)           ($1.47)
                                             ================================   ==============   ==============
     Weighted average number of
        shares of common stock
        outstanding                            8,183,552         4,075,139         8,182,719         3,632,222
                                             ================================   ==============   ==============

                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                        Cumulative from
                                                                    For the six months ended              inception to
                                                                          December 31,                    December 31,
                                                                    1998                1997                 1998
                                                                    ----                ----                 ----
Cash flows from operating activities:
   Net loss                                                    $ (4,051,764)        $ (5,300,590)        $(32,677,642)
   Adjustments to reconcile net loss to net
     cash used in operating activities
            Amortization of unearned income                        (145,267)            (252,751)            (647,016)
            Depreciation expense                                    600,771              269,383            2,393,414
            Amortization of intangibles                              41,624               34,488              230,114
            Charges associated with option and warrant
               grants and related party note receivable              13,567              440,250            1,545,266
            Equity in net loss of affiliate                            --                   --                  9,048
            Increase (decrease) in cash resulting
               from changes in:
                 Trade accounts receivable                          (79,744)             (11,757)            (273,006)
                 Other current assets                               (35,543)            (301,498)            (265,790)
                 Other assets                                        44,238              (14,227)            (226,954)
                 Accounts payable and accrued expenses              (80,701)             (87,313)           1,314,285
                 Unearned revenue                                   128,200                 --              1,773,192
                 Customer deposits                                                      (175,000)
                 Miscellaneous other                                 (4,622)              (6,480)             137,971
                                                               -------------------------------------------------------
                 Net cash used in operating activities           (3,569,241)          (5,405,495)         (26,687,118)
                                                               -------------------------------------------------------

Cash flows from investing activities:
   Purchase of held-to-maturity investments                            --                (52,000)          (5,351,555)
   Proceeds from held-to-maturity investments                          --                   --              5,200,000
   Purchases of property and equipment                             (451,369)            (540,185)          (4,823,485)
   Increase in intangible assets                                    (38,221)             (83,367)            (814,055)
   Investments in joint venture                                        --                   --                 (9,048)
                                                               -------------------------------------------------------
            Net cash provided by (used in)
               investing activities                                (489,590)            (675,552)          (5,798,143)
                                                               -------------------------------------------------------

                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                        Cumulative from
                                                                    For the six months ended              inception to
                                                                          December 31,                    December 31,
                                                                    1998                1997                 1998
                                                                    ----                ----                 ----
Cash flows from financing activities:
   Proceeds from Bridge Financing promissory notes                     --              1,353,000            1,353,000
   Repayments of Bridge Financing promissory notes                     --             (1,353,000)          (1,353,000)
   Proceeds from sale of Bridge Financing warrants, net                --              1,479,822            1,479,822
   Proceeds from sales of preferred stock                              --                   --                734,405
   Proceeds from sales of common stock, net                             100           29,061,473           46,669,943
   Cash advanced for related party notes receivable                    --               (169,498)            (169,498)
   Collections of stock subscriptions receivable                       --              1,264,485            1,264,485
                                                               -------------------------------------------------------
            Net cash provided by
               financing activities                                     100           31,636,282           49,979,157
                                                               -------------------------------------------------------
            Net increase (decrease) in cash and
               cash equivalents                                  (4,058,731)          25,555,235           17,493,896

Cash and cash equivalents at beginning of
   period                                                        21,552,627              775,693                 --
                                                               -------------------------------------------------------
Cash and cash equivalents at end of period                     $ 17,493,896         $ 26,330,928         $ 17,493,896
                                                               =======================================================

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

     Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 2,835,231 and 2,687,854 shares of common stock that were outstanding at December 31, 1998 and 1997, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.   Warrants and Options

     In November 1998, the Board of Directors of the Company approved the granting of two stock options to Dennis P. Wilkinson, President and CEO. The first such option is for 200,000 shares of Common Stock at an exercise price of $4.563 and shall vest and become exercisable over a three-year period. No compensation expense was recorded in connection with this transaction as the exercise price of such option was not less than the fair market value of the Company's stock on the date of this transaction. The second option is for the purchase of an additional 200,000 shares of Common Stock at an exercise price equal to $7.00 per share and will vest upon the attainment of certain performance criteria based on the revenues from operations during the fiscal years ending June 30, 1999 through June 30, 2002. Both option grants are for a term of 10 years.

     In December 1998, the Shareholders of the Company ratified an amendment of the Company's Amended 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the plan from 1,560,000 shares to 2,160,000 shares.

     In December 1998, the Company awarded 82,000 incentive stock options to certain of its employees from an employee bonus pool approved in January 1998. The balance of 18,000 options was added back to the total options available for future grants.

4.   Commitments and Contingencies

     Lease Agreement

     In October 1997, the Company entered into a five-year operating lease agreement for its headquarters in Lawrenceville, New Jersey. Minimum annual lease payments under the lease will be approximately $249,000 per year.

5.   New Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the quarter ended September 30, 1998. SFAS 130 establishes standards for reporting and display of an alternative income statement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. For the three month periods ended December 31, 1998 and 1997, the Company had no items of other comprehensive income.

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

6.   Subsequent Events

     In January 1999 the Company signed a binding letter of intent with NFL International to become the exclusive provider of electronic imaging services for worldwide, non-U.S. telecasts of Super Bowl XXXIII, Super Bowl XXXIV and international telecasts of 1999 NFL regular season and playoff games and the 1999 NFL Europe League season from January 31, 1999 through the conclusion of Super Bowl XXXIV in January 2000.

     In January 1999 the Company entered into an exclusive licensing agreement with Sasani Limited, one of South Africa's leading companies in the entertainment, media and communication industries. Under the terms of the agreement, the Company will receive an up-front, nonrefundable licensing fee and annual royalties from Sasani Limited based on use of the L-VIS System in South Africa. The initial term of the license is five years.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     Since its inception in 1990, the Company has devoted substantially all of its resources to the development and marketing of the L-VIS(TM) System, an electronic video insertion system that was designed to modify broadcasts to television viewers by inserting electronic images, primarily advertisements. The Company has incurred substantial operating losses since its inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $32,678,000 and expects to incur substantial additional losses for the foreseeable future. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general administrative costs.

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

     The Company expects to generate revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, the Company will need to enter into agreements with rights holders. The agreements can take various forms, although the agreements to date in the United States have been revenue sharing agreements under which the Company received a percentage of the fee paid by the advertisers. The Company realizes revenues when the advertisement runs over the air. Due to the seasonal nature of the sporting events themselves, the Company's revenue will fluctuate seasonally. However, this seasonality may be mitigated by the multi-sport capabilities of the L-VIS System and its use in non-sporting events. During the quarter ended December 31, 1998, the Company expanded the services provided by the L-VIS System to include the electronic insertion of visual aids in live sporting events, such as a virtual first-down line in live television broadcasts of football games. The Company expects to realize this type of production revenue from fees paid by the broadcasters for such visual enhancements of sporting and other events.

     In addition to production and advertising revenue, an additional revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and the Company will share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, the Company may receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license.



     Results of Operations

     QUARTER ENDED DECEMBER 31, 1998 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1997

     Revenue

     Revenues include receipts from advertising and production use of the L-VIS System as well as from license fees for use of the L-VIS System outside the United States. Total revenue decreased 19% to $164,292 for the quarter ended December 31, 1998 from $201,974 for the quarter ended December 31, 1997. Total license fees for the three months ended December 31, 1997 included $137,500 recognized from the settlement of a dispute with a former licensee of the L-VIS System. The balance of $57,624 in license fees earned compares with $77,975 for the same three month period in 1998 reflecting a 35% increase over the period. Advertising and production revenue increased to $86,317 from $6,850 for the quarters ended December 31, 1998 and 1997, respectively, as a result of the initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various National Football League games broadcast by CBS Sports.

     Selling, General and Administrative

     Selling, general and administrative expenses include selling and marketing expenses, including salaries of sales and marketing personnel, their travel expenses, advertising and expenses associated with customer support, and general and administrative expenses, including salaries of support personnel, allocated rent and operating costs, and legal and accounting fees. Total selling, general and administrative expenses increased 17% to $1,177,926, from $1,005,044 for the quarters ended December 31, 1998 and 1997, respectively. This increase was the result of numerous factors including (i) hiring of executive, accounting and marketing personnel, (ii) increased legal expenses relating to the preparation of the Company's post-effective amendment filed with the Securities and Exchange Commission in November 1998, and (iii) increase in insurance costs incurred to purchase directors' and officers' liability insurance in relation to the Company's initial public offering.

     Research and Development

     Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports. Total research and development expenses decreased 11% to $382,962, for the quarter ended December 31, 1998 from $430,788 for the quarter ended December 31, 1997 as a result of the continued shift in spending from research and development into product costs. This shift is due in large part to the December 1997 attainment of technological feasibility of the flex board based L-VIS System, resulting in the capitalization of flex related expenditures during the quarter ended December 31, 1998 compared to the expensing of flex related items during the quarter ended December 31, 1997.

     L-VIS System Costs

     L-VIS System costs include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators and the shipping of L-VIS System units to international and domestic venues. Total L-VIS System costs increased 143% to $963,473 for the quarter ended December 31, 1998 from $395,683 for the quarter ended December 31, 1997. This increase resulted from increased costs due to the initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various National Football League football games broadcast by CBS Sports, increased salaries attributable to personnel shifts from research and development into product costs as a result of more L-VIS Systems being used in the field, and increased depreciation.

     Interest and Other Financial Expense

     Interest and other financial expense decreased to $0 for the quarter ended December 31, 1998 from $1,814,178 for the quarter ended December 31, 1997 as the interest costs incurred in connection with the bridge loan financing were paid in full in December 1997.

     Interest and Other Income

     Interest and other income increased 200% to $242,095 from $80,697 for the quarters ended December 31, 1998 and 1997, respectively. This resulted from an increase in funds available for investment from the proceeds of the initial public offering of the Company's common stock in December 1997.

     Net Loss

     As a result of the foregoing factors, the Company's net loss decreased 37% to $2,117,974 from $3,363,022 for the three months ended December 31, 1998 and 1997, respectively.

     SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

     Revenue

     The total revenue increased 32% to $442,238 for the six months ended December 31, 1998 from $334,778 for the six months ended December 31, 1997 as a result of the increased usage of the L-VIS System in the broadcast of various games during the 1998 Major League Baseball season, and the initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various National Football League football games broadcast by CBS Sports.

     Selling, General and Administrative

     Selling, general and administrative expenses increased 5% to $2,341,756 for the six months ended December 31, 1998 from $2,229,063 for the six months ended December 31, 1997. Certain charges associated with option and warrant grants issued during the six months ended December 31, 1997 were not present in 1998. This decrease, however, was offset by increased personnel expenses, rent and utility costs and fees paid to investor and public relation professionals hired to support the Company's increased focus on the sales and marketing of the L-VIS System. Also contributing to the increase in selling, general and administrative expenses were increased legal expenses relating to the preparation of the Company's post-effective amendment filed with the Securities and Exchange Commission in November 1998, and an increase in directors' and officers' liability insurance costs incurred in relation to the Company's initial public offering.

     Research and Development

     Research and development expenses decreased 6% to $826,754 from $876,782 for the six months ended December 31, 1998 and 1997, respectively, as a result of the continued shift in spending from research and development into product costs. This shift is due in large part to the December 1997 attainment of technological feasibility of the flex board based L-VIS System, resulting in the capitalization of all flex upgrade expenditures during the quarter ended December 31, 1998 as compared with the expensing of flex board testing and development during the quarter ended December 31, 1997. Research and development expenses for the six months ended December 31, 1998 also reflect the Company's efforts to develop new software and hardware platforms for the L-VIS System through the integration of newly available technologies including High Definition Television or HDTV.

     L-VIS System Costs

     L-VIS System costs increased 127% to $1,846,350 for the six months ended December 31, 1998 from $812,415 for the six months ended December 31, 1997 as a result of numerous factors. These included (i) an increase in depreciation expense associated with the purchase of L-VIS System components for system upgrades and newly constructed systems to be used in football and by international licensees, (ii) an increase in personnel and related expenses as well as higher insurance, rent and utility costs, (iii) a shift in workload from selling, general and administrative expense to L-VIS System costs as more time was spent building and operating the L-VIS

     System, (iv) expenses related to the initial testing of the L-VIS System in the broadcast of the Indianapolis Motor Speedway Corporation's Brickyard 400 race in July 1998 and the August 1998 off-line demonstration of the L-VIS System for cricket, and, (v) costs associated with the initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various National Football League games broadcast by CBS Sports.

     Interest and Other Financial Expense

     Interest and other financial expense decreased to $0 for the six months ended December 31, 1998 from $1,814,178 for the six months ended December 31, 1997 as the interest costs incurred in connection with the bridge loan financing were paid in full in December 1997.

     Interest and Other Income

     Total interest and other income increased 437% to $520,858 for the six months ended December 31, 1998 from $97,070 for the six months ended December 31, 1997 as a result of the increase in funds available for investment from the proceeds of the initial public offering.

     Net Loss
     As a result of the foregoing factors, the Company's net loss decreased 24% to $4,051,764 from $5,300,590 for the six months ended December 31, 1998 and 1997, respectively.

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

     As of December 31, 1998, a comprehensive list of all systems and services affected by the Y2K event had been prepared and reviewed by the project leader and Company department heads, completing Phase 1. As part of phases 2 and 3 listed above, testing and certification of in-house computer systems and software has begun and an evaluation of Y2K diagnostic software is underway. This diagnostic software will be installed on all Company systems for the purpose of analyzing and identifying hardware, applications and data that may be affected by the Y2K issue. The project leader expects such diagnostic software will be selected and put into use sometime in February 1999. A draft of a standard letter intended to be sent to third party providers of goods and services requesting documentation as to their state of readiness is in the final stages.

     Based on the work that has been done to date, numerous software packages currently used by the Company which had been identified as Y2K non-compliant have been upgraded and certified by their manufacturers as being Y2K compliant. The Company believes that its current accounting and administrative software products are Y2K compliant. Further, the Company has not identified, nor does it anticipate, any internal Y2K issues arising from the use of its own internal information systems, databases or programs. Based on the work performed to date on the identification of systems and services subject to the Y2K problem, management of the Company has estimated that future costs related to Y2K compliance for internal software, information systems, databases or programs are expected to be less than $100,000.

     The Company's proprietary L-VIS System relies on time (i.e. hour and minute) sensitive software coding, but it is not date sensitive and is, therefore, not believed by the management of the Company to be subject to Y2K problems. The manufacture and use of the L-VIS System, however, requires the cooperation of external suppliers and outside broadcasters. The Company has begun a formal review process of the Y2K readiness of these external suppliers and broadcasters as part of phase 2 listed above. To the extent that it is determined that the Company's suppliers and broadcasters are not Year 2000 compliant, the planned operations of the Company could be significantly disrupted. This could have a material adverse effect on the Company's business, financial condition and planned results of operations. Management is currently unable to quantify the impact of this potential disruption on its future earnings.

     Liquidity and Capital Resources

     The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing the L-VIS System and the cost of building L-VIS Systems. The net cash used in operating activities decreased to $3,569,241 from $5,405,495 for the six months ended December 31, 1998 and 1997, respectively, mainly as a result of the lower net loss recorded for the six months ended December 31, 1998 as compared to the same period in 1997. This resulted primarily because the interest costs incurred in connection with the bridge loan financing were paid in full in December 1997.

     Net cash used in investing activities decreased to $489,590 for the six months ended December 31, 1998 from $675,552 for the six months ended December 31, 1997 as the result of several factors. The total spent on the purchase of property and equipment and the components used in the building of additional L-VIS Systems and the upgrade of existing systems to the second generation flex-based L-VIS System decreased to $451,369 from $540,185 for the six months ended December 31, 1998 and December 31, 1997, respectively. For the same six month period, the totals spent on purchases of investments and intangibles decreased by $52,000 and $45,146, respectively.

     Net cash provided by financing activities for the six months ended December 31, 1998 decreased to $100 from $31,636,282 for the year ago period. The cash provided during the six months ended December 31, 1997 was due to the receipt of stock subscriptions from a May 1997 Rights Offering and the proceeds from the Company's initial public offering of Common Stock in December 1997. Cash provided by financing activities for the six months ended December 31, 1998 was the result of the exercise of warrants issued in connection with a bridge financing prior to the initial public offering of the Company's Common Stock.

     The net decrease in cash and cash equivalents was $4,058,731 for the six months ended December 31, 1998 compared to a net increase of $25,555,235 for the prior year period as a direct result of the receipt of proceeds from the Company's initial public offering.

     Since inception, the Company has financed its operations from (i) the net proceeds of the approximately $19,700,000 from private placements of Common Stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the net proceeds of approximately $25,050,000 from the initial public offering of its Common Stock in December 1997, (v) revenues and license fees relating to use of the L-VIS System, and (vi) investment income earned on cash balances and short term investments. The Company believes that the net proceeds of its initial public offering, and the income earned from the investment of those proceeds, will be sufficient to meet its capital requirements for at least 18 months. Such capital requirements will depend on a number of factors including the results of its research and development programs, the Company's ability to maintain its current customer base and attract new customers to use the L-VIS System, acceptance of the L-VIS System technology by rightsholders, technological advances and the status of its competitors, and the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities. If the Company does not generate adequate revenues, there is no assurance that it will be able to raise additional capital as necessary to fund its operations. The Company would, thus, be forced to substantially reduce the scale of its operations.

     Effect of Inflation

     Domestic inflation has not had a significant impact on the Company's sales or operating results. However, inflation may have an impact upon business in a number of international markets.

     Part II      Other Information

     Item 2       Changes in Securities and Use of Proceeds

     The Company commenced an initial public offering of its common stock, no par value on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to December 31, 1998, the approximate amount of net offering proceeds used was $3,210,000 for repayment of indebtedness and expenses related thereto, $4,228,000 for the manufacture of L-VIS(TM) Systems, $1,368,000 for research and development, $1,650,000 for sales and marketing, and approximately $1,816,000 for working capital and general corporate purposes.

     Item 4       Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on December 10, 1998. At the Annual Meeting, the shareholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the Annual Meeting of Shareholders to be held in 1999 and until their successors have been duly elected and qualified; (ii) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending June 30, 1999; and (iii) ratified an amendment of the Company's Amended 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the plan from 1,560,000 to 2,160,000 shares.

     As of November 6, 1998, the record date for the Annual Meeting, the Company had a total of 8,183,552 shares of Common Stock issued and outstanding and entitled to vote. Present at the Annual Meeting, either in person or by proxy, were holders of 5,919,166 shares of Common Stock. The following sets forth information regarding the results of the voting at the Annual
     Meeting:

     Election of Directors:

       ------------------------------------------------------------------------------------------------------------
                                                     Voting Shares         Voting Shares             Voting Shares
       DIRECTOR                                        in Favor               Against                  Withheld
       ------------------------------------------------------------------------------------------------------------
       Brown F Williams                                5,769,866              149,300                     0
       ------------------------------------------------------------------------------------------------------------
       Lawrence Lucchino                               5,611,366              307,800                     0
       ------------------------------------------------------------------------------------------------------------
       Jerome J. Pomerance                             5,911,366                7,800                     0
       ------------------------------------------------------------------------------------------------------------
       Enrique F. Senior                               5,909,598                9,568                     0
       ------------------------------------------------------------------------------------------------------------
       Eduardo Sitt                                    5,911,366                7,800                     0
       ------------------------------------------------------------------------------------------------------------
       John B. Torkelsen                               5,609,598              309,568                     0
       ------------------------------------------------------------------------------------------------------------

     Ratification of Selection of Independent Accountants:

       -------------------------------------------------------------------------------
       Votes in favor:                                                      5,875,646
       -------------------------------------------------------------------------------
       Votes against:                                                          38,550
       -------------------------------------------------------------------------------
       Abstentions:                                                             4,970
       -------------------------------------------------------------------------------


     Ratification of amendment of the Company's Amended 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the plan from 1,560,000 to 2,160,000 shares:

       -------------------------------------------------------------------------------
       Votes in favor:                                                      3,839,315
       -------------------------------------------------------------------------------
       Votes against:                                                         734,496
       -------------------------------------------------------------------------------
       Abstentions:                                                            11,560
       -------------------------------------------------------------------------------
       Non-Votes:                                                           1,333,795
       -------------------------------------------------------------------------------


       Item 5       Other Information

       (a) On November 30, 1998, the Company named Dennis P. Wilkinson to the position of President and Chief Executive Officer to succeed Douglas J. Greenlaw who in April 1998 announced his intention to step down as Chief Executive Officer by year-end. At the December 10, 1998 meeting of the Board of Directors, Mr. Wilkinson was elected as a director of the Corporation to serve until the next annual meeting of shareholders and until his successor is elected and qualified.

       (b) On January 11, 1999, the Company issued the following press release relating to an agreement with NFL International:

           "NFL International has selected Princeton Video Image (NASDAQ: PVII, www.pvimage.com) as the exclusive provider of electronic imaging services for worldwide, non-U.S. telecasts of Super Bowl XXXIII on January 31, 1999, and Super Bowl XXXIV on January 30, 2000. In addition, PVI will be the exclusive provider of video insertion services for international telecasts of 1999 NFL regular season and playoff games and the 1999 NFL Europe League season, the first time this technology has been offered in these telecasts, NFLI Senior Vice President Don Garber announced today. Terms of the agreement were not disclosed.

           "PVI's proprietary Live Video Insertion System (L-VIS(TM)) allows broadcasters to place animated, computer generated ads into live broadcasts so the ads appear as part of the live scene. Broadcasters and advertisers can insert localized ads simultaneously in different parts of the world, opening a variety of international and regional sponsorship opportunities.

           "'With this agreement, the NFL becomes the first U.S. sports league to offer PVI's exclusive technology to its international broadcast partners,' says Garber. 'We were extremely pleased with PVI's involvement in last year's Super Bowl. Many of our broadcast partners indicated that the best use of this technology would be to have local advertisers sponsor local insertions. Our decision to allow the broadcasters and advertisers to use PVI technology in their local market will enable us to better serve our broadcasters and the NFL's growing worldwide fan base.'

           "'The scope of this agreement shows that the acceptance of image insertion advertising continues to grow in professional sports and that PVI is the leading international company offering this service,' said Dennis Wilkinson, President and CEO of PVI.

           "The agreement with the NFL makes Princeton Video Image the world's only authorized service for inserting commercial signage into international NFL game broadcasts. Mr. Wilkinson said the company would immediately begin focusing on working with broadcasters in Canada, Mexico, Japan, Germany, and the United Kingdom.

           "Last year's Super Bowl, for which PVI also provided international video insertion services, was televised in 187 countries and territories, and seen by more than 670 million viewers outside the U.S. and Canada. Coca-Cola was the global and sole sponsor of video insertion ads during this game.

           "Princeton Video Image, Inc. has developed and is marketing a real-time video insertion system that, through patented pattern recognition technology, places computer-generated electronic images into television broadcasts of sporting events as well as other programming. PVI has provided video insertion services for nearly 1,000 live telecasts worldwide, including broadcasts of Major League Baseball, National League Football, professional soccer and motor sports, and other live events. Its insertion technology is currently employed by CBS Sports to generate an electronic first down line in nationally televised NFL games and is being used in CBS's telecasts of the four AFC playoff games."

       (c) On January 26, 1999 the Company issued the following press release relating to an agreement with Sasani Limited:

           "Princeton Video Image, Inc. (Nasdaq: PVII; www.pvimage.com), the worldwide leader in virtual advertising and imaging solutions for television, today announced it has signed an exclusive licensing agreement with Sasani Limited (JSE: SSA SJ), one of South Africa's leading companies in the converging entertainment, media, and communication industries. The agreement grants Sasani the exclusive license to Princeton Video Image's patented proprietary Live Video Insertion System(TM) ("L-VIS(TM)") in South Africa. Under the terms of the agreement, Princeton Video Image will receive an up-front licensing fee and annual royalties from Sasani based on use of L-VIS(TM) in South Africa.

           "Through the use of L-VIS(TM), Sasani, which is actively pursuing the sports, entertainment, and media markets via its subsidiary Sasani Sports, will provide advertisers with the ability to electronically insert both static and moving images, including messages, into live and pre-recorded programming. Sasani joins Latin America licensee, Publicidad Virtual, as one of Princeton Video Image's international representatives.

           "Dennis Wilkinson, President and Chief Executive Officer of Princeton Video Image, said, 'We are pleased to expand the international market for our technology through this exclusive agreement with Sasani Limited. With over 5 million television households and a television advertising market estimated to exceed $600 million annually, South Africa creates a exciting new market for PVI's insertion technology.'

           "Franco Barocas, Chief Executive Officer of Sasani Sports, said, 'Sasani Limited is pleased to be selected as PVI's exclusive licensee in South Africa. The South African advertising and sports market is expected to grow rapidly in the coming years, and virtual advertising can play a large role in this expansion. We look forward to a successful alliance that allows us to present a unique medium for sponsors to communicate their messages to South African consumers.'

           "To date, Princeton Video Image's technology has been used in nearly 1,000 live broadcasts of sports events worldwide, including Major League Baseball and National Football League team broadcasts, as well as the international telecast of Super Bowl XXXII. The technology allows teams, leagues, and broadcasters the ability to distribute customized advertising images to various parts of the country or the world simultaneously. Its insertion technology has been employed by CBS Sports to generate an electronic first down line in nationally televised NFL games this season, including CBS's telecasts of the four AFC playoff games. In addition, PVI was recently selected as the exclusive provider of virtual advertising for all international NFL broadcasts.

           "Princeton Video Image, Inc. developed and is marketing a real-time video insertion system that, through patented pattern recognition technology places computer-generated electronic images into television broadcasts of sporting as well as other programming. These electronic images range from simple corporate names and logos to sophisticated 3-D images and animated effects. The Company is headquartered in Lawrenceville, New Jersey, with offices in New York City.

           "Based in Highlands North, South Africa, Sasani Limited (JSE: SSA SJ) was formed in October 1996 through the acquisitions of The Video Lab
         (Pty) Ltd. and The Movie Camera Company (Pty) Ltd., securing Sasani Limited a leading position in the media services sector of the market. The Video Lab Group is Africa's largest film and video post-production facility and focuses on the provision of value-added services for companies involved in electronic media and entertainment. The Movie Camera Company is recognized as a South African leader in the supply of highly specialized equipment for the production of full-feature films and television programs and commercials. Sasani Sports, a subsidiary of Sasani Limited, is experienced in the sports industry, managing corporate sports marketing budgets, events, and a range of other services."

     Item 6       Exhibits and Reports on Form 8-K

         (a)      Exhibits

         3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

         3.2      Restated Bylaws, as amended.

         10.1     Amended 1993 Stock Option Plan.

         10.2* Binding Letter of Intent between NFL International, a division of NFL Enterprises L.P., and the Company executed on January 6, 1999.

         10.3* System License Agreement dated January 19,1999 between Sasani Limited and the Company.

         27.1     Financial Data Schedule.

          * Confidential treatment has been requested with respect to a portion of this exhibit.

         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated November 5, 1998 which reported in Item 5 an agreement with CBS Sports, a division of CBS Broadcasting, Inc., regarding the use of the Company's technology to electronically insert a first-down line in the broadcasts of certain National Football League games.

                  The Company also filed a current report on Form 8-K dated November 23, 1998 relating to the naming of Dennis P. Wilkinson as the Company's President and Chief Executive Officer.

     Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized,


                                      Princeton Video Image, Inc.


     February 12, 1999                  /s/ Dennis P. Wilkinson
     ------------------------         ---------------------------
                  Date                  By:  Dennis P. Wilkinson,
                                             President and
                                             Chief Executive Officer

     February 12, 1999                  /s/ Lawrence L. Epstein
     ------------------------         ---------------------------
                  Date                  By:  Lawrence L. Epstein,
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number         Description
-------        ----------------------------------------------------------------
 3.1           Restated Certificate of Incorporation (Incorporated by
               reference to Exhibit 3.1 to the Company's Registration
               Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

 3.2           Restated Bylaws, as amended.

10.1           Amended 1993 Stock Option Plan.

10.2* Binding Letter of Intent between NFL International, a division of NFL Enterprises L.P., and the Company, executed on January 6, 1999.

10.3* System License Agreement dated January 19, 1999 between Sasani Limited and the Company.

27.1           Financial Data Schedule.





* Confidential treatment has been requested with respect to a portion of this exhibit.