Form 10QSB
period 1999-03-31
PRINCETON VIDEO IMAGE INC
filed 1999-05-17
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The aggregate number of shares of the Issuer's common stock outstanding on April 30, 1999 was 8,197,838.

Transitional Small Business Disclosure Format:

      Yes _____       No X

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                                                      March 31,
                                                                                        1999
                                                                                    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $ 15,456,318
   Restricted marketable securities held to maturity                                     138,000
   Trade accounts receivable                                                             171,651
   License Rights                                                                      1,666,667
   Other current assets                                                                  163,673
                                                                                    ------------
              Total current assets                                                    17,596,309
Property and equipment, net                                                            2,404,430
Intangible assets, net                                                                   477,450
Other assets                                                                             204,585
                                                                                    ------------
              Total assets                                                          $ 20,682,774
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                            $  3,236,043
   Unearned revenue                                                                      338,713
                                                                                    ------------
              Total current liabilities                                                3,574,756
Unearned revenue                                                                         860,596
                                                                                    ------------
              Total liabilities                                                        4,435,352
                                                                                    ------------
Commitments and contingencies                                                                 --
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized
     167,000 shares; issued and outstanding 67,600 shares at March 31, 1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                         417,137
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at March 31,
     1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                         563,505
                                                                                    ------------
              Total redeemable preferred stock                                           980,642
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 8,183,552 shares issued and outstanding at March 31, 1999                    40,917
   Additional paid-in capital                                                         51,432,493
   Less: Related party note receivable                                                  (824,498)
   Deficit accumulated during the development stage                                  (35,382,132)
                                                                                    ------------
              Total shareholders' equity                                              15,266,780
                                                                                    ------------
                          Total liabilities, redeemable preferred stock and
                             shareholders' equity                                   $ 20,682,774
                                                                                    ============

                 See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)


                                              For the three months ended          For the nine months ended       Cumulative from
                                                       March 31,                          March 31,                 inception to
                                            ------------------------------      ------------------------------        March 31,
                                                1999              1998              1999             1998               1999
                                            ------------      ------------      ------------      ------------      ------------
License fees                                $    172,975      $     57,625      $    318,242      $    310,376      $  1,819,991
Advertising and production revenue               181,165           100,000           478,136           182,027           893,633
                                            ------------------------------      ------------------------------      ------------
              Total revenue                      354,140           157,625           796,378           492,403         2,713,624
Costs and expenses:
   Selling, general and administrative         1,742,068         1,391,984         4,083,824         3,621,047        18,020,912
   Research and development                      374,290           392,074         1,201,044         1,268,856        12,484,688
   L-VIS System costs                          1,235,448           687,349         3,081,798         1,499,764         7,991,130
                                            ------------------------------      ------------------------------      ------------
              Total costs and expenses         3,351,806         2,471,407         8,366,666         6,389,667        38,496,730
Operating loss                                (2,997,666)       (2,313,782)       (7,570,288)       (5,897,264)      (35,783,106)
Interest and other financial (expense)                --                --                --        (1,814,178)       (1,814,178)
Interest and other income                        293,176           380,679           814,034           477,749         2,215,152
                                            ------------------------------      ------------------------------      ------------
Net loss                                      (2,704,490)       (1,933,103)       (6,756,254)       (7,233,693)      (35,382,132)
Accretion of preferred stock
   dividends                                     (11,013)          (11,013)          (33,038)          (33,037)         (246,238)
                                            ==============================      ==============================      ============
Net loss applicable to common stock         $ (2,715,503)     $ (1,944,116)     $ (6,789,292)     $ (7,266,730)     $(35,628,370)
                                            ==============================      ==============================      ============
   Basic and diluted net loss per share
     applicable to common stock             $      (0.33)     $      (0.24)     $      (0.83)     $      (1.42)
                                            ==============================      ==============================
     Weighted average number of
        shares of common stock
        outstanding                            8,183,552         8,122,472         8,182,996         5,128,972
                                            ==============================      ==============================

                 See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                For the nine months ended       Cumulative from
                                                                        March 31,                 inception to
                                                              ------------------------------        March 31,
                                                                  1999             1998              1999
                                                              ------------------------------      ------------
Cash flows from operating activities:
   Net loss                                                   $ (6,756,254)     $ (7,233,693)     $(35,382,132)
   Adjustments to reconcile net loss to net
     cash used in operating activities
              Amortization of unearned income                     (230,742)         (310,376)         (732,491)
              Depreciation expense                                 901,248           489,207         2,693,891
              Amortization of intangibles                          385,710            54,886           574,200
              Charges associated with option and warrant
                 grants and related party note receivable           21,625           473,562         1,553,324
              Equity in net loss of affiliate                           --                --             9,048
              Increase (decrease) in cash resulting
                 from changes in:
                   Trade accounts receivable                        21,611            31,453          (171,651)
                   Other current assets                             66,574          (286,811)         (163,673)
                   Other assets                                     66,606           (14,227)         (204,586)
                   Accounts payable and accrued expenses           343,692            (7,355)        1,738,678
                   Unearned revenue                                278,200                --         1,923,192
                   Customer deposits                                    --          (237,500)
                   Miscellaneous other                                (684)            2,575           141,909
                                                              ------------------------------------------------
                   Net cash used in operating activities        (4,902,414)       (7,038,279)      (28,020,291)
                                                              ------------------------------------------------

Cash flows from investing activities:
   Purchase of held-to-maturity investments                             --           (52,000)       (5,351,555)
   Proceeds from held-to-maturity investments                           --                --         5,200,000
   Purchases of property and equipment                            (757,404)       (1,427,881)       (5,129,520)
   Purchases of license rights                                    (400,000)               --          (400,000)
   Increase in intangible assets                                   (36,591)         (132,782)         (812,425)
   Investments in joint venture                                         --                --            (9,048)
                                                              ------------------------------------------------
              Net cash provided by (used in)
                 investing activities                           (1,193,995)       (1,612,663)       (6,502,548)
                                                              ------------------------------------------------

                 See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                              For the nine months ended       Cumulative from
                                                                      March 31,                 inception to
                                                            ------------------------------        March 31,
                                                               1999               1998              1999
                                                            ------------      ------------      ------------
Case flows from financing activities:
   Proceeds from Bridge Financing promissory notes                    --         1,353,000         1,353,000
   Repayments of Bridge Financing promissory notes                    --        (1,353,000)       (1,353,000)
   Proceeds from sale of Bridge Financing warrants, net               --         1,479,822         1,479,822
   Proceeds from sales of preferred stock                             --                --           734,405
   Proceeds from sales of common stock, net                          100        29,022,227        46,669,943
   Cash advanced for related party notes receivable                   --          (169,498)         (169,498)
   Collections of stock subscriptions receivable                      --         1,264,485         1,264,485
                                                            ------------------------------------------------
              Net cash provided by
                 financing activities                                100        31,597,036        49,979,157
                                                            ------------------------------------------------
              Net increase (decrease) in cash and
                 cash equivalents                             (6,096,309)       22,946,094        15,456,318

Cash and cash equivalents at beginning of
   period                                                     21,552,627           775,693                --
                                                            ------------------------------------------------
Cash and cash equivalents at end of period                  $ 15,456,318      $ 23,721,787      $ 15,456,318
                                                            ================================================


                 See accompanying notes to financial statements.

                           Princeton Video Image, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

1.    Nature of Business and Basis of Presentation

      Princeton Video Image, Inc., (the "Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed and is marketing a real-time video insertion system (the "L-VIS(TM) System") that through patented pattern recognition technology places computer-generated electronic images into television broadcasts of sporting and other events. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. The L-VIS System has been used to insert images, including advertising images and visual aids, into live and pre-recorded television broadcasts. The Company is also marketing its systems on a worldwide basis through licensing agreements or the formation of joint ventures.

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

2.    Per Share Data

      Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") requires the calculation of net loss per share applicable to common stock and the presentation of both basic and diluted per share amounts. Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

      Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 2,732,608 and 2,587,104 shares of common stock that were outstanding at March 31, 1999 and 1998, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.    New Agreements

      In January 1999, the Company signed a binding letter of intent with NFL International whereby the Company was named the exclusive provider of electronic imaging services for worldwide, non-U.S. telecasts of Super Bowl XXXIII and XXXIV, as well as international telecasts of 1999 NFL regular season and playoff games and the 1999 NFL Europe League season. The Company is obligated to pay certain rights fees in connection with these rights. In January 1999 the Company recorded an intangible asset and a corresponding liability on its balance sheet for the acquisition of the license rights. These rights will be amortized on a straight line basis and payments will be made over the term of the license (one year) according to a pre-determined payment schedule. For the nine months ended March 31, 1999, the amortization of intangibles included $333,333 of these license rights, and a total of $400,000 in cash payments had been made.

      In January 1999 the Company entered into an exclusive licensing agreement with Sasani Limited, one of South Africa's leading companies in the entertainment, media and communication industries. Under the terms of the agreement, the Company received an up-front, nonrefundable licensing fee and will receive annual royalties from Sasani Limited based on use of the L-VIS System in South Africa. The initial term of the license is five years.

      In March 1999 the Company entered into an Amendment Agreement, dated as of January 1, 1999, with Publicidad Virtual S.A. de C.V. ("Publicidad") which amended the terms of the License Agreement, dated March 1, 1994, between the parties. Under the terms of the amended License Agreement, Publicidad maintained its exclusive license to use, market and sub-license the Company's L-VIS System throughout Mexico, Central America, South America and the Spanish speaking markets in the Caribbean basin and will pay to the Company a royalty on annual net revenues as follows: (i) a 17% royalty on net revenues of up to $3,000,000, (ii) a 25% royalty on incremental annual net revenues exceeding $3,000,000 and up to $6,000,000, and (iii) a 20% royalty on incremental annual net revenues exceeding $6,000,000. The Company also entered into a Stock Purchase Agreement, dated as of January 1, 1999, with Presencia en Medios, S.A. de C.V. ("Presencia"), a principal shareholder of the Company, and Eduardo Sitt, the President and a principal shareholder of Presencia and a director of the Company. Under the terms of the Stock Purchase Agreement, the Company sold its interest in Publicidad to Presencia and Eduardo Sitt for an aggregate purchase price of $121,000. The proceeds received by the Company, net of Mexican withholding tax, was $96,800.

4.    New Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the quarter ended September 30, 1998. SFAS 130 establishes standards for reporting and display of an alternative income statement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. For the three month periods ended March 31, 1999 and 1998, the Company had no items of other comprehensive income.

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


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      General

      Since its inception in 1990, the Company has devoted substantially all of its resources to the development and marketing of the L-VIS(TM) System, an electronic video insertion system that was designed to modify broadcasts to television viewers by inserting electronic images, primarily advertisements. The Company has incurred substantial operating losses since its inception. As of March 31, 1999, the Company had an accumulated deficit of approximately $35.4 million and expects to incur substantial additional losses for the foreseeable future. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general administrative costs.

      The Company intends to continue its efforts to enhance the L-VIS System and develop additional software applications. In order to increase its revenue generating user base and to expand into national and international markets, the Company plans to increase its sales and marketing resources. The sales and marketing staff is responsible not only for agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness. While any purchase of advertising will be done through the rights holder or the broadcaster, the Company hopes to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers. Therefore, the Company expects to incur additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as it achieves revenues sufficient to finance its ongoing capital expenditures and operating expenses. The Company's ability to produce positive cash flow will be determined by numerous factors, including its ability to reach agreements with, and retain, customers for use of the L-VIS System.

      The Company expects to generate revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, the Company will need to enter into agreements with rights holders. The agreements can take various forms, although the agreements to date in the United States have typically been revenue sharing agreements under which the Company received a percentage of the fee paid by the advertisers. The Company realizes revenues when the advertisement runs over the air. Due to the seasonal nature of the sporting events themselves, the Company's revenue will fluctuate seasonally. However, this seasonality may be mitigated by the multi-sport capabilities of the L-

      VIS System and its use in non-sporting events. During the quarters ended December 31, 1998 and March 31, 1999, the Company expanded the services provided by the L-VIS System to include the electronic insertion of visual aids in live sporting events, such as a virtual first-down line in football games, a virtual finish-line in horse races and animated graphics in the broadcast of Super Bowl XXXIII. The Company expects to realize this type of production revenue from fees paid by the broadcasters for such visual enhancements of sporting and other events.

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

      Under the terms of a binding letter of intent between the Company and NFL International, signed in January 1999, the Company was selected by NFL International to become the exclusive provider of electronic imaging services for certain international telecasts in exchange for the payment of certain rights fees over the period of the agreement. With the execution of this binding letter of intent, the Company is actively pursuing advertisers and sponsors for the broadcasts covered, in cooperation with the sales forces of the rightsholders.


      Results of Operations

      QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

      Revenue

      Revenues include receipts from advertising and production use of the L-VIS System as well as from license fees and leasing fees for use of the L-VIS System outside the United States. Total revenue increased 125% to $354,140 for the quarter ended March 31, 1999 from $157,625 for the quarter ended March 31, 1998. Advertising and production revenue increased 81% to $181,165 for the quarter ended March 31, 1999 from $100,000 for the quarter ended March 31, 1998, as a result of the initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various National Football League ("NFL") games broadcast live by CBS Sports and the virtual finish-line in several National Thorobred Racing Association ("NTRA") horse races. The use of the L-VIS System to insert electronic images into taped programming, or post-production activities also increased in the quarter ended March 31, 1999 over the prior year period. License fees increased as a result of the growth in international activity.

      Selling, General and Administrative

      Selling, general and administrative expenses include selling and marketing expenses, including salaries of sales and marketing personnel, their travel expenses, advertising and expenses associated with customer support, and general and administrative expenses, including salaries of support personnel, allocated rent and operating costs, and legal and accounting fees. Total selling, general and administrative expenses increased 25% to $1,742,068 for the quarter ended March 31, 1999, from $1,391,984 for the quarter ended March 31, 1998. This increase was the result of numerous factors including (i) hiring of executive, accounting and marketing personnel,
      (ii) costs of the termination of a consulting agreement (iii) increased market research activity, (iv) the hiring of both investor and public relations firms in an effort to increase market awareness with respect to the L-VIS System as well as interface with the public market and, (v) increased legal and accounting fees.

      Research and Development

      Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports. Total research and development expenses decreased 5% to $374,290 for the quarter ended March 31, 1999 from $392,074 for the quarter ended March 31, 1998 as a result of the continued shift in spending from research and development into product costs.

      L-VIS System Costs

      L-VIS System costs include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators and the shipping of L-VIS System units to international and domestic venues. Total L-VIS System costs increased 80% to $1,235,448 for the quarter ended March 31, 1999 from $687,349 for the quarter ended March 31, 1998. This increase resulted from increased costs due to the development, testing and use of the L-VIS System for the electronic insertion of the virtual first-down marker in various NFL football games broadcast by CBS Sports and the virtual finish-line in several NTRA events, as well as use of the L-VIS System in both the international and domestic broadcasts of Super Bowl XXXIII. Increased salaries attributable to personnel shifts from research and development into product costs as a result of more L-VIS Systems being used in the field, and increased depreciation expense due to the increased number of L-VIS Systems, also contributed to the increase. Finally, license fees which the Company has to pay based on revenues earned, or contractual minimums, have increased.

      Interest and Other Income

      Interest and other income decreased 23% to $293,176 for the quarter ended March 31, 1999 from $380,679 for the quarter ended March 31, 1998. This resulted from a decrease in funds available for investment from the proceeds of the initial public offering of the Company's common stock in December 1997 as cash is expended on operations. This decrease was partially offset by the net proceeds of $96,800 received in conjunction with the Stock Purchase Agreement settlement between the Company, Presencia en Medios, S.A. de C.V. and Eduardo Sitt.

      Net Loss

      As a result of the foregoing factors, the Company's net loss increased 40% to $2,704,490 for the quarter ended March 31, 1999 from $1,933,103 for the quarter ended March 31, 1998.

      NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1998

      Revenue

      The total revenue increased 62% to $796,378 for the nine months ended March 31, 1999 from $492,403 for the nine months ended March 31, 1998 as a result of several factors including (1) the increased usage of the L-VIS System in the broadcast of various games during the 1998 Major League Baseball season, (ii) the initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various NFL football games broadcast live by CBS Sports and the virtual finish-line in several NTRA events, (iii) increased usage of the L-VIS System to insert electronic images into taped programming, or post-production activities, and, (iii) the growth in international activity.

      Selling, General and Administrative

      Selling, general and administrative expenses increased 13% to $4,083,824 for the nine months ended March 31, 1999 from $3,621,047 for the nine months ended March 31, 1998. This increase was the result of numerous factors including (i) hiring of executive, accounting and marketing personnel, (ii) costs of the termination of a consulting agreement, (iii) increased market research activity, (iv) fees paid to investor and public relations firms hired to support the Company's increased focus on the sales and marketing of the L-VIS System, (v) increased legal and accounting fees, and, (vi) the increase in directors' and officers' liability insurance costs incurred in relation to the Company's initial public offering.

      Research and Development

      Research and development expenses decreased 5% to $1,201,044 for the nine months ended March 31, 1999 from $1,268,856 for the nine months ended March 31, 1998, as a result of the continued shift in spending from research and development into product costs. Research and development expenses for the nine months ended March 31, 1999 also reflect the Company's efforts to develop new software and hardware platforms for the L-VIS System through the integration of newly available technologies including High Definition Television or HDTV.

      L-VIS System Costs

      L-VIS System costs increased 105% to $3,081,798 for the nine months ended March 31, 1999 from $1,499,764 for the nine months ended March 31, 1998 as a result of numerous factors. These included (i) an increase in depreciation expense associated with the purchase of L-VIS System components for system upgrades and newly constructed systems to be used in football and by international licensees, (ii) an increase in personnel and related expenses as well as higher insurance, rent and utility costs, (iii) a shift in workload from selling, general and administrative expense to L-VIS System costs as more time was spent operating the L-VIS System, (iv) expenses related to the initial testing of the L-VIS System in the broadcast of the Indianapolis Motor Speedway Corporation's Brickyard 400 race in July 1998 and the August 1998 off-line demonstration of the L-VIS System for cricket, (v) costs associated with the development, testing and initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various NFL games broadcast by CBS Sports and the virtual finish-line in several NTRA events, and (vi) use of the L-VIS System in both the international and domestic broadcast of Super Bowl XXXIII. Finally, license fees which the Company has to pay based on revenues earned, or contractual minimums, have increased.

      Interest and Other Financial Expense

      Interest and other financial expense decreased to $0 for the nine months ended March 31, 1999 from $1,814,178 for the nine months ended March 31, 1998 as the interest costs incurred in connection with the bridge loan financing were paid in full in December 1997.

      Interest and Other Income

      Total interest and other income increased 70% to $814,034 for the nine months ended March 31, 1999 from $477,749 for the nine months ended March 31, 1998 as a result of the increase in funds available for investment from the proceeds of the initial public offering and net proceeds of $96,800 received in conjunction with the Stock Purchase Agreement settlement between the Company, Presencia and Eduardo Sitt.

      Net Loss

      As a result of the foregoing factors, the Company's net loss decreased 7% to $6,756,254 for the nine months ended March 31, 1999 from $7,233,693 for the nine months ended March 31, 1998.

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

      As part of the Plan, the Company assigned a member of the information systems department to act as project leader, with personnel from each of the other Company departments assisting. The Plan was divided into the following six phases:

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

      As of March 31, 1999, a comprehensive list of all systems and services affected by the Y2K event had been prepared and reviewed by the project leader and Company department heads, completing Phase 1.

      A diagnostic software package, as described in Phase 2 above, designed to analyze Y2K compliance problems has been selected and is in the process of being installed on all in-house computer systems. This application will enable the Company to determine both hardware and software Y2K compliance. A procedure has also been established for distributing this software, and the resulting corrections required, to all remote L-VIS locations. In order to be labeled "Y2K Certified" the following processes are being carried out:

            1. BIOS Certification: to ensure computer hardware is capable of handling year 2000 dates as well as leap years through the year 2015.

            2. OS Certification: to ensure Y2K compliance of the computer's operating system.

            3. Application and Data Certification: To ensure specific application and data compliance. This includes internally developed software as well as vendor-supplied software.

      As of the date of this report, approximately 35% of all computers have been tested and certified as Y2K compliant. Several computer systems have been classified as "non-upgradable" and have been replaced.

      Based on the work that has been done to date relative to Phase 3, numerous software packages currently used by the Company which had been identified as Y2K non-compliant have been upgraded and certified by their manufacturers as being Y2K compliant, as required under Phase 4 of the compliance project. This includes all accounting and administrative software products. Further, the Company has not identified, nor does it anticipate, any internal Y2K issues arising from the use of its own internal information systems, databases or programs.

      Based on the work performed to date on the identification of systems and services subject to the Y2K problem, the project leader and management of the Company have estimated that future costs related to Y2K compliance for internal software, information systems, databases or programs are expected to be less than $100,000. This includes the costs incurred to date for replacement of non-upgradable computer systems, as well as the upgrade of accounting and administrative software referenced above. With respect to the status of other Company systems, the communication systems of the Company have been certified Y2K compliant and verification of all building mechanical systems has been requested.

      The Company's proprietary L-VIS System relies on time (i.e. hour and minute) sensitive software coding, but it is not date sensitive and is, therefore, not believed by the management of the Company to be subject to Y2K problems. The manufacture and use of the L-VIS System, however, requires the cooperation of external suppliers and outside broadcasters. As part of the Company's formal review process of the Y2K readiness of these external suppliers and broadcasters, a standard letter has been sent to all significant third party providers of goods and services to determine whether they have undertaken the necessary steps to meet their Y2K obligations. We are continuing to collect information from and assess the Y2K status of these third parties. Based on the responses to date, we do not anticipate any significant operational problems or disruptions. To the extent that it is determined that the Company's suppliers and broadcasters are not Year 2000 compliant, however, the planned operations of the Company could be significantly disrupted. This could have a material adverse effect on the Company's business, financial condition and planned results of operations. Management is currently unable to quantify the impact of this potential disruption on its future earnings.

      Liquidity and Capital Resources

      The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building L-VIS Systems, and operating expenses relating to sales and marketing activities of the Company. The net cash used in operating activities decreased to $4,902,414 for the nine months ended March 31, 1999 from $7,038,279 for the nine months ended March 31, 1998, as a result of the lower net loss recorded for the nine months ended March 31, 1999 as compared to the same period in 1998. This resulted primarily because the interest costs incurred in connection with the bridge loan financing were paid in full in December 1997. Depreciation expense, however, was significantly higher, increasing to $901,248 for the nine months ended March 31, 1999 from $489,207 for the nine months ended March 31, 1998, due to the increased number of L-VIS Systems built and deployed both domestically and in the international market. Offsetting these increased expenses was a decrease in charges associated with option and warrant grants which dropped to $21,625 for the nine months ended March 31, 1999 from $473,562 for the same prior year period.

      Net cash used in investing activities decreased to $1,193,995 for the nine months ended March 31, 1999 from $1,612,663 for the nine months ended March 31, 1998 as the result of several factors. The total spent on the purchase of property and equipment includes purchases of both components used in the building of additional L-VIS Systems and the upgrade of existing systems to the second generation flex-based L-VIS System. This amount decreased to $757,404 for the nine months ended March 31, 1999 from $1,427,881 for the nine months ended March 31, 1998, as the upgrades were completed in 1998. For the same nine month period, the totals spent on purchases of investments and intangibles decreased by $52,000 and $96,191, respectively. In addition, the Company is required to make periodic payments during fiscal years ending June 30, 1999 and 2000 totalling approximately $2,000,000 as payment for certain electronic imaging rights. $400,000 of this total was paid during the quarter ended March 31, 1999.

      Net cash provided by financing activities for the nine months ended March 31, 1999 decreased to $100 from $31,597,036 for the year ago period. The cash provided during the nine months ended March 31, 1998 was the result of the exercise of warrants issued in connection with a bridge financing and the proceeds from the Company's initial public offering of Common Stock in December 1997.

      The net decrease in cash and cash equivalents was $6,096,309 for the nine months ended March 31, 1999 compared to a net increase of $22,946,094 for the nine months ended March 31, 1998 as a direct result of the receipt of proceeds from the Company's initial public offering.

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

      Cautionary Statement on Forward-Looking Statements

      Some of the information in this Quarterly Report, including Management's Discussion and Analysis of Financial Condition, contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations and projections of results of operations or of financial conditions. When considering such forward-looking statements, you should keep in mind that certain risks may cause actual results to differ from any projections contained in forward-looking statements. These risks include:

      -     adverse economic conditions;

      - intense competition, including entry of new competitors and products;

      -     adverse federal, state, local and foreign government regulation;

      -     inadequate capital to operate our business;

      -     unexpected costs and operating deficits;

      -     lower revenues than forecast;

      - inability to successfully market the L-VIS (TM) System to television viewers, advertisers, broadcasters and sporting events rights holders;

      - inability of third party sales forces to sell L-VIS System advertising;

      -     contractual restrictions on use of video insertion technology;

      -     risks associated with doing business in international markets;

      -     seasonal fluctuations based upon the game schedules of each sport;

      -     manufacturing inexperience;

      -     challenges to our patent and proprietary technology;

      -     technological obsolescence of the L-VIS System;

      - inability to upgrade and develop software for use of the L-VIS System with new sports and other new uses;

      - dependence on a sole source of supply for certain hardware components;

      - the possible fluctuation and volatility of our operating results and financial condition;

      -     adverse publicity and news coverage;

      -     loss of key employees; and

      -     Year 2000 compliance problems.

      We do not promise to update forward-looking information or any other information to reflect actual results or changes in assumptions or other factors that could affect those statements.

      Part II Other Information

      Item 2 Changes in Securities and Use of Proceeds

      (c) On April 8, 1999, the Company issued 14,286 shares of its common stock to the Sarnoff Corporation (formerly the David Sarnoff Research Center) as a royalty payment, for the fiscal quarter ended March 31, 1999, pursuant to the terms of a Research Agreement between the Company and the David Sarnoff Research Center, dated June 1995, as amended. The issuance of the common stock to the Sarnoff Corporation was deemed to be exempt from registration under the Securities

      Act by virtue of Section 4(2) and Regulation D as a transaction not involving a public offering. The common stock was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate issued. The Sarnoff Corporation received adequate information about the Company.

      (d) The Company commenced an initial public offering of its common stock, no par value on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to March 31, 1999, the approximate amount of net offering proceeds used was $3,210,000 for repayment of indebtedness and expenses related thereto, $5,393,000 for the manufacture of L-VIS(TM) Systems, $1,713,000 for research and development, $1,944,000 for sales and marketing, and approximately $2,050,000 for working capital and general corporate purposes.

      Item 6 Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit
            Number      Description
            ------      -----------

            3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

            3.2 Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999.

            10.1* Binding Letter of Intent between NFL International, a division of NFL Enterprises L.P., and the Company executed on January 6, 1999 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999).

            10.2* System License Agreement dated January 19, 1999 between Sasani Limited and the Company (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999).

            10.3 Amendment Agreement, dated as of January 1, 1999, by and between the Registrant and Publicidad Virtual S.A. de C.V., amending the License Agreement, dated as of March 1, 1994. (Incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 1999).

            10.4 Stock Purchase Agreement, dated as of January 1, 1999, by and between the Registrant, Presencia en Medios, S.A. de C.V. and Eduardo Sitt. (Incorporate by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 1999).

            27.1        Financial Data Schedule

            ----------
            * Confidential treatment has been granted with respect to a portion of this exhibit.

(b)   Reports on Form 8-K

      The Company filed a current report on Form 8-K dated March 3, 1999 which reported the terms of an Amendment Agreement dated January 1, 1999 entered into with Publicidad Virtual, S.A. de C.V. which amended the terms of the License Agreement, dated March 1, 1994, between the parties. Also reported were the terms of a Stock Purchase Agreement, dated as of January 1, 1999, with Presencia en Medios, S.A. de C.V., Eduardo Sitt and the Company.



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized,


                                        Princeton Video Image, Inc.


May 17, 1999                            /s/ Dennis P. Wilkinson
------------------------                ---------------------------------
         Date                           By: Dennis P. Wilkinson,
                                            President and
                                            Chief Executive Officer

May 17, 1999                            /s/ Lawrence L. Epstein
------------------------                ---------------------------------
         Date                           By: Lawrence L. Epstein,
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------

3.1         Restated Certificate of Incorporation (Incorporated by reference to
            Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16,
            1997).

3.2         Restated Bylaws, as amended (Incorporated by reference to Exhibit
            3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999.

10.1* Binding Letter of Intent between NFL International, a division of NFL Enterprises L.P., and the Company executed on January 6, 1999 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999).

10.2* System License Agreement dated January 19, 1999 between Sasani Limited and the Company (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999).

10.3 Amendment agreement, dated as of January 1, 1999, by and between the Registrant and Publicidad Virtual S.A. de C.V., amending the License Agreement, dated as of March 1, 1994. (Incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 1999).

10.4 Stock Purchase Agreement, dated as of January 1, 1999, by and between the Registrant, Presencia en Medios, S.A. de C.V. and Eduardo Sitt. (Incorporate by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 1999).

27.1        Financial Data Schedule

----------
* Confidential treatment has been granted with respect to a portion of this exhibit.