Form 10KSB
period 1999-06-30
PRINCETON VIDEO IMAGE INC
filed 1999-09-27
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 1999

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

                     None                                     None

          Securities registered pursuant to Section 12(g) of the Act:

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

Yes [X]   No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenue for its most recent fiscal year: $1,222,213 for the fiscal year ended June 30, 1999.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $38,902,505, based upon the last sales price on September 10, 1999.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,213,805 shares of Common Stock, $.01 par value per share, were outstanding on September 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 3, 1999, is incorporated by reference in Part III of this Form.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Princeton Video Image, Inc. ("PVI" or the "Company") developed and is marketing a real-time video insertion system that, through patented pattern recognition technology, places computer-generated electronic advertising images into live and pre-recorded television broadcasts of sporting and other events. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. During the broadcast of a sporting event, for example, these images can be placed to appear to be physically located in various high visibility locations in the stadium or even on the playing field. As part of its development program, the Company is also exploring the use of its technology on the Internet and in interactive television. The Company is developing a series of products based on our patented pattern recognition technology which are being designed to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications are being developed to allow the viewer to influence the on-screen presentation of a broadcast which utilizes PVI's Live Video Insertion System (the "L-VIS(TM) System") technology by using a mouse or other pointer, for example, to indicate areas of interest.

         PVI believes that its L-VIS System, which is an integrated hardware and software system, can benefit (i) advertisers, through the placement of their ads in new, high visibility locations and the ability to "narrow cast" by region and brand; (ii) broadcasters and program producers, through a new revenue stream from additional inventory of advertising space; and (iii) teams and leagues, through increased revenue streams and greater flexibility and control over in-stadium advertising. In the future, viewers may be able to customize their viewing experience by interacting with images inserted by PVI's L-VIS System. The L-VIS System has been used to insert images into live and pre-recorded television broadcasts including baseball games, soccer matches, football games, motor sports, horse races, tennis matches, telethons and entertainment programs.

         The Company's objective is to become the leading provider of electronic advertising to the television advertising market worldwide. The key elements of the Company's strategy are (i) developing relationships with sports rights owners such as the National Football League ("NFL"), National Basketball Association ("NBA"), Major League Baseball ("MLB"), FIFA (soccer's international governing body) and specific teams and other sports governing bodies; (ii) developing relationships with non-sports rights owners of syndicated and first run entertainment programming; (iii) developing relationships with national network broadcasters such as NBC, CBS, ABC, ESPN, and FOX; (iv) working with high-profile advertisers to assist them in understanding and capitalizing on the use of the L-VIS System; and (v) developing L-VIS System software for additional sporting and other applications.

         This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors described in this Annual Report on Form 10-KSB, including without limitation those identified in this Item 1, "Business" and in Item 6, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" could cause the Company's actual results to differ materially from those expressed in any forward-looking statement by the Company.

         The Company was incorporated in New Jersey on July 23, 1990.

OVERVIEW OF THE TELEVISION ADVERTISING AND SPONSORSHIP MARKET

         Sports advertising and sponsorship is a significant market both inside and outside the United States. Advertisers in the United States spent an aggregate of approximately $9.56 billion to purchase television advertising and sponsorship rights with respect to sporting events in 1998, according to information from the following industry sources. The 1998 network and cable television sports advertising markets in the United States were reported by Paul Kagan Associates, Inc. ("Kagan Associates") to be approximately $3.7 billion and $1.3 billion, respectively. The January 1999 IEG Sponsorship Report, a sports newsletter published biweekly by IEG, Inc., projected that $5.09 billion would be spent to sponsor specific teams, stadium locations and sporting events in 1998.

         The cost of a television commercial spot is normally a function of the nature and size of the expected audience of the event to be broadcast. A spot in a national broadcast of a major sporting event, such as the Super Bowl or a World Series game, sells for a price many times that of a spot in a regular season game broadcast only locally or regionally. For example, the costs of a 30-second spot in the broadcast of a local 1998 regular season San Francisco Giants baseball game, a 1998 nationally broadcast Monday night NFL football game and the 1998 Super Bowl were approximately $5,000, $340,000 and $1,300,000, respectively. Television broadcasters (including national television and cable networks, regional cable networks, and local television and cable operators) purchase television broadcast rights to sporting events from the holders of those rights, which include individual teams as well as various leagues, federations, associations and other organizations representing both professional and amateur sports. Rights to specific games or events may be held by teams, leagues, associations, or any combination thereof, depending on the arrangements under which each sport is organized.

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

         - Allows branding of an event. Insertions made during a live broadcast will be captured, or branded, on recordings of the event and may then be shown around the world in re-broadcasts and highlight films of the event. An advertiser will benefit from every re-broadcast, such as re-broadcasts which occur during the sports segment of most news programs; and

         - Provides advertising to otherwise advertising-free environments. The Company's technology can be used to insert advertising into otherwise advertising-free environments, e.g., pay-per-view sports events. To date, the L-VIS System has not been used for such purpose, and there can be no assurance that it will ever be so used.

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

         The Company's L-VIS System is based upon patented pattern recognition technology. The Company's "Vision" version of the L-VIS System may be located anywhere in the television distribution chain, including the stadium where a broadcast typically originates, the television studio to which a broadcast is relayed and the microwave links or satellite ground stations where the broadcast is relayed for distribution to the viewing public. A suitably configured L-VIS System could insert images in the television picture seen by individual viewers. In this case, each viewer would receive advertising specifically intended for their viewing.

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

         The Company has designed software that allows for the live use of the "Vision" L-VIS System in football, baseball and soccer. A camera sensor enhanced version of the system can be used on most events including horseracing, tennis and automobile racing broadcasts. For instance, in baseball the Company's software allows images to be inserted on the wall behind home plate, the outfield wall or the area above the outfield wall. To the television viewer, a non-animated advertisement inserted with the L-VIS System, such as an advertisement on the wall behind home plate, appears to be part of the original scene, in proper perspective and fixed in the scene as the camera pans, tilts and zooms, and as players move in front of the image. Furthermore, because an inserted image is not present at the actual site of a sporting event, any distraction caused to the players by other advertising such as scrolling billboards will not be present.

STRATEGY

         The Company's objective is to become the leading provider of electronic advertising to the television advertising market worldwide. The key elements of the Company's strategy include:

         - Developing relationships with rights owners. The Company intends to develop relationships with rights owners such as the NFL, MLB, NBA, FIFA, and specific teams and other sports governing bodies as well as the owners of first run and syndicated entertainment programs;

         - Developing relationships with broadcasters. The Company intends to continue to develop relationships with national network broadcasters such as NBC, CBS, ABC, ESPN and FOX;

         - Working with high-profile advertisers. To promote acceptance of the L-VIS System, the Company has actively discussed the L-VIS System's benefits and unique uses with a limited number of high-profile sporting event advertisers and continues to expand this effort significantly; and

         - Enhancing and developing additional L-VIS System software. In addition to enhancing existing software for use of the L-VIS System during football games, baseball games, soccer games, tennis matches and motor sports events, the Company is developing, or intends to develop, software to permit use of the L-VIS System during the broadcast of additional sports and other events, including basketball games and golf. The Company is also exploring the use of its technology on the Internet and in interactive television in order to allow a viewer to influence the on-screen presentation of PVI inserted images. This type of interactivity may become particularly interesting when used with advertising insertions.

OWNERSHIP OF VIDEO INSERTION RIGHTS IN THE NFL, COLLEGE FOOTBALL AND MLB

         In the NFL, all television, video insertion and national sponsorship rights are controlled by the league for all regular season games, the playoffs, the Super Bowl and the Pro-Bowl. Such rights are controlled by individual NFL teams with respect to all pre-season games. The NFL is under contract with ABC, CBS, FOX and ESPN for the rights to broadcast various NFL football games during the 1999 NFL season. Kagan Associates estimated that the national network broadcasters holding rights to NFL games in 1998 generated an aggregate of approximately $1.2 billion in revenues through the sale of television advertisements with respect to their broadcast of regular season and playoff games, including the 1998 Super Bowl on NBC.

         In college football, the television advertising, sponsorship and video insertion rights to regular season games are held by various college football conferences. The rights to the various college bowl games are owned by bowl committees which are often non-profit corporations established to host a bowl game. Both the conferences and the committees, like other rights holders, contract with broadcasters for the national or local broadcast of their games. Kagan Associates estimated that in 1998, ABC, NBC and CBS generated approximately $167 million, $16.0 million and $63.6 million, respectively, in advertising revenues relating to their regular season and college bowl game broadcast rights.

         MLB holds all television, sponsorship and video insertion advertising rights with respect to regular season nationally broadcast games, the All Star Game, playoff games, the World Series and the international distribution of regular season games. Kagan Associates estimated that the advertising revenues received by the four major over-the-air broadcast networks with respect to MLB totaled approximately $223 million in 1993, $37 million in 1994 (a strike shortened season), $150 million in 1995, $303 million in 1996, $322 million in 1997 and $271 million in 1998. Generally, the local television rights, video insertion and sponsorship rights to regular season baseball games are held individually by each of the 30 MLB teams. Typically, each team sells to over-the-air and cable broadcasters the broadcast and television advertising rights to individual games or packages of multiple games for a fixed fee and solicits potential sponsors using a media sales group. The broadcasters earn revenues through the sale of 30-second spots to local and national advertisers.

SALES AND MARKETING

         The Company expects to continue to generate revenues from the sharing of advertising revenue among the Company, rights holders and broadcasters and, in certain circumstances, through the licensing of the Company's technology. As discussed above, the right to insert electronic images for advertising purposes into a live broadcast, and hence the right to sell advertising using the L-VIS System, is held by different groups depending, in most cases, on the sport involved and the status of the game, i.e., pre-season, regular season or post-season, and whether the game is to be broadcast internationally, nationally or locally. These rights may be sold for specific games and/or entire seasons to another party, most notably a broadcaster who pays the rights holder an up-front fee for such rights. In each case, the Company must negotiate for the use of the L-VIS System with the rights holder or holders, typically in exchange for a percentage of the advertising revenue generated using the L-VIS System. Because the L-VIS System uses the live feed from the broadcaster to insert its electronic images, such broadcaster must also approve the use of the L-VIS System. Accordingly, arrangements with several parties including the rights holder and the broadcaster must be established. The L-VIS System has been used during the broadcast of, among other events, (i) the international broadcast of Super Bowls XXXIII and XXXII in January 1999 and 1998, (ii) numerous NFL pre-season games in the 1999, 1998 and 1997 seasons, (iii) 1999, 1998 and 1997 MLB home games of the San Francisco Giants and the San Diego Padres, and (iv) 1999 and 1998 MLB home games of the Philadelphia Phillies. There can be no assurance, however, that the Company will be successful in establishing or maintaining a relationship with any party.

         The ultimate customers of the Company's L-VIS System are expected to continue to be advertisers, sponsors, broadcaster and rights holders. Revenues flow from the advertisers and sponsors to the rights holders who will pay a share of those revenues to the Company. The Company expects to provide the L-VIS System and support services to the rights holders and to be paid by the rights holders a percentage of the advertising revenues derived from use of the L-VIS System. The Company further expects that the rights holders will enter into agreements with broadcasters to provide the services necessary for use of the L-VIS System. The Company expects that advertising space using the L-VIS System will be sold either by the rights owner or by the broadcaster, depending on the specific arrangement between such parties, and that advertising revenues will be shared among the rights owner, the broadcaster and the Company. As a result, the Company relies, and will continue to rely, upon the marketing and advertising staffs of these rights holders and broadcasters, which typically target the manufacturers or producers of nationally distributed products.

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

         FOOTBALL

         In football, the Company has developed several different applications for advertising and game enhancement. In one application the L-VIS System software has been designed to insert images in the vicinity of the goal posts either as a lead-in to commercial breaks or during field goal and extra-point attempts. Insertions in the vicinity of the goal posts offer rights holders the ability to sell advertising for a high visibility location where advertising was not previously located. In another application, a line indicating the first down line is inserted into the live event. In this case, the Company provides this service to the broadcaster for a fee. This line can also be sponsored and the sponsors' logo can appear on the line. The Company expects these applications to account for substantially all of the Company's football revenue.

         During NFL pre-season in August 1998, the L-VIS System was used in games of the Arizona Cardinals, Baltimore Ravens, Chicago Bears, New York Giants and San Francisco 49ers to insert promotional material and advertising in the broadcasts. The L-VIS System was also used to insert electronic images on behalf of The Coca-Cola Company, as the exclusive sponsor, during the international broadcast of Super Bowl XXXII in January 1998. Super Bowl XXXIII in January 1999 featured PVI inserts in both the domestic and international feeds: player introductions in the domestic feed and three custom advertising feeds for Mexico, Canada and the world feed in international broadcasts.

         During the regular NFL season in 1998, the Company used its L-VIS technology to insert a first down line in 7 CBS national broadcasts, including post season playoff games. The first down line appears to be popular with the viewing audience and similar technology could be used to put advertising on the field if the rights owner permits it. At present, the NFL does not permit signage in the broadcasts of its regular season games. In 1999, PVI signed an agreement with the NFL International giving PVI exclusive electronic insertion rights to the NFL Europe League, the international broadcast of the domestic NFL games including the Super Bowl game and the domestic broadcast of the Europe League games.

         The ESPN sports network first used the L-VIS System in the broadcast of football games during the 1995 fall college football season. The most prominent uses by ESPN were in its December 1995 broadcasts of the Holiday Bowl and the Peach Bowl. ABC used the L-VIS System to insert ABC logos into its New Year's Eve 1995 broadcast of the Sugar Bowl from New Orleans. Since then, ESPN and ESPN2 have used the L-VIS System to make insertions in more than a dozen college football broadcasts. During the 1996 college football season, ESPN used the L-VIS System in approximately 80% of its Western Athletic Conference football broadcasts. The L-VIS System was not used during the broadcast of any 1997 or 1998 college football season games.

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

         Through the use of the L-VIS System by the San Francisco Giants, the Company gained access to other MLB teams. The Giants and the San Diego Padres used the L-VIS System throughout the 1997 and 1998 MLB season and are using the L-VIS System during the 1999 MLB season. In order to interest more teams in the Company's technology, PVI installed a second system in San Diego during the 1997 season for use by visiting teams in broadcasts to their home cities. The Company entered into an agreement with the Philadelphia Phillies pursuant to which the L-VIS System was used throughout the 1998 and 1999 MLB season for broadcasts of home games.

         In 1998, the Company entered into an agreement with ESPN whereby ESPN used the L-VIS System to insert advertising in selected Sunday Night national broadcasts of MLB games. The first interleague game in 1998 between the New York Mets and the New York Yankees featured advertising inserted by the Company. This agreement with ESPN was renewed for the 1999 season and L-VIS was used in the broadcast of the 1999 opening day game of the MLB season.

         There can be no assurance, however, that the Company will be successful in creating greater interest for use of the L-VIS System in MLB.

         SOCCER

         Although revenues from soccer television advertising in the United States historically have been very small, the Company has marketed, and intends to continue marketing, the L-VIS System for use in soccer matches in Europe, Latin America and Asia, where the popularity of soccer is significantly greater than in the United States.

         The basic L-VIS System was designed to insert an image onto the center circle of a soccer field. The Company first used the L-VIS System to insert advertising logos during live international broadcasts of the Parmalat Cup soccer tournament in August 1995. RTBF, the French language national broadcaster in Belgium, successfully used the L-VIS System in May 1996 to insert three-dimensional images into the broadcast of the Belgian Cup. The Company also used the L-VIS System to insert logos during the December 1996 World Cup qualifying match between the Dutch and Belgian national teams and, through Publicidad (discussed below), to insert advertisements in more than 200 soccer matches in Mexico. Another application is the insertion of advertising on sideboards at the event. No uses of this application have taken place for the reasons discussed below.

         It is the Company's understanding that FIFA is currently re-evaluating its position on the insertion of advertising on to the field of play. The L-VIS System has not been used in FIFA-sanctioned matches to insert images on the field of play while a match is in progress. Instead, the L-VIS System has been used before and after a match. The Company continues to explore ways to encourage FIFA to grant permission to use the L-VIS System in FIFA-sanctioned matches. For example, the Company has discussed using the L-VIS System to insert advertising on sideboards during FIFA-sanctioned matches. Without this permission, the Company's potential revenue from soccer will be substantially reduced. There can be no assurance that FIFA will give such permission.

         OTHER SPORTS

         Kagan Associates estimated that in 1998, 20.7% and 6.7% of the combined sports advertising revenues generated by ABC, CBS, NBC and FOX were for basketball and golf, respectively. Motor sports have also generated significant revenues worldwide. In August 1998 the L-VIS System was used for the first time in the broadcast of a motor sport event, the Brickyard 400. ESPN used the L-VIS System in international broadcasts of the 1997 and 1998 X-Games, which were taped in San Diego.

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

         In 1993, the Company entered into a 50/50 joint venture with Presencia en Medios, pursuant to which the parties formed Publicidad Virtual, S.A. de C.V., a Mexican limited liability company ("Publicidad"), which was granted an exclusive, royalty-free license to use, market and sub-license the L-VIS System throughout Mexico, Central and South America and the Spanish-speaking markets in the Caribbean basin. In March 1999, the Company sold its interest in Publicidad and renegotiated the terms of the License Agreement with Publicidad such that the Company will receive royalties from Publicidad based on net revenues. The L-VIS System has been used to place insertions into broadcasts of more than 200 soccer matches, plus tennis matches and bullfights on behalf of clients of Publicidad.

         In 1999, the Company entered into an exclusive licensing agreement with Sasani Limited, one of South Africa's leading companies in the entertainment, media and communication industries. The Company received an up-front licensing fee and will receive annual royalties from Sasani Limited based on use of the L-VIS System in South Africa. The L-VIS System has been used to place insertions into broadcasts of soccer matches on behalf of clients of Sasani Limited.

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

RESEARCH AND DEVELOPMENT

         The Company redesigned the L-VIS System operating software onto a new "Flex-Card" hardware platform. This platform is more powerful than the Company's prior platform and allows re-configuration. The Company has designed the Flex-Card L-VIS System to provide multiple insertion capability, multiple camera capability, an expanded zoom range and has created a simplified graphical user-based interface. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development", regarding costs of research and development in each of the last two fiscal years.

         The Company is continuing to improve existing software for use of the L-VIS System during the broadcast of football games, baseball games, soccer games, tennis matches and motor sports. Further, the Company is developing, or intends to develop, software to permit use of the L-VIS System during the broadcast of basketball games and golf. The Company also intends to make the L-VIS System available for use with other events such as pay-per-view boxing and concerts and award shows. The Company also believes that there may be important applications of the Company's technology as it relates to these sports and entertainment programs when viewed with interactive television and/or the Internet. There can be no assurance that the Company will be able to prepare such software applications or if prepared, that a successful business will result.

COMPETITION

         PVI knows of three other organizations that have developed and are continuing to develop processes and equipment to pursue an advertising business similar to the Company's. These organizations are Symah Vision-SA ("Symah"), Orad Hi Tech Systems Ltd. ("Orad") and SciDel Technologies Ltd. ("SciDel"). Symah is owned by the LaGardere Group, which controls Matra-Hachette, a large French defense and publishing company. Symah has demonstrated its system publicly and is actively marketing its system in Europe. The Company believes that Symah's system has been used in Europe during the broadcast of at least 60 sporting events. Orad was founded in 1993 as part of the ORMAT Group, an Israeli company originally established to create alternative energy power stations. Orad, which is partly owned by ISL, a Swiss sports-marketing firm, has two subsidiaries, Orad Inc. in the U.S. and Orad GmbH based in Germany. Orad's primary business is virtual sets and Orad Inc. is responsible for the worldwide marketing of Orad's virtual advertising system, "ImADgine". SciDel is a subsidiary of Scitex, a large Israeli corporation that provides services in the electronic imaging area primarily for the printing and publishing industries. Both the Orad and SciDel systems have been used during some live commercial broadcasts. Apart from the patents or patent applications that the Company owns or licenses, the Company believes each of these competitors has one or more patents or patent applications relating to real-time video insertion. Although the Company believes that use of the L-VIS System does not infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against the Company. The Company believes that the SciDel system violates its basic patents, and in June 1999, filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli Company, Scidel Technologies Ltd. Scidel has responded by denying the charges and claiming that the Company's patents are invalid.

         In addition, the Company is aware of one other U.S. company, SportVision, which is using technology similar to that of the Company for putting enhancements, such as a first down line in football, into live broadcasts. SportVision has not been active in the advertising part of the business.

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

         During the 1999 MLB season, 24 MLB teams had scrolling billboards located behind home plate. The existence of these scrolling billboards and other advertising behind home plate currently limits the marketability of the L-VIS System in baseball. The Company believes that one manufacturer of scrolling billboards used in stadiums has included restraints in its contracts that inhibit or prohibit the use of video insertion technology in television broadcasts. Other agreements among advertisers, sponsors, syndicators, promoters, broadcasters and cable operators may include similar provisions. These restrictions may have a material adverse effect on the Company's business, financial condition and results of operations.

         In the sports advertising arena, the Company expects to continue to generate revenue primarily by attracting new advertisers and sponsors to the sports advertising and sponsorship market and by causing existing advertisers and sponsors to use the L-VIS System. There can be no assurance that total advertising and sponsorship expenditures will increase as a result of the availability of the L-VIS System. As the Company continues to compete for television advertising and sponsorship dollars that are currently allocated to traditional media, such as 30-second spots or scrolling billboards, the competition is likely to become more intense. The Company will be able to compete effectively with existing advertising and sponsorship alternatives only with the cooperation of broadcasters and the advertising sales departments of team owners and broadcasters, on which the Company must sometimes rely for sales to advertisers. Because certain L-VIS System rights holders may also own traditional television advertising rights or sponsorship rights, which may provide such rights holders with a greater percentage of the revenues received from the sale of such advertising or sponsorship rights than does the sale of L-VIS System advertisements, incentives may exist in some cases to sell alternative advertising or sponsorship inventory prior to the sale of L-VIS System advertising.

         With regard to placing images in syndicated and first run television programs, the Company expects to generate revenue through agreements with the program rights holders and distributors to place advertising logos or products within the programs themselves, prior to distribution. Advertising imbedded in the program may create conflicts with the broadcasters of the programs as it may compete with traditional 30-second spot advertising sold by the broadcasters. This in turn may affect the Company's ability to develop a robust business in this area.

         In the case of program enhancements, the Company intends to make available to the broadcasters a series of program enhancements which the broadcaster can use to increase the audience appeal of its programs. The Company expects to get a negotiated fixed fee for each use by the broadcaster of such enhancements. There is no assurance that the enhancements which the Company has developed or may develop in the future will be of sufficient value to the broadcasters for the Company to generate substantial revenue therefrom. Furthermore, competitors may drive down the fees to levels where the Company cannot cover its costs of providing the enhancement services.

         The Company's development of products related to the Internet and potential interactive television business is an area where a large number of creative new companies and existing well financed companies have a significant interest. PVI believes that its intellectual property offers an opportunity to participate effectively in these new businesses. The Company's ability to play a meaningful role will depend, in part, on its forming appropriate relationships with existing industry players. There is no assurance that the Company's potential products will be embraced by the industry or that the Company can develop relationships necessary to create a successful business.

MANUFACTURING AND SUPPLY

         The Company has built 31 L-VIS System units (each, an "L-VIS Unit"), of which approximately 22 are being used from time-to-time by customers, potential customers or foreign marketing partners. An L-VIS Unit consists of standard electronic equipment racks, containing both standard purchased components and the Company's proprietary circuit boards, assembled and tested by Company personnel. The Company is dependent upon a sole supplier, Lucent Technologies, for certain of the hardware components. Although such hardware components are stock items which are readily available to the public, there can be no assurance that Lucent will continue to manufacture and sell the components. The Company is not a party to any agreement with Lucent.

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

INTELLECTUAL PROPERTY

         PATENTS

         The Company has been assigned five issued U.S. patents. Patent No. 5,264,933, which relates to the Company's basic pattern recognition video insertion technology, was issued on November 23, 1993, will expire on November 23, 2010 and was assigned to the Company on January 22, 1992. Patent No. 5,543,856, which relates to the use of remote insertion of images that might be useful in a narrow casting application, was issued on August 6, 1996, will expire on August 6, 2013 and was assigned to the Company on October 22, 1993. Patent No. 5,627,915, which relates to a pattern recognition system using templates, was issued on May 6, 1997, will expire on January 31, 2015 and was assigned to the Company on January 30, 1995. Patent No. 5,808,695, which relates to a method of tracking scene motion for live video insertion systems, was issued on September 15, 1998 and will expire on December 29, 2015 and was assigned to the Company on December 27, 1995. Patent No. 5,892,554, which relates to inserting live and moving objects in to scenes, was issued to the Company on April 6, 1999 and will expire on November 28, 2015, and was assigned to the Company on March 31, 1998. The Company owns all right, title and interest in each of the patents.

         To date, the Company has filed counterpart patent applications for the five issued U.S. patents in the European Patent Office and in various non-European countries around the world where it expects to do business. Three patents have been allowed by the European Patent Office. Five new patent applications are pending in various countries, including the United States, and several more patent applications are in preparation.

         The Company believes its patents will be important in its future business dealings, since it believes that any system that is able to deliver the technical capabilities of the L-VIS System will depend on pattern recognition technology and will, therefore, fall within the scope of PVI's issued patents.

         The validity and/or breadth of the Company's owned and licensed patents generally may be tested in post-allowance court proceedings. There has been no court test of any of the issued patents, the allowed patents or any of the pending applications or foreign counterparts of the Company. The Company is aware of other companies that have patents or patent applications in the field of electronic video insertion technology. These companies or others may claim that the Company infringes the patents or rights of such third parties, or these third parties may infringe the Company's patents. In either event, if the Company's patents or rights are brought before a court, litigation would involve complex legal and factual issues, and the outcome, consequently, would be highly uncertain. Furthermore, any patent litigation would entail considerable cost to the Company, which would divert resources that otherwise could be used for its operations and might be resolved in a manner that is unfavorable to the Company. No assurance can be given that the Company or its licensors would be successful in enforcing such rights, or that the Company's products or processes do not or will not infringe the patent or intellectual property rights of a third party. An adverse outcome in the defense of a patent infringement action could subject the Company to significant liabilities to third parties, require the Company to license disputed technology from third parties, if possible, or require it to cease selling its products. In the event the Company's owned or licensed patents were successfully challenged in court, its business, financial condition and results of operations would be materially adversely affected.

         It is possible that one or more products developed by a competitor may be marketed or used in a territory where the Company has patent protection. Because an image inserted through use of video insertion technology often appears as if it exists as a physical advertisement at the site of a sporting event, it may be difficult to know whether, and which, video insertion technology is being used with respect to any televised sporting event. Thus, infringement of the Company's patents may be difficult to monitor. The Company's failure to detect such an infringement may have a material adverse effect on its business, financial condition and results of operations. In the event the Company becomes aware of a potential patent infringement, it may be forced to litigate to enforce its patent rights. Such a situation exists with the SciDel company, which the Company believes is using technology that infringes its patents and the Company has instituted a suit against SciDel. Engaging in such an enforcement action may be protracted and expensive and may have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company has no cause for belief that use of the L-VIS System would infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against the Company. GDM, a Spanish media company that licensed the L-VIS System for use in broadcasts in Spain and Portugal during a trial period which ended December 1996, received a letter from a Symah affiliate asserting that use of the L-VIS System in Spain would infringe one of Symah's patents. Although the Company and GDM have been advised that use of the L-VIS System would not infringe Symah's patent, there can be no assurance that Symah will not assert infringement claims against the Company or its European licensees in the future. One of the patents of which the Company is aware is U.S. Patent 5,353,392 (the " '392 Patent"). The '392 Patent derives from the same patent application as does the patent asserted by the Symah affiliate against the L-VIS System in Spain. The '392 patent has not been asserted against the Company. The Company believes that the L-VIS System does not infringe the '392 Patent. However, the Company has not received during the past two years an opinion as to the non-infringement of the '392 Patent. There can be no assurance that changes in the L-VIS System, changes in applicable patent law or rulings by the U.S. Patent and Trademark Office or the courts would not cause the L-VIS System to be found to infringe the '392 Patent, which could have a material adverse effect on the Company's business, financial condition and results of operations. If the L-VIS System were found to infringe the '392 Patent or any other patent, the Company may be required to modify the L-VIS System or enter into an arrangement to license such patent, if possible. There can be no assurance that the Company would be able, under such circumstances, to modify the L-VIS System or enter into a license arrangement.

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

         LICENSE GRANTS TO PVI

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

         During the term of the exclusive license for television advertising and television sports applications, the Company is obligated to pay Sarnoff royalties based upon a percentage of the Company's gross revenues. Royalties accrue as earned, but the Company was not required to make any royalty payments until January 1, 1999. These accrued royalties became due in January 1999 and the first required payment was made to Sarnoff in April 1999. Under terms of this agreement, commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. During the calendar years 1999 and 2000, the Company has the option of paying these minimum royalties in cash or with the common stock of the Company and, accordingly, elected to issue stock for royalties due for both the first and second quarter 1999.

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

         TRADEMARKS

         L-VIS(TM) is a trademark of the Company. The Company has filed a U.S. trademark registration application for L-VIS, the mark under which the Company is marketing its live video insertion products. The Company has settled an opposition filed against the L-VIS trademark application. As soon as the U.S. Patent and Trademark Office issues a Notice of Allowance, the Company will file a Statement of Use with respect to the L-VIS mark. The Company believes that trademark registration should issue shortly thereafter.

         C-TRAK(TM) is a trademark of the Company. The Company has filed a U.S. trademark registration application for C-TRAK, the mark under which the Company is marketing its electronic imaging system in which a part of the picture or image in a prerecorded or live video signal is scanned, digitized, stored and tracked to thereby maintain the position of one or more inserted images relative to other parts of the main picture or image. On April 13, 1999, publication of this application occurred, in response to which no oppositions were filed. Accordingly, on July 6, 1999 a Notice of Allowance issued on this application. Registration of this trademark will be completed upon the formal filing by the Company of its Statement of Use for this mark. This filing has a pending January 6, 2000 due date, which date may be extended if necessary.

         COPYRIGHT AND TRADE SECRET

         The Company relies upon copyright and trade secret protection to maintain the proprietary nature of the computer software it develops that is not patented.

EMPLOYEES

         As of September 10, 1999, the Company had 54 full-time employees, 23 of whom were engaged in, or directly supported, the Company's hardware and software research, development and product engineering activities, 9 of whom assemble and operate L-VIS Systems, 10 of whom were engaged in marketing activities and 12 of whom were engaged in administrative activities. In addition, the Company utilizes part-time employees and outside contractors and consultants as needed. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good. The Company's success depends on its ability to attract and retain qualified financial, technical, marketing and other personnel for which it faces competition. The loss of personnel could materially and negatively affect the Company's operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases 21,000 square feet of office space in Lawrenceville, New Jersey, and 4,300 square feet of office space in New York City. The Lawrenceville facility is the main operations center of the Company, including product, hardware and software design, manufacturing and product assembly, product test and documentation, post production and graphics, customer training and customer technical support. The New York City office is the corporate marketing center. The leases in Lawrenceville expire in September 2002, and the New York City lease expires in May 2000.

ITEM 3.  LEGAL PROCEEDINGS.

         On June 18, 1999, the Company sued for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli company, Scidel Technologies Ltd. Scidel USA Ltd. has responded by denying the charges and claiming that the Company's patents are invalid. The Company is seeking a permanent injunction prohibiting infringement of its patents.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         (a) Prior to December 1997 there was no market for the Company's Common Stock. Since December 16, 1997 the Common Stock has traded on the Nasdaq National Market under the symbol "PVII." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

Period                                                       High           Low
------                                                       ----           ---
1997
         4th Quarter (commencing December 16, 1997) ...     $9 1/2        $7 1/8

1998
         1st Quarter ..................................     $9 1/2        $6 1/4
         2nd Quarter ..................................      8 3/4         4 1/4
         3rd Quarter ..................................      6             2 5/16
         4th Quarter ..................................      6 5/16        1 15/16

1999
         1st Quarter ..................................     $5 31/32      $3 1/16
         2nd Quarter ..................................      8 3/4         4 1/2



         As of September 10, 1999, there were 381 holders of record of the Common Stock, with beneficial shareholders in excess of 400. On September 10, 1999, the last sale price reported on the NASDAQ National Market for the Common Stock was $5.75 per share. The market prices of equity securities of technology companies, such as PVI, have experienced substantial price volatility in recent years for reasons both related and unrelated to the individual performance of specific companies. Future sales of restricted securities (as defined under Rule 144 of the Securities Act of 1933 as amended), common stock under the Company's Stock Option Plan, and outstanding warrants, in the public market could adversely affect the stock price and the ability of the Company to raise funds in new stock offerings. To date, there has been a relatively small number of shares of Common Stock trading publicly. Shareholders may experience difficulty selling or otherwise disposing of shares of Common Stock at favorable prices, or at all.

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

         The Company has neither paid nor declared any dividends on the Common Stock since its inception. The Company expects that it will retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends to its shareholders in the foreseeable future. The payment of future dividends on the Common

Stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company's ability to pay dividends, the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors. Furthermore, pursuant to its Restated Certificate of Incorporation, the Company is prohibited from paying any dividends on the Common Stock until all accumulated dividends in respect of the Series A Preferred Stock and Series B Preferred Stock have been paid. As of June 30, 1999, the accrued dividends with respect to the shares of Series A Preferred Stock and Series B Preferred Stock totaled $117,500 and $139,750, respectively.

         The Company is required to redeem the Series A Preferred Stock on a pro rata basis, at a price of $4.50 per share plus all accrued but unpaid dividends, out of 30% of the amount, if any, by which the Company's annual net income after taxes in any year exceeds $5 million, as shown on its audited financial statements. Subject to the prior redemption of all of the Series A Preferred Stock, the Company is required to redeem the Series B Preferred Stock, on a pro rata basis, at a price of $5.00 per share plus all accrued but unpaid dividends out of 20% of the amount, if any, by which the Company's annual net income after taxes in any year exceeds $5 million, as shown on its audited financial statements. See Note 12 of Notes to Financial Statements.

         (b) The Company commenced an initial public offering of its Common Stock pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to June 30, 1999, the approximate amount of net offering proceeds used was $5,206,000 for L-VIS System manufacturing and deployment, $1,982,000 for research and development, $3,329,000 for repayment of indebtedness and expenses related thereto (see Note 11 of Notes to Financial Statements), $3,019,000 for capital expenditures, $2,346,000 for sales and marketing, and $1,390,000 for working capital and general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in 1990, the Company has devoted substantially all of its resources to developing and marketing its L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements. The Company has incurred substantial operating losses since its inception and as of June 30, 1999, the Company had an accumulated deficit of approximately $38,280,000. This deficit is the result of research and development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(TM) System"), expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general administrative costs. The Company expects to incur losses in the next fiscal year as it continues to roll out its business strategy of developing new products and increasing its penetration of both the domestic and international markets in the field of real-time virtual image insertion.

         The Company intends to focus its efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams, the virtual first-down line in football and the virtual finish-line in horseracing, virtual product placement in pre-recorded programming and Internet applications. In order to increase its revenue generating user base and to expand into national and international markets, the Company continues to transition from a technology company to a marketing company. The Company plans to increase its sales and marketing staff during the fiscal year ending June 2000 and, accordingly, has hired an additional vice president of marketing and sales. The Company's sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness and acceptance. While purchases of advertising will typically be done through the rights holder or the broadcaster, the Company hopes to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers. Therefore, the Company expects to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as it achieves revenues sufficient to finance its ongoing capital expenditures and operating expenses. The Company's ability to produce positive cash flow will be determined by numerous factors, including its ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of its control.

         The Company expects to continue generating revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, the Company will need to enter into agreements with rights holders. The agreements can take various forms, including revenue sharing agreements under which the Company receives a percentage of the fee paid by the advertisers and contractual arrangements whereby the Company receives an agreed upon fee for its services. The Company realizes revenues when the advertisement runs over the air. Due to the seasonal nature of the sporting events themselves, the Company's revenue will fluctuate seasonally. However, this seasonality may be moderated by the multi-sport capabilities of the L-VIS System and its use in non-sporting events.

         In addition to the revenue arising from advertising and contractual arrangements, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and the Company will share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, the Company may receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license.

         During the fiscal year ended June 30, 1999, the Company expanded the services provided by the L-VIS System to include the electronic insertion of visual aids in live sporting events, such as a virtual first-down line in football games, a virtual finish-line in horse races and animated graphics in the broadcast of Super Bowl XXXIII. The Company also offers an advanced post-production product whereby the L-VIS System technology can place products within existing, pre-recorded television programs or movie scenes. The Company expects to realize revenues through contractual arrangements to provide these visual enhancements.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1999 AND FISCAL YEAR ENDED JUNE 30,
1998

         REVENUES. Revenues include receipts from advertising use of the L-VIS System, contractual arrangements made with customers for visual aids and program enhancements, and license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 76% to $1,222,213 during the fiscal year ended June 30, 1999 ("Fiscal 1999") from $696,012 for the fiscal year ended June 30, 1998 ("Fiscal 1998"). Of this total, advertising and production revenue increased 114% to $694,528 in Fiscal 1999 from $324,789 in Fiscal 1998 as a result of several factors including (i) an increase in the number of major league baseball teams using the L-VIS System and the amount of advertising revenues produced from each team, (ii) the initial use of the L-VIS System for the electronic insertion of the virtual first-down market in various NFL football games broadcast live by CBS Sports and the virtual finish-line in several NTRA events, (iii) an increase in the number of NFL football teams using the L-VIS System and the amount of advertising revenues produced from each team during the 1998 pre-season, (iv) the initial use of the L-VIS System in the NFL Europe World Bowl, and (v) increased usage of the L-VIS System for post-production activities by inserting electronic images into taped programming. Revenues from license and royalty fees increased 42% to $527,685 in Fiscal 1999 from $371,223 in Fiscal 1998 as a result of increased international activity, the restructuring of a licensing agreement with Publicidad Virtual S.A. de C.V. allowing the Company to share in revenues generated by Publicidad, and the signing of Sasani Limited as the Company's exclusive licensee in South Africa.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include selling and marketing expenses, including salaries of sales and marketing personnel, their travel expenses, advertising and expenses associated with customer support, and general and administrative expenses, including salaries of support personnel, allocated rent and operating costs and legal and accounting fees. Selling, general and administrative expenses increased 27% to $5,911,427 in Fiscal 1999 from $4,652,384 in Fiscal 1998, as a result of numerous factors including (i) hiring of executive, accounting and marketing personnel, (ii) increased market research, trade show and public relations activity to support the Company's increased focus on the sales and marketing of the L-VIS System, (iii) increased investor relations activity, (iv) license fees paid to obtain certain international broadcast and programming rights, and (v) increased legal and accounting expenses relating to the preparation of the Company's post-effective amendment filed with the Securities and Exchange Commission in November 1998. These increases were partially offset by a decrease in charges associated with option and warrant grants.

         RESEARCH AND DEVELOPMENT. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancements. Research and development expenses decreased 12% to $1,508,875 in Fiscal 1999 from $1,719,703 in Fiscal 1998 as a result of the continued shift in spending from the development of an enhanced search system for the basic L-VIS System platform and other ongoing research and development projects to product costs. This shift was due to the December 1997 attainment of technological feasibility of a flex board based L-VIS System, resulting in the capitalization of flex board purchases made in Fiscal 1999 to upgrade all existing L-VIS Systems. Flex related purchases had been expensed in Fiscal 1998 during the development phase. Research and development expenses incurred during Fiscal 1999 continue to reflect the Company's efforts to develop new software and hardware platforms for the L-VIS System through the integration of newly available technologies including the Internet and High Definition Television or HDTV.

         L-VIS SYSTEM COSTS. L-VIS System costs include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators and the shipping of L-VIS System units to international and domestic venues. L-VIS System costs increased 80% to $4,431,759 in Fiscal 1999 from $2,456,019 in Fiscal 1998 for several reasons, including (i) an increase in depreciation expense associated with the purchase of L-VIS System components for system upgrades and newly constructed systems to be used in both domestic and international venues, (ii) costs associated with the testing and initial use of the L-VIS

System for the electronic insertion of the virtual first-down marker in various NFL games broadcast by CBS Sports and the virtual finish-line in several NTRA events, (iii) use of the L-VIS System in both the international and domestic broadcast of Super Bowl XXXIII, and (iv) an increase in personnel and related overhead expenses. In addition, license fees which the Company has to pay based on revenues earned, or contractual minimums, have increased.

         INTEREST AND OTHER FINANCIAL EXPENSE. Interest and other financial expense decreased to $0 in Fiscal 1999 from $1,814,178 in Fiscal 1998 as the interest costs incurred in connection with the Company's October 1997 bridge loan financing were paid in full in December 1997.

         INTEREST AND OTHER INCOME. Interest and other income increased 13% to $975,850 in Fiscal 1999 from $861,948 in Fiscal 1998 as a result of the full year effect of increased funds available to invest from the proceeds of the Bridge Loan in October 1997 and the initial public offering of common stock in December 1997. Also included in Fiscal 1999 were net proceeds in the amount of $96,800 from the Stock Purchase Agreement settlement between the Company, Presencia and Eduardo Sitt.

         NET LOSS. As a result of the foregoing factors, the Company's net loss increased 6% to $9,698,048 in Fiscal 1999 from $9,128,374 in Fiscal 1998.

YEAR 2000 RISK COMPLIANCE

         Many currently installed computer systems have been programmed to use a two-digit number to represent the year (e.g. "99" for "1999"). To ensure that automated processes will correctly identify "00" as the year "2000" rather than "1900", all date code fields need to recognize four digit entries in order to identify correctly dates in the 21st century. If not corrected, many computer applications could fail or create erroneous results at the year 2000. This potential problem has been termed "Y2K".

         The Company realizes that Y2K planning is essential to its continued success and in November 1998 created a detailed Y2K project plan (the "Project") to identify potential issues with date sensitive processes. The Project encompasses all computer hardware and software systems, all electrical and communication systems and all external dependencies on services provided by companies to PVI as well as services PVI provides to its customers. The Project was led by the Manager of Management Information Systems ("MIS") with personnel from each of the other Company departments assisting. The Project has the complete support and commitment of executive management and the Board of Directors who have been kept current on the progress of the Y2K Project.

         The Y2K Project was formulated to identify, correct, implement and test all internal and external systems for full Y2K compliance and was divided into the following six phases:

                  I. Identification of Systems affected by the Y2K Event and submission of such a list to the Project leader.

                  II. Development of a testing, checking and certification mechanism for all systems identified in 1 above.

                  III. Implementation of testing plans according to a specific time-line.

                  IV. Development and implementation of remedial action for all systems found to be non-Y2K compliant.

                  V.       Intermediate reporting

                  VI.      Issuance of final report

         Initial efforts were heavily focused in the information technology area and the Y2K team spent a considerable amount of time performing an inventory of all computer systems that support PVI's business processes. As of March 31, 1999, a comprehensive list of all systems and services affected by the Y2K event had been prepared. This list included communication and satellite lines, computers manufactured by third parties as well as specialized and embedded hardware designed by the Company. Also included were electric, heating, security and communications systems, and all software produced by the Company, both internally and for use by our customers. This list was reviewed and prioritized by the Project leader and Company department heads, completing Phase I.

         A diagnostic software package, designed to analyze Y2K compliance programs, was selected and installed on all in-house computer systems and distributed to all remote L-VIS locations. This application enabled the Company to determine both hardware and software Y2K compliance. In order to be labeled "Y2K Certified" verification that the following tests were performed and passed was required:

                  1. BIOS Certification: to ensure computer hardware is capable of handling year 2000 dates as well as leap years through the year 2015.

                  2. OS Certification: to ensure Y2K compliance of the computer's operating system.

                  3. Application and Data Certification: to ensure specific application and data compliance. This includes internally developed software as well as vendor-supplied software. A custom database was developed to store the results of all tests performed. This completed Phase II.

         As of June 30, 1999, all in-house computers as well as all remote L-VIS Systems had been tested. Both BIOS Certification and OS Certification tests have been completed and the hardware has been certified as Y2K compliant. Several computer systems were found to be "non-upgradable" and have been replaced. All core software applications have been tested for full Y2K compliance, remedied and/or upgraded as necessary. All accounting and financial reporting systems used by the Company have been upgraded and tested and are certified as Y2K compliant. All data has been scanned and full documentation has been recorded and is stored in a custom database used to track compliance.

         With respect to the status of building and maintenance systems, all electrical and communications systems used by the Company have been certified as Y2K compliant either by internal review (i.e. voice mail, fax and telephone systems) or by verification from the service provider (i.e. security system, heat and air conditioning, electrical and satellite communication systems).

         The Company's proprietary L-VIS System relies on time (i.e. hour and minute) sensitive software coding, but it is not date sensitive and is, therefore, not believed by the management of the Company to be subject to Y2K compliance problems. The manufacture and use of the L-VIS System, however, requires the cooperation of external suppliers and outside broadcasters. As part of the Company's formal review process of the Y2K readiness of these external parties, the Company began a program in the second quarter of 1999 for determining the Y2K readiness of our vendors, service providers and major customers and the compatibility of system interfaces for electronic business transactions. We identified all vendors, service providers and customers and prioritized them according to their significance to our operations. We then wrote to all significant parties to determine their Y2K readiness. To date, we have received responses from approximately 80% of those requested stating they are currently compliant or will be compliant before Year 2000. Although no assurance can be given that all of the Company's major suppliers' systems will be Y2K compliant, based on these communications, we do not anticipate any significant interruptions in the flow of goods and services from our major suppliers or disruptions in the planned operations of the Company.

         Costs related to the identification and remediation of Y2K compliance issues for internal software, information systems, databases and programs have not been material. The costs of internal staff working on modifying, upgrading and testing systems, as well as new or upgraded software including Y2K diagnostic software are being expensed as incurred. The cost of replacement computer systems are being capitalized and depreciated in accordance with the Company's normal accounting policies as Y2K compliance is an incidental benefit expected from these systems. The primary reasons for installing these replacement systems include productivity gains and improved customer service. Total costs related to Y2K compliance, including actual costs incurred to date, are expected to be less than $100,000.

         Contingency planning is a critical component in the Company's Y2K planning. As part of this planning, we will continue to watch and test for software and hardware problems. The Company has identified and is currently developing procedures whereby all accounting functions can continue by manual processing, if necessary, in order to continue operations if there are any Y2K disruptions. Of critical importance to the Company is access to its e-mail system which requires continuous service from external Internet service providers ("ISP's"). In order to minimize this risk, the Company has developed plans to maintain accounts with multiple ISP's so that e-mail access will not been curtailed, even on a temporary basis. The Company also has plans to set up extensive backup systems including tape and disk backup systems and servers whose sole responsibility will be to act as a mail server or to mirror other servers to ensure data is not lost and processing continues. These backup procedures will be performed to ensure that the Company's internal development software and source code will be stored locally on certain select machines and accessible even if problems occur with the Company's main network system.

         The Company will continue its assessment of the readiness of its vendors, suppliers, customers and business partners and will develop appropriate contingency plans that address the most reasonably likely worst case scenarios resulting from a Y2K failure.

         The Company's goal is to enter the year 2000 without interrupting or degrading the services we provide our clients. It is our intention to use the remainder of 1999 to continue our testing processes and perform quality assurance checks on all systems. To the extent that the Company's suppliers and broadcast partners prove to have Y2K compliance problems, however, the planned operations of the Company could be significantly disrupted. The Company may not be able to provide customers with the services requested. This could have a material adverse effect on the Company's business, financial condition and planned results of operations. Although management is currently unable to quantify the impact of this potential disruption on its future earnings, the Company is making its best effort to minimize the risks associated with Y2K problems.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to (i) start-up costs, (ii) the costs of developing, testing and building L-VIS Systems, and,
(iii) operating expenses relating to sales and marketing activities of the Company. Since its inception, the Company has primarily financed its operations from (i) the net proceeds of approximately $19,700,000 from private placements of Common Stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license granted by the Company to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of its Common Stock which closed in December 1997, (v) revenues and license fees relating to use of the L-VIS System, and (vi) investment income earned on cash balances and short term investments.

         As of June 30, 1999, the Company had cash and cash equivalents of $12,494,373, a decrease of $9,058,254 from June 30, 1998. Net cash used in operating activities decreased to $6,018,113 in Fiscal 1999 from $8,483,778 in Fiscal 1998, however, due in large part to increased non-cash expenses including depreciation, amortization and unearned revenue. Depreciation expense increased a significant 58% to $1,249,235 in Fiscal 1999 from $793,043 in Fiscal 1998 as a result of the increased number of L-VIS Systems built for both domestic and international use. Amortization of intangibles increased to $911,103 in Fiscal 1999 from $76,143 in Fiscal 1998 due to the purchase by the Company of certain electronic imaging license rights which are being amortized over their term. Unearned revenue increased due to increased international activity in Latin America and South Africa. Charges associated with option and warrant grants decreased in Fiscal 1999 to $129,973 from $473,562 in Fiscal 1998.

         Net cash used in investing activities increased 30% to $3,045,978 for the year ended June 30, 1999 from $2,336,324 during the prior year period as a result of increased capital expenditures for the purchase of both components used in the building of additional L-VIS Systems and the upgrade of existing systems to the second generation flex-based L-VIS System. In addition, the Company is required to make periodic payments during fiscal years ending June 30, 1999 and 2000 totalling approximately $2,000,000 as payment for certain electronic imaging license rights. Of this total, $400,000 was paid during Fiscal 1999.

         Net cash proceeds from financing activities decreased to $5,837 in Fiscal 1999 from $31,597,036 in Fiscal 1998, for several reasons. Cash provided during the year ended June 30, 1998 was the result of the collection of stock subscriptions receivable, the exercise of warrants issued in connection with a bridge financing and the proceeds from the Company's initial public offering of Common Stock in December 1997. In Fiscal 1999 the Company used these cash balances to fund operations and did not close any additional capital raising activities.

         The Company believes that its existing available cash, cash equivalents and short-term investments will be sufficient to meet its capital needs for a period of fifteen months, although there can be no assurance that the Company will not require additional funds sooner. The Company's actual working capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the Company's ability to maintain its customer base and attract new customers to use the L-VIS System, the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities, technological advances and the status of its competitors. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as the Company continues to execute its business strategy by adding to its sales and marketing management force in its efforts to strengthen relationships with rights holders, broadcasters and advertisers.

         There is no assurance the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through June 30, 2000 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, proceeds from equipment financing lease arrangements and the potential sale of tax benefits relating to the Company's net operating losses. In the event the Company is unable to liquidate its liabilities, planned operations may be scaled back. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         As of June 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $30,311,000 which expire in the years 2006 through 2019. Based upon the Company's initial public offering of Common Stock in December 1997, the Company has undergone an additional "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under Section 382 of the Code, upon undergoing an ownership change, the Company's right to use its then existing net operating loss carryforwards as of the date of the ownership change is limited during each future year to a percentage of the fair market value of the Company's then outstanding capital stock immediately before the ownership change and if other ownership changes have occurred prior to this ownership change, the utilization of such losses may be further limited. The timing and manner in which the net operating loss carryforwards may be utilized in any year by the Company will be limited by Section 382 of the Code.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         For information concerning this Item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Owner Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1999, which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         For information concerning this Item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1999, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information concerning this Item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1999, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning this Item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 3, 1999, which information is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The exhibits required to be filed pursuant to this Item 13(a) are listed on the "Index to Exhibits" attached hereto, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K dated April 5, 1999, a Form 8-K which reported an Amendment Agreement, dated as of January 1, 1999, with Publicidad Virtual, S.A. de C.V. ("Publicidad"), amending the terms of the License Agreement dated March 1, 1994 between the Company and Publicidad. Also reported was a Stock Purchase Agreement, dated as of January 1, 1999, with Presencia en Medios, S.A. de C.V. ("Presencia") and Eduardo Sitt, a principal shareholder of Presencia and director of the Registrant.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRINCETON VIDEO IMAGE, INC.

                                   By: /s/ Brown F Williams
                                       -------------------------
                                           Brown F Williams
                                           Chairman of the Board

                                   Date: September 24, 1999

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                                         DATE
----------                           -----                                         ----
/s/ Brown F Williams                 Chairman of the Board                         September 24, 1999
-----------------------              (principal executive officer)
    Brown F Williams

/s/ Dennis P. Wilkinson              President, Chief Executive Officer            September 24, 1999
-----------------------                and Director
    Dennis P. Wilkinson

/s/ Lawrence L. Epstein              Chief Financial Officer and Treasurer         September 24, 1999
-----------------------              (principal financial officer and
    Lawrence L. Epstein                principal

/s/ John B. Torkelsen                Director                                      September 23, 1999
-----------------------
    John B. Torkelsen

/s/ Lawrence Lucchino                Director                                      September 24, 1999
-----------------------
    Lawrence Lucchino

/s/ Jerome J. Pomerance              Director                                      September 23, 1999
-----------------------
    Jerome J. Pomerance

/s/ Enrique B. Senior                Director                                      September 24, 1999
-----------------------
    Enrique B. Senior

/s/ Eduardo Sitt                     Director                                      September 14, 1999
-----------------------
    Eduardo Sitt

                                INDEX TO EXHIBITS

Exhibit
Number                     Description

3.1 -- Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

3.2 -- Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12,
                  1999).

10.1+ --          Amended 1993 Stock Option Plan (Incorporated by reference to
                  Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

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

10.7 -- License Agreement dated as of March 1, 1994 between the Company and Publicidad Virtual, S.A. de C.V. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

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

10.23+ --         Employment Agreement, dated as of February 5, 1998, between the Company and Lawrence Epstein (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11,
                  1998).

10.24+ --         Letter Agreement dated May 22, 1998 between the Company and
                  Douglas J. Greenlaw amending Employment Agreement dated
                  January 24, 1997 (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 1998).

10.25* --         Letter Agreement dated November 5, 1998 between the Company and CBS Sports, a division of CBS Broadcasting, Inc.
                  (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1998).

10.26 -- Employment Agreement dated November 23, 1998 between the Company and Dennis P. Wilkinson (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 1998).

10.27 -- Amendment Agreement dated January 1, 1999 between the Company and Publicidad Virtual, S.A. de C.V. amending the License Agreement dated March 1, 1994 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 1999).

10.28 -- Stock Purchase Agreement dated January 1, 1999 between the Company, Presencia en Medios, S.A. de C.V. and Eduardo Sitt. (Incorporated by reference to the

                  Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 1999).

10.29* --         Binding Letter of Intent between NFL International, a division of NFL Enterprises L.P., and the Company, executed on January
                  6, 1999 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999).

10.30* --         System License Agreement dated January 19, 1999 between Sasani
                  Limited and the Company (Incorporated by reference to Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed on February 12, 1999).

23.1 --           Consent of Independent Accountants

27.1 --           Financial Data Schedule.

-----------

         * Confidentiality has been granted with respect to a portion of this exhibit.

         + Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of this Form 10-KSB.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Princeton Video Image, Inc. :

In our opinion, the accompanying balance sheet and the related statements of operations, changes in shareholders' (deficit)/equity, and cash flows for each of the two years in the period ended June 30, 1999 present fairly, in all material respects, the financial position of Princeton Video Image, Inc. at June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




September 24, 1999

PRINCETON VIDEO IMAGE, INC.
BALANCE SHEET

                                                                                                            June 30,
                                                                                                             1999
                                                                                                          ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                              $ 12,494,373
   Restricted marketable securities held to maturity                                                           138,000
   Trade accounts receivable                                                                                   378,652
   License rights                                                                                            1,166,667
   Other current assets                                                                                        177,097
                                                                                                          ------------
              Total current assets                                                                          14,354,789
Property and equipment, net                                                                                  3,806,718
Intangible assets, net                                                                                         547,546
Other assets                                                                                                   182,065
                                                                                                          ------------
              Total assets                                                                                $ 18,891,118
                                                                                                          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                                   $ 4,300,499
   Unearned revenue                                                                                            436,162
                                                                                                          ------------
              Total current liabilities                                                                      4,736,661
Unearned revenue                                                                                             1,019,472
                                                                                                          ------------
              Total liabilities                                                                              5,756,133
                                                                                                          ------------
Commitments and contingencies (Note 14)
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized
     167,000 shares; issued and outstanding 67,600 shares at June 30, 1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                                               421,700
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at June 30,
     1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                                               569,955
                                                                                                          ------------
              Total redeemable preferred stock                                                                 991,655
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 8,199,379 shares issued and outstanding at June 30, 1999                                           40,996
   Additional paid-in capital                                                                               51,535,488
   Less:      Related party notes receivable                                                                (1,153,278)
   Accumulated deficit                                                                                     (38,279,876)
                                                                                                          ------------
              Total shareholders' equity                                                                    12,143,330
                                                                                                          ------------
                          Total liabilities, redeemable preferred stock and
                             shareholders' equity                                                         $ 18,891,118
                                                                                                          ============

                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF OPERATIONS

                                                                                For the years ended
                                                                                     June 30,
                                                                      -------------------------------------------
                                                                           1999                       1998
                                                                           ----                       ----
License fees                                                          $       527,685             $       371,223
Advertising and production revenue                                            694,528                     324,789
                                                                      -------------------------------------------
              Total revenue                                                 1,222,213                     696,012
Costs and expenses:
   Selling, general and administrative                                      5,911,427                   4,652,384
   Research and development                                                 1,508,875                   1,719,703
   L-VIS System costs                                                       4,431,759                   2,456,019
                                                                      -------------------------------------------
              Total costs and expenses                                     11,852,061                   8,828,106
Operating loss                                                            (10,629,848)                 (8,132,094)
Interest and other financial (expense)                                              -                  (1,814,178)
Interest and other income                                                     975,850                     861,948
                                                                      -------------------------------------------
Net loss                                                                   (9,653,998)                 (9,084,324)
Accretion of preferred stock dividends                                        (44,050)                    (44,050)
                                                                      -------------------------------------------
Net loss applicable to common stock                                   $    (9,698,048)            $    (9,128,374)
                                                                      ===========================================
   Basic and diluted net loss per share
     applicable to common stock                                               ($1.18)                     ($1.55)
                                                                      ===========================================
     Weighted average number of shares
        of common stock outstanding                                         8,186,207                   5,890,530
                                                                      ===========================================

                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF CASH FLOWS

                                                                                     For the years ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                1999                  1998
                                                                                ----                  ----
Cash flows from operating activities:
   Net loss                                                                  $  (9,653,998)        $  (9,084,324)
   Adjustments to reconcile net loss to net
     cash used in operating activities
              Amortization of unearned income                                       34,190              (371,223)
              Depreciation expense                                               1,249,235               793,043
              Amortization of intangibles/license rights                           911,103                76,143
              Charges associated with stock, warrant  and option
                 grants and related party notes receivable                         129,973               473,562
              Increase (decrease) in cash resulting from changes in:
                   Trade accounts receivable                                      (185,390)             (106,269)
                   Other current assets                                             53,151              (192,715)
                   Other assets                                                     89,127              (142,074)
                   Accounts payable and accrued expenses                         1,400,934               418,340
                   Unearned revenue                                                278,200                53,500
                   Customer deposits                                                     -              (425,000)
                   Related party notes receivable                                 (328,780)                    -
                   Miscellaneous other                                               4,142                23,239
                                                                            ------------------------------------
                   Net cash used in operating activities                        (6,018,113)           (8,483,778)
                                                                            ------------------------------------

Cash flows from investing activities:
   Purchase of held-to-maturity investments                                              -               (61,997)
   Purchases of property and equipment                                          (2,513,898)           (2,093,702)
   Purchases of license rights                                                    (400,000)                    -
   Increase in intangible assets                                                  (132,080)             (180,625)
                                                                            ------------------------------------
                 Net cash used in investing activities                          (3,045,978)           (2,336,324)
                                                                            ------------------------------------

                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF CASH FLOWS


                                                                                     For the years ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                1999                  1998
                                                                                ----                  ----

Cash flows from financing activities:
   Proceeds from Bridge Financing promissory notes                                       -             1,353,000
   Repayments of Bridge Financing promissory notes                                       -            (1,353,000)
   Proceeds from sale of Bridge Financing warrants, net                                  -             1,479,822
   Proceeds from sales of common stock, net                                          5,837            29,022,227
   Cash advanced for related party notes receivable                                      -              (169,498)
   Collections of stock subscriptions receivable                                         -             1,264,485
                                                                            ------------------------------------
              Net cash provided by
                 financing activities                                                5,837            31,597,036
                                                                            ------------------------------------
              Net increase (decrease) in cash and
                 cash equivalents                                               (9,058,254)           20,776,934

Cash and cash equivalents at beginning of
   period                                                                       21,552,627               775,693
                                                                            ------------------------------------
Cash and cash equivalents at end of period                                   $  12,494,373         $  21,552,627
                                                                            ====================================

Supplemental cash flow information:
  Interest paid in connection with Bridge
    Financing loan                                                                                 $   1,647,000
  Fair value of warrants/stock issued in settlement
    of accrued obligation                                                     $    100,445          $     97,074
  Exercise of warrants in exchange for
    related party notes receivable                                                                  $    655,000

                 See accompanying notes to financial statements.

Princeton Video Image, Inc.
Statement of Changes in Shareholders' (Deficit)/Equity
For the years ended June 30, 1998 and 1999


                                                                                Common Stock              Additional
                                                                             Number of                       Paid-In
                                                                                Shares       Amount          Capital
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                                     2,938,440    $  14,692     $ 19,910,396

Receipt of proceeds from stock subscriptions

Exercise of warrants at $2.50 per share, July 1997                             262,000        1,310          653,690

Compensation expense in connection with notes receivable
                                                                                                             360,250
Compensation expense related to issuance of 20,000 options,
  September 30, 1997, exercise price of $2.50 per share                                                       80,000

Exercise of warrants at $1.13 per share, July 1997                              51,062          255           57,189

Issuance of 36,970 shares with respect to anti-dilution in July 1997            36,970          185             (185)

Issuance of 20,000 warrants for services performed during 1997,
  exercise price of $4.50 per share                                                                           90,000

Issuance of 1,572 warrants for services performed during 1997,
  exercise price of $8.00 per share                                                                            7,074

Exercise of warrants at $2.50 per share, July 1997                              20,000          100           49,900

Issuance of 300,000 warrants in connection with October 1997
  Bridge Financing, net                                                                                    1,479,822

Issuance of 4,600,000 shares of common stock at $7.00 per share
  in connection with the initial public offering, net of offering costs      4,600,000       23,000       28,889,033

Cash advanced for related party note receivable, December 1997

Exercise of bridge warrants in January 1998                                    275,000        1,375            1,375

Compensation expense associated with the issuance of 9,600 options
  for consulting services in January 1998                                                                     33,312

Accretion of preferred stock dividends                                                                       (44,050)

Shares reacquired in connection with related party note receivable              (9,920)         (50)        (123,950)
Net Loss

--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                                     8,173,552       40,867       51,443,856

Exercise of bridge warrants in July 1998                                        10,000           50               50

Issuance of common stock for license rights, April 1999, $7.031 per share       14,286           71          100,374

Exercise of options at $3.25 per share, May 1999                                   375            2            1,217

Exercise of options at $3.875 per share, June 1999                               1,166            6            4,512

Compensation expense associated with the issuance of 8,279 options
  for consulting services from October 1998 to June 1999                                                      29,529

Related party notes receivable issued in connection with delivery of L-VIS Systems to licensee

Accretion of preferred stock dividends                                                                       (44,050)

Net Loss
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                                                     8,199,379     $ 40,996     $ 51,535,488
=====================================================================================================================

                                                                               Related Party                          Total
                                                                                    Note and                  Shareholders'
                                                                                 Stock Subsc     Accumulated         Equity
                                                                                  Receivable         Deficit      (Deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                                       $ (1,388,485)  $ (19,541,554)  $ (1,004,951)

Receipt of proceeds from stock subscriptions                                      1,264,485                      1,264,485

Exercise of warrants at $2.50 per share, July 1997                                 (655,000)                             -

Compensation expense in connection with notes receivable                                                           360,250

Compensation expense related to issuance of 20,000 options,
  September 30, 1997, exercise price of $2.50 per share                                                             80,000

Exercise of warrants at $1.13 per share, July 1997                                                                  57,444

Issuance of 36,970 shares with respect to anti-dilution in July 1997                                                     -

Issuance of 20,000 warrants for services performed during 1997,
  exercise price of $4.50 per share                                                                                 90,000

Issuance of 1,572 warrants for services performed during 1997,
  exercise price of $8.00 per share                                                                                  7,074

Exercise of warrants at $2.50 per share, July 1997                                                                  50,000

Issuance of 300,000 warrants in connection with October 1997
  Bridge Financing, net                                                                                          1,479,822

Issuance of 4,600,000 shares of common stock at $7.00 per share
  in connection with the initial public offering, net of offering costs                                         28,912,033

Cash advanced for related party note receivable, December 1997                     (169,498)                      (169,498)

Exercise of bridge warrants in January 1998                                                                          2,750

Compensation expense associated with the issuance of 9,600 options
  for consulting services in January 1998                                                                           33,312

Accretion of preferred stock dividends                                                                             (44,050)

Shares reacquired in connection with related party note receivable                  124,000

Net Loss                                                                                         (9,084,324)    (9,084,324)
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                                           (824,498)    (28,625,878)    22,034,347

Exercise of bridge warrants in July 1998                                                                               100

Issuance of common stock for license rights, April 1999, $7.031 per share                                          100,445

Exercise of options at $3.25 per share, May 1999                                                                     1,219

Exercise of options at $3.875 per share, June 1999                                                                   4,518

Compensation expense associated with the issuance of 8,279 options
  for consulting services from October 1998 to June 1999                                                            29,529

Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee                                            (328,780)                      (328,780)

Accretion of preferred stock dividends                                                                             (44,050)

Net Loss                                                                                         (9,653,998)    (9,653,998)
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                                                      $  (1,153,278)   $(38,279,876)  $ 12,143,330
==========================================================================================================================

See accompanying notes to financial statements.

                           PRINCETON VIDEO IMAGE. INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION:

Princeton Video Image, Inc. ("the Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed and is marketing a real-time video insertion system (the "L-VIS(TM) System") that through patented pattern recognition technology places computer-generated electronic images into television broadcasts of sporting and other events. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. The L-VIS System has been used to insert images, including advertising images and visual aids, into live and pre-recorded television broadcasts. The Company is also marketing its systems on a worldwide basis through licensing and royalty agreements. Prior to the fiscal year ended June 30, 1999, the Company was considered a development stage company for financial reporting purposes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of petty cash on hand, checking accounts, money market funds, and all highly liquid debt instruments purchased with a maturity of three months or less.

INVESTMENTS
Investments in and the operating results of joint ventures in which the Company had a 50% interest or otherwise exercises significant influence were accounted for on the basis of the equity method of accounting.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, principally three to seven years. Gains or losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", all long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

LICENSE RIGHTS
License rights are amortized over the shorter of the license term or the estimated useful life of the rights and reviewed for impairment whenever events or circumstances occur which indicate recorded cost might not be recoverable.

INTANGIBLE ASSETS
Legal costs and filing fees incurred to apply for patents are capitalized and amortized using the straight line method over an estimated useful life of 7 years.

INCOME TAXES
The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

REVENUE
Non-refundable license fees are recognized as revenue when earned, which is when all related commitments have been satisfied (see Note 6). Additionally, under the terms of certain existing agreements, the Company retains title to the L-VIS System and receives a non-refundable fee which

                           PRINCETON VIDEO IMAGE. INC.
                          NOTES TO FINANCIAL STATEMENTS

reflects reimbursement for the construction cost of the system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

Advertising revenue is recognized when earned, which is when the respective advertisements are inserted into a television broadcast.

Production revenue is earned from fees paid by broadcasters for static and animated visual enhancements of sporting and other events. This type of revenue is recognized when earned, which is when the enhancement is inserted into a television broadcast.

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

Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 2,765,315 and 2,519,637 shares of common stock that were outstanding at June 30, 1999 and 1998, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

RISKS AND UNCERTAINTIES
The Company is subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of the product, the need to raise additional funds, the risk of technological obsolescence and the limited source of supply of certain components of the L-VIS System. The Company has completed a review to determine if its internally designed software applications, computer systems and operations are Year 2000 compliant. To the extent its external suppliers and outside broadcasters are not Year 2000 compliant, however, the planned operations of the Company could be significantly disrupted. This disruption could have a material adverse effect on the Company's business, financial condition and planned results of operations.

The Company believes that its existing available cash, cash equivalents and short-term investments will be sufficient to meet its capital needs for a period of fifteen months, although there can be no assurance that the Company will not require additional funds sooner. The Company's actual working capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the Company's ability to maintain its customer base and attract new customers to use the L-VIS System, the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities, technological advances and the status of its competitors. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as the Company continues to execute its business strategy by adding to its sales and marketing management force in its efforts to strengthen relationships with rights holders, broadcasters and advertisers.

                           PRINCETON VIDEO IMAGE. INC.
                          NOTES TO FINANCIAL STATEMENTS

There is no assurance the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through June 30, 2000 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, proceeds from equipment financing lease arrangements and the potential sale of tax benefits relating to the Company's net operating losses. In the event the Company is unable to liquidate its liabilities, planned operations may be scaled back. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the future recoverability of the L-VIS System costs.

NEW PRONOUNCEMENTS
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the quarter ended September 30, 1998. SFAS 130 establishes standards for reporting and display of an alternative income statement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. For the years ended June 30, 1999 and 1998, the Company had no items of other comprehensive income.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the quarter ended September 30, 1998. SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. (see Note 15).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized asset or firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated-transactions. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The effect of adopting SFAS No. 133 is not expected to be material.

3.        RESTRICTED MARKETABLE SECURITIES HELD TO MATURITY:

At June 30, 1999 the Company had investments in U.S. Treasury Notes which, at the time of purchase, had a maturity greater than three months but less than one year and are restricted as to use under the terms of two existing letters of credit. The Company intends to hold these debt instruments to maturity and has, accordingly, classified them as marketable securities held to maturity at their amortized cost basis. Unrealized holding losses totaled $2,334 at June 30, 1998 and $900 at June 30, 1999.

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.       INVESTMENTS IN JOINT VENTURES:

In 1993, the Company formed a joint venture, Publicidad Virtual S.A. de C.V., ("Publicidad"), with Presencia en Medios, S.A. de C.V. ("Presencia"), a Mexican corporation, for purposes of marketing the Company's technology in Latin America and the Spanish language markets in the Caribbean basin. In March 1999, the Company entered into a Stock Purchase Agreement, dated as of January 1, 1999, with Presencia, a principal shareholder of the Company, and Eduardo Sitt, the President and a principal shareholder of Presencia and a director of the Company. Under the terms of the Stock Purchase Agreement, the Company sold its interest in Publicidad to Presencia and Eduardo Sitt at a gain of $121,000, the aggregate purchase price. The proceeds received by the Company, net of Mexican withholding tax, were $96,800 and have been recorded in other income. (see Note
6).

5.  LICENSE RIGHTS

In January 1999, the Company signed a binding letter of intent with NFL International whereby the Company was named the exclusive provider of electronic imaging services for worldwide, non-U.S. telecasts of Super Bowl XXXIII and XXXIV, as well as international telecasts of 1999 NFL regular season and playoff games and the 1999 NFL Europe League season. The Company is obligated to pay certain fees in connection with these rights. In January 1999 the Company recorded an intangible asset and a corresponding liability on its balance sheet for the acquisition of the license rights. These rights will be amortized on a straight line basis and payments will be made over the term of the license (one year) according to a pre-determined payment schedule. As of June 30, 1999, amortization expense included $833,333 of these license rights, and a total of $400,000 in cash payments had been made.

6.  LICENSE AND ROYALTY FEES:

In 1994, Publicidad, through additional contributions made by Presencia, paid the Company $2,000,000 for an exclusive, royalty-free license granting Publicidad the right to commercially market the Company's technology in Latin America and the Spanish-speaking Caribbean. The Company recognized 50% of this fee ($1,000,000 based upon its percentage ownership in Publicidad) in 1996 when all the deliverables as defined in the agreement were met. The Company recognized an additional $100,000 of license fees as revenue in both 1998 and 1999. The remaining $700,000 of unearned revenue, of which $100,000 is included in current liabilities and the remainder in long-term at June 30, 1999, is being amortized into income over a 10 year period, consistent with the terms of the license agreement, which began on July 1, 1996.

In March 1999, the Company entered into an Amendment Agreement, dated as of January 1, 1999, with Publicidad Virtual S.A. de C.V. ("Publicidad") which amended the terms of the License Agreement, dated March 1, 1994, between the parties. Under the terms of the amended License Agreement, Publicidad maintained its exclusive license to use, market and sub-license the Company's L-VIS System throughout Mexico, Central America, South America and the Spanish speaking markets in the Caribbean basin and will pay to the Company a royalty on annual net revenues as follows: (i) a 17% royalty on net revenues of up to $3,000,000,
(ii) a 25% royalty on incremental annual net revenues exceeding $3,000,000 and up to $6,000,000, and (iii) a 20% royalty on incremental annual net revenues exceeding $6,000,000. Publicidad paid the Company a minimum royalty, as required under the amended License Agreement, for the first six months of calendar year 1999. The amount due the Company, net of withholding tax was $112,500, and was received in July 1999.

In January 1999, the Company entered into an exclusive licensing agreement with Sasani Limited, one of South Africa's leading companies in the entertainment, media and communication industries. Under the terms of the agreement, the Company received an up-front, nonrefundable licensing fee and will

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

receive annual royalties from Sasani Limited based on use of the L-VIS System in South Africa. The initial term of the license is five years.

Under the terms of certain existing agreements, the Company retains title to the L-VIS System and receives a non-refundable fee which reflects the construction cost of the L-VIS system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or the useful life of the equipment. Amortization of license revenue related to these agreements amounted to $340,185 and $271,223 for the years ended June 30, 1999 and 1998, respectively. The remaining unearned revenue related to these agreements was $1,455,634 at June 30, 1999, of which $436,162 is current, inclusive of the $100,000 mentioned above related to Publicidad.

7.  PROPERTY AND EQUIPMENT:

The costs and accumulated depreciation of property and equipment at June 30, 1999 is summarized as follows:

          Furniture and fixtures                                                    $    221,446
          Leasehold improvements                                                          29,053
          Office equipment                                                             1,195,292
          L-VIS Systems                                                                2,041,504
          Research and development equipment and software                                505,010
          Equipment under construction                                                 2,648,387
                                                                             --------------------
               Total property and equipment                                            6,640,692
          Less:  accumulated depreciation                                             (2,833,974)
                                                                             ---------------------
          Property and equipment, net                                               $  3,806,718
                                                                             ====================

Depreciation expense amounted to $1,249,235 and $793,043 for the years ended June 30, 1999 and 1998, respectively.

8.  INTANGIBLE ASSETS:

The costs and accumulated amortization at June 30, 1999 is summarized as follows:

          Patents                                                                    $   313,391
          Patent Applications in Progress                                                454,756
                                                                             --------------------
               Total Intangible Assets                                                   768,147
          Less:  accumulated amortization                                               (220,601)
                                                                             ---------------------
          Intangible Assets, net                                                     $   547,546
                                                                             ====================

Amortization expense amounted to $77,770 and $76,143 for the years ended June 30, 1999 and 1998, respectively. On September 15, 1998 the Company was granted a patent relating to a method of tracking scene motion for live video insertion systems.

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                    June 30,
                                                                                      1999
                                                                                  --------------
                       Accounts payable                                              $1,747,178
                       License fees and royalties                                     1,769,221
                       Other                                                            784,100
                                                                                  ==============
                            Total                                                    $4,300,499
                                                                                  ==============

10.  INCOME TAXES:

Temporary differences which give rise to significant deferred tax assets and liabilities at June 30, 1999 are as follows:

        Deferred tax assets:                                         1999
                                                                     ----
          Capitalized start-up costs                          $   211,523
          Fixed assets                                                668
          Deferred revenue and other                              612,264
          NOL Carryforward - Federal                           10,305,628
          NOL Carryforward - State taxes                        2,891,905
          Valuation allowance - Federal                       (10,947,747)
          Valuation allowance - State                         ( 2,891,905)
                                                              -----------

                  Total deferred tax assets                       182,337

        Deferred tax liabilities:
          Intangibles                                             182,337
                                                              -----------
                  Total deferred tax liabilities                  182,337
                                                              -----------

                    Net deferred taxes                        $         0
                                                              -----------

Due to the uncertainty of the realization of the deferred tax assets, a full valuation allowance has been provided. See Note 17 for additional information regarding the potential sale of tax benefits by the Company.

As of June 30, 1999, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $30,311,000 which expire in the years 2006 through 2019. The timing and manner in which the net operating loss carryforward may be utilized in any year by the Company will be limited by Internal Revenue Code Section 382.

11.  BRIDGE FINANCING:

In October 1997, the Company entered into a $3,000,000 Bridge Financing arrangement whereby the Company issued 30 units, each unit consisting of i) one promissory note payable with a principal

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

12.  COMMON AND PREFERRED STOCK:

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

In July 1997, certain investors in the Company, which included a member of the Company's current Board of Directors signed notes ("the July Notes") for $60,263 in consideration for amounts owed under the Rights Offering stock subscription agreement. The July Notes which bore an interest rate of 9% and a maturity date of July 1997, contained no recourse provisions by which the Company could enforce collection. However, no charge was recorded in July 1997, as the fair value of the Company's common stock in July 1997 approximated the purchase price of the common stock associated with the Rights Offering subscription agreement. The July Notes plus all accrued interest were repaid in full in December 1997.

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

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In April 1999 the Company issued 14,286 shares of common stock as payment for royalties due under a research agreement between the Company and a third party (see Note 14).

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

Dividends on the shares of Series A Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. Cumulative dividends in arrears at June 30, 1999 totaled $117,500 (or $1.74 per share).

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

Dividends on the shares of Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. No dividends may be paid with respect to this stock until all cumulative dividends in respect of Series A Preferred Stock have been paid. Cumulative dividends in arrears at June 30, 1999, totaled $139,750 (or $1.62 per share).

The Series B Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Changes in the preferred stock accounts were as follows:

                                               Series A                     Series B
                                         Number of                   Number of
                                            Shares       Amount         Shares        Amount          Total
Balance at June 30, 1997                    67,600     $385,200         86,041      $518,355       $903,555
                                     ---------------------------  --------------------------- --------------
Accretion of preferred stock
dividends                                                18,250                       25,800         44,050
                                     ---------------------------  --------------------------- --------------
Balance at June 30, 1998                    67,600      403,450         86,041       544,155        947,605
                                     ---------------------------  --------------------------- --------------
Accretion of preferred stock
dividends                                                18,250                       25,800         44,050
                                     ---------------------------  --------------------------- --------------
BALANCE AT JUNE 30, 1999                    67,600     $421,700         86,041      $569,955       $991,655
                                     ===========================  =========================== ==============

ANTI-DILUTION RIGHTS

In connection with an August 1993 Offering, the Company granted anti-dilution rights to Presencia with respect to any offering of common stock issued at a price less than the per share purchase price paid by Presencia in the August 1993 Offering. Such rights allowed Presencia to receive a sufficient number of shares of common stock to allow Presencia to maintain its percentage ownership interest in the Company for no additional consideration. Pursuant to these anti-dilution rights and the Rights Offering in May 1997, Presencia was entitled to be issued an additional 36,970 shares of common stock for no additional consideration. These shares were issued to Presencia in July 1997 and were accounted for as a cost of the Rights Offering. This anti-dilution right terminated upon the initial public offering of the Company's common stock in December 1997.

13.  WARRANTS AND OPTIONS:

WARRANTS

The Company had outstanding a total of 1,192,130 warrants to purchase common stock at June 30, 1999. The exercise prices range from $2.50 to $20.00 per share and the expiration of such warrants range from 1999 to 2006. The following is a description of warrant activity for the fiscal years ended June 30, 1998 and 1999:

In November 1991, warrants with a five year term to purchase 80,800 shares of common stock at an exercise price of $2.50 per share were granted to an employee of the Company. These warrants vested as follows: (i) 20,000 in November 1991,
(ii) 13,600 each in November 1992, November 1993 and November 1994 and (iii) 20,000 in September 1993. Each series of warrants expires five years after the applicable vesting date. 20,000 and 13,600 of these warrants expired in November 1996 and 1997, respectively. In May 1998 the Board of Directors approved the issuance of five year, contingent warrants to purchase up to 47,200 shares of common stock at an exercise price of $8.00 per share, to the extent the warrants issued in November 1991 expire unexercised. As of June 30, 1999, 33,600 such warrants had been issued at $8.00 and 13,600 of the original warrants remain outstanding and unexercised.

In July 1992, warrants with a five year term to purchase 262,000 shares of common stock at an exercise price of $2.50 per share were issued to two employees of the Company. These warrants were exercised in July 1997 (see Note
16).

In July 1992, warrants with a five year term to purchase 20,000 shares of common stock at an exercise price of $2.50 per share were issued to a financial advisor in connection with the August 1992 and

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 1992 equity offerings. These warrants were exercised in July 1997.

In July 1992, warrants with a five year term to purchase 30,000 shares of common stock at an exercise price of $1.13 per share were issued to a financial advisor in connection with August and December 1992 equity offerings. In May 1997 and July 1997, respectively, warrants for 14,850 and 15,150 shares of common stock were exercised.

In connection with the April 1994 issuance of common stock, the Company issued warrants with a five year term to purchase 450,000 shares of common stock at an exercise price of $12.50 per share. In May 1998 the Board of Directors of the Company approved a modification of the terms of the warrants, reducing the exercise price to $8.00 per share and extending the exercise period for five years.

In connection with a July 1994 issuance of common stock to Blockbuster Entertainment Corporation ("Blockbuster"), the Company issued warrants with a five year term to purchase 70,000 shares of common stock at an exercise price of $15.00 per share. Additionally, the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $20.00 per share. These warrants vest upon the future occurrence of any of the following events: (i) Blockbuster provides consulting services to the Company which materially enhance the Company's technology relating to real time insertion; (ii) Blockbuster and the Company enter into a joint venture for the purpose of exploiting the Company's system in the entertainment industry for non-television applications; or (iii) the Miami Dolphins are the first National Football League team to support the use of the Company's system in connection with broadcast of its games. These warrants expire three years after the vesting date.

In April 1995, warrants with a five year term to purchase 29,200 shares of common stock at an exercise price of $13.75 per share were issued to a financial advisor in connection with the February 1994 equity offering. Additionally, warrants with a five year term to purchase 6,000 shares of common stock at an exercise price of $16.50 per share were issued to the same financial advisor in connection with the April 1994 equity offering. In May 1998 the Board of Directors of the Company approved a modification of the terms of the warrants, reducing the exercise price to $8.00 per share and extending the exercise period for five years.

In October 1995, the Company issued to Presencia warrants with a five year term to purchase 10,932 shares of common stock at an exercise price of $12.50 per share. In May 1998 the Board of Directors of the Company approved a modification of the terms of these warrants, reducing the exercise price to $8.00 per share and extending the exercise period for five years.

In February 1996, warrants with a five year term to purchase 28,226 shares of common stock at an exercise price of $19.25 per share were issued to the underwriter of the February 1996 equity offering. In May 1998 the Board of Directors of the Company approved a modification of the terms of these warrants, reducing the exercise price to $8.00 per share and extending the exercise period for five years.

In March 1996, warrants with a five year term to purchase 24,000 shares of common stock at an exercise price of $15.00 were issued to Presencia as consideration for costs incurred by Presencia relating to the License Agreement between the Company and Presencia. The estimated fair value of the warrants of $120,000 was recorded as general and administrative expense in fiscal year 1996. In May 1998 the Board of Directors of the Company approved a modification of the terms of these warrants, reducing the exercise price to $8.00 per share and extending the exercise period for five years.

During 1997 and 1996, respectively, the Company issued warrants with a five year term to purchase 4,206 and 15,794 shares of common stock at an exercise price of $15.00 as consideration for consulting services provided to the Company. The estimated fair value of the warrants of $18,927 and

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

$71,075 was recorded as general and administrative expense in fiscal year 1997 and 1996, respectively. In May 1998 the Board of Directors of the Company approved a modification of the terms of these warrants, reducing the exercise price to $8.00 per share and extending the exercise period for five years.

In September 1997, warrants with a five year term to purchase 1,572 shares of common stock at an exercise price of $15.00 per share were issued in settlement of an obligation of $7,074 accrued at June 30, 1997 relating to consulting services provided to the Company. In May 1998 the Board of Directors of the Company approved a modification of the terms of these warrants, reducing the exercise price to $8.00 per share and extending the exercise period for five years.

In September 1997, warrants with a three year term to purchase 20,000 shares of common stock at an exercise price of $4.50 per share were issued in settlement of an obligation of $90,000 accrued during 1996, when the consulting services were provided to the Company.

In October 1997, the Company issued warrants with a five year term to purchase 300,000 shares of common stock at an exercise price of $0.01 per share in connection with a Bridge Financing (see Note 11). As of June 30, 1999, 285,000 of these warrants had been exercised.

On May 28, 1998, the Board of Directors of the Company approved a modification of the terms of certain outstanding warrants, some of which are referred to above. The modification, which affected approximately 548,358 warrants, reduced the exercise price of such warrants to $8.00 per share and extended the exercise period for an additional five years.

STOCK OPTION PLAN

The Company adopted a Stock Option Plan (the "Plan") in July 1993 for employees, officers, directors, consultants and independent contractors of the Company. The Plan initially reserved 360,000 shares of common stock for issuance upon the exercise of stock options. The Plan was amended in 1995, 1996, 1997 and 1998 to reserve additional shares. As of June 30, 1999, 2,160,000 shares were reserved for the Plan.

The Plan is administered by the Board of Directors, which determines the distribution of all options. The Plan provides for the granting of options intended to qualify as incentive stock options ("ISOs") as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options ("NQSOs") to key employees of the Company as well as NQSOs to non-employee directors, independent contractors and consultants who perform services for the Company. The exercise price of all ISOs granted under the Plan may not be less than the fair market value of the shares at the time the option is granted. Options may be for a period of not more than ten years from the date of grant and generally vest ratably over a three year period. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Information with respect to options under the Plan is as follows:

                                                                                 Wtd Avg      Wtd Avg
                                                  Number of                     Exercise   Fair Value
                                     Available      Options     Option Price    Price per   per Option
                                     for Grant   Outstanding          Range        Share      Granted
------------------------------------------------------------------------------------------------------



Balance at June 30, 1997               459,076    1,100,924       $10.00-       $16.38
                                                                  $20.00
------------------------------------------------------------
  Authorized                                 -            -
  Granted                             (356,290)     356,290

  Exercised                                  -            -

  Forfeitures                          139,707     (139,707)
------------------------------------------------------------
Balance at June 30, 1998               242,493    1,317,507    $2.50-$17.50        $8.35
------------------------------------------------------------

  Authorized                           600,000            -

  Granted                             (413,873)     413,873                        $4.86        $3.08

  Exercised                                  -      (1,541)                        $3.72

  Forfeitures                          156,654    (156,654)                        $5.88
------------------------------------------------------------
BALANCE AT JUNE 30, 1999               585,274   1,573,185    $2.50-$17.50         $5.77
============================================================

EXERCISABLE AT JUNE 30, 1999                     1,038,428                         $5.86
EXERCISABLE AT JUNE 30, 1998                       850,938                         $8.60

The options outstanding at June 30, 1999 and 1998, by price range, are as follows:

                  1999            $2.50-$7.50                  623,391
                                 $7.51-$12.50                  911,626
                                $12.51-$17.50                   38,168
                                                  --------------------
                                        Total                1,573,185
                                                  =====================
                  1998            $2.50-$7.50                  262,293
                  ----           $7.51-$12.50                  994,492
                                $12.51-$17.50                   60,722
                                                  --------------------
                                        Total                1,317,507
                                                  =====================


The weighted average remaining contractual lives of outstanding options at June 30, 1999 was 6.3 years.

The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements with respect to options and warrants issued with an exercise price at or above the fair market value of the stock on the grant date. Had compensation costs for such options and warrants been determined based on the fair value approach promulgated by Statement of Financial Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss applicable to Common Stock would have been increased to $(10,121,514) ($(1.24) per share) and $(14,098,692) ($(2.39) per share) for the years ended June 30, 1999 and June 30, 1998, respectively.

The pro forma compensation expense of $423,466 and $4,970,318 for 1999 and 1998, respectively, was calculated on the fair value of each option using the minimum value method for those options issued prior to October 17, 1997 (the date of initial filing with the SEC) and using the Black Scholes method for those options issued on October 17, 1997 and later. The following weighted average

                          PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

assumptions were used in the calculations:


                                                1999                   1998
                                         ----------------        ---------------
  Risk free interest rate                      5.87%                  6.10%

  Expected option lives                      8.6 years              6.1 years

  Expected volatility                          62.0%               62.0% **

  ** For options granted October 17, 1997 and later

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

In January 1998, the Board of Directors of the Company approved the creation of an employee bonus pool of 100,000 incentive stock options, pursuant to the Company's Stock Option Plan to be awarded during calendar year 1998, on a discretionary basis, in recognition of extraordinary performance. In December 1998, 82,000 incentive stock options from this pool were awarded to certain employees of the Company at an exercise price of $3.875, the fair market value of the underlying stock as of the date of issuance.

In January 1998, the Board of Directors of the Company approved the grant of options with a ten year term to purchase up to 59,600 shares of common stock to a third party consultant. Of those options granted, 9,600 were fully vested upon grant in consideration for consulting services previously rendered. Accordingly, the Company recorded a charge of $33,312 in the third quarter of 1998 which represents the fair value of the vested options. The remaining 50,000 options will vest upon the earlier of (i) the consultant providing ten years of continued consulting services, or (ii) the attainment of certain performance criteria. Charges for such unvested options will be recorded in proportion to progress made on such performance criteria. There was no charge recorded in fiscal year 1998 or 1999 for the unvested portion of this option grant.

In January 1998, the Board of Directors of the Company approved the grant of options with a ten year term to purchase up to 100,000 shares of common stock at an exercise price of $7.25 to the Company's Treasurer and CFO. No compensation expense was recorded in connection with this

                          PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

transaction as the exercise price of such options was equal to the fair market value of the Company's stock on the date of the transaction.

On May 28, 1998, the Board of Directors of the Company approved a modification of the terms of certain stock options held by individuals who, as of that date, were current officers or directors of the Company. The modification, which affected approximately 350,000 options, reduced the exercise price of such options to $8.00 per share. No compensation expense was recorded in connection with this transaction as the exercise price of such options exceeded the fair market value of the Company's stock on the date of the transaction.

In November 1998, the Board of Directors of the Company approved the granting of two stock options to the Company's President and CEO. The first such option is for 200,000 shares of Common Stock at an exercise price of $4.563 and shall vest and become exercisable over a three-year period. No compensation expense was recorded in connection with this transaction as the exercise price of such option was not less than the fair market value of the Company's stock on the date of this transaction. The second option is for the purchase of an additional 200,000 shares of Common Stock at an exercise price equal to $7.00 per share and will vest upon the attainment of certain performance criteria based on the revenues from operations during the fiscal years ending June 30, 1999 through June 30, 2002. Both option grants are for a term of 10 years. No options were earned under the performance criteria in the fiscal year ended June 30, 1999.

In December 1998, the Shareholders of the Company ratified an amendment to the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan from 1,560,000 to 2,160,000.

In April 1999, the Board of Directors of the Company approved the grant of options with a one year term to purchase up to 10,000 shares of common stock at an exercise price of $8.00 to each of two board members.

In December 1998, the Board of Directors of the Company approved the issuance of five year, fully vested options to a third party consultant. Under the terms of an agreement with the consultant, the number of options to be granted would be calculated and priced as of the last day of each month of service, based on the number of days of service to the Company. Between October 1998 and June 1999 the Company granted options to purchase 7,829 shares of common stock with exercise prices ranging from $2.40 to $5.57.

In June 1999, the Board of Directors of the Company approved the creation of an employee bonus pool of 100,000 incentive stock options, pursuant to the Company's Stock Option Plan to be awarded during calendar year 1999, on a discretionary basis, to individuals who are employees of the Company at the time of grant (other than officers), either as an incentive or in recognition of extraordinary performance. As of June 30, 1999, 10,200 of these options had been issued.

14.  COMMITMENTS AND CONTINGENCIES:

GE AGREEMENT
In July 1991, the Company entered into a license agreement with General Electric Company ("GE") granting to the Company a non-exclusive license for use of certain of GE's intellectual property. This agreement expired in July 1996 and in November 1997 the Company negotiated a new agreement with GE. This agreement, which is retroactive to July 1996, has a five-year term.

Under the terms of the license agreement, the Company is required to pay royalties to GE based upon the Company's gross revenues. All royalties accrue as earned and are payable semi-annually. As of June 30, 1999, the amount accrued under this agreement was not material.

                          PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SARNOFF AGREEMENT
The Company entered into an agreement with David Sarnoff Research Center, Inc. ("Sarnoff") in November 1990, which was amended in August 1991 and June 1995, granting the Company an exclusive, worldwide license for use of the proprietary Pyramid Image Processing technology developed by Sarnoff in the fields of television advertising and for any purpose for television programming involving sports. The Company may terminate this agreement at any time.

Under terms of this agreement, the Company will pay royalties of between 3% and 5% to Sarnoff, based upon the Company's gross revenues. All royalties shall accrue as earned, but no payments are required to be made until the earlier of the date on which cumulative gross revenues reach twenty million dollars or January 1, 1999. Payments for all accrued royalties became due in January 1999 and the first required payment was made to Sarnoff in April 1999.

 Under terms of this agreement, commencing in January 1999, minimum quarterly royalties of $100,000 become due in order to maintain the license. For the calendar years 1999 and 2000, the Company has the option of paying these minimum royalties in cash or with Company stock at its last issue price. The Company elected to issue stock for royalties due for both the first and second quarter 1999 and, accordingly, recorded total royalty expense in the amount of $152,232 reflecting the issuance of 28,572 shares of common stock.

THESEUS AGREEMENT
In December 1995, the Company entered into a license agreement with Theseus Research, Inc. ("Theseus") whereby the Company was granted a non-exclusive worldwide license, without the right of sublicense, to use Theseus technology in its system. During the term of the license, the Company will pay royalties of between .05% and .20% of net sales on a quarterly basis. The agreement terminates with the expiration of the last of the patents included in the licensed technology. At June 30, 1999 the amount accrued under this agreement was not material.

GDM AGREEMENT
In December 1995, the Company entered into a license and association agreement with Gerencia de Medios, S.A., ("GDM"), a subsidiary of Prisa, a Spanish media company. The purpose of this association was to allow GDM to market and use the Company's system in sports broadcasts in Spain and Portugal throughout a trial period, which expired in December 1996.

Under the terms of the association, GDM paid the Company $500,000 in license and royalty fees, $200,000 of which was refundable if GDM was unable to use the Company's system during the trial period because of patent infringement on third parties. The remaining $300,000 was a deposit paid by GDM for use of the Company's system which must be refunded to GDM. GDM sought a refund of the license and royalty fee it previously paid to the Company asserting, as one reason, its receipt of a letter from an affiliate of Symah Vision-SA ("Symah"), a competitor of the Company, asserting that use of the L-VIS System in Spain would infringe one of Symah's patents. Both GDM and the Company were advised by European patent counsel that use of the L-VIS System would not infringe Symah's patent.

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

D&D ENTERTAINMENT

In May 1997, the Company signed a non-binding letter of intent with D&D Entertainment Group N.V. of

                          PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

In May 1998 the Company entered into a definitive agreement with D&D under the terms of which the Company paid D&D $250,000 held on deposit, in exchange for the return of the L-VIS System. The Company agreed to pay an additional $50,000 as consideration for the purchase of certain assets of D&D pending a determination of their fair market value, use of office space for a period of six months, and the rights to hire two D&D technicians trained in the operation of the L-VIS System. Upon further evaluation, the fair market value of the assets purchased was determined to be $11,000, and D&D and the Company agreed to a reduction in the amount due D&D. The Company paid D&D $11,000 in July 1999.

LEASES

The Company leases its primary office space under operating leases. In July 1997, the Company entered into a three-year operating lease for office space in New York City. In October 1997, the Company entered into a five-year operating lease agreement for its office headquarters in Lawrenceville, New Jersey. Rent and equipment lease expense for the years ended June 30, 1999 and 1998 was $400,956 and $395,979, respectively.

Future minimum rent and lease payments are as follows:

                                  Year                        Amount
                                  ----                        ------
                                  2000                      $342,632
                                  2001                       218,714
                                  2002                       205,032
                                  2003                        51,258
                          Thereafter                               -
                                                       -------------
                     Total minimum lease payments     $       817,636
                                                       ==============

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

LEGAL CONTINGENCIES

In June 1999 the Company filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli Company, Scidel Technologies Ltd. The Company contends that Scidel's video imaging system for electronically inserting advertising into live television broadcasts infringes on PVI's U.S. Patents No. 5,264,933 and 5,892,554. PVI seeks a permanent injunction prohibiting infringement of its patents. Although it is not possible to determine the ultimate outcome of this matter, it is management's opinion that the resolution of this issue will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                          PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15.  INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates in one industry segment, real-time video imaging.

The Company markets its L-VIS System worldwide through licensing agreements. One licensee, Publicidad Virtual S.A. de C.V. accounted for 37% and 53% of net sales for fiscal years ended June 30, 1999 and 1998, respectively.

Geographic information is as follows:

                                                           U.S.           Mexico          Other
                                                      ---------------- --------------  -------------
      1998
      Advertising and  production revenue              $  324,789        $     -        $        -
      License and royalty fees                                               371,223
                                                      ================ ==============  =============
                 Total                                 $  324,789        $   371,223    $        -
                                                      ================ ==============  =============

      1999
      Advertising and  production revenue              $  694,528        $         -    $        -
      License and royalty fees                                  -            450,185        77,500
                                                      ================ ==============  =============
                 Total                                 $  694,528        $   450,185    $   77,500
                                                      ================ ==============  =============

All Company assets are based in the US with the exception of certain L-VIS Systems which are being used by the Company's licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in foreign countries is as follows:

          1998                             Mexico            Other             Total
          L-VIS Systems                  $343,244                0          $343,244
                                 ====================================================

          1999
          L-VIS Systems                  $620,634          135,000          $755,634
                                 ====================================================

16.  RELATED PARTY TRANSACTIONS:

A member of the Board of Directors of the Company is also the President of J.J. Pomerance & Co., Inc., a corporation that furnished consulting services to the Company from time to time through the initial public offering in December 1997.

A member of the Board of Directors of the Company is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in the Company and is the Company's former joint venture partner and current licensee.

A member of the Board of Directors of the Company is formerly the sole shareholder and President of Princeton Venture Research, Inc. ("PVR."). PVR entered into an arrangement with the Company regarding the services of a consultant that PVR provided to the Company for several months in 1995. In connection with such arrangement, in September 1997, the Company granted PVR a warrant to purchase 20,000 shares of common stock at an exercise price of $4.50 per share. Additionally, of the $124,000 of Notes received in consideration for amounts owed under a stock subscription agreement (see Note 11), $80,000 relates to the member of the Board of Directors, $20,000 relates to the wife of the member of the Board of Directors and $24,000 relates to PVR. Commencing in July 1997, PVR

                          PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

furnished the Company with extensive consulting services in connection with financial structuring, negotiations with various major shareholders and preparation of the Bridge Financing. In connection with such services, the Company has paid PVR a fee of $100,000. In consideration for financial advisory services rendered to the Company in connection with the Bridge Financing, the Company paid PVR Securities, Inc., an affiliate of PVR, a fee of $70,000, or five percent of the gross proceeds of the Bridge Financing obtained from investors introduced to the Company by PVR Securities, Inc. In connection with the purchase of Common Stock under the Company's 1997 rights offering, the wife of the member of the Board of Directors and PVR executed promissory notes in favor of the Company in the amounts of $9,720 and $50,543, respectively. Such notes and the related accrued interest, were repaid in full in December 1997. The member of the Board of Directors of the Company is also the Manager and a member of Acorn Technology Partners, L.L.C., the general partner of Acorn Technology Fund, L.P., which purchased 1.5 units in the Bridge Financing in October 1997. Each unit consisted of one Bridge Note in the principal amount of $100,000 and Bridge Warrants to purchase 10,000 shares of Common Stock at an exercise price of $0.01 per share. The purchase price of each unit was $100,000. The member of the Board of Directors transferred his holdings in the Company from PVR to The Acorn Technology Fund during the fiscal year ended June 30, 1999.

A member of the Board of Directors of the Company is also a Managing Director and Executive Vice President of Allen & Company Incorporated, which is a principal shareholder of the Company and furnishes financial advisory services to the Company from time to time. Allen, as a Representative, received underwriting discounts and commissions, as well as Representatives' Warrants initially exercisable for 380,000 shares of Common Stock, with respect to services rendered on behalf of the Company with respect to the initial public offering of its Common Stock in December 1997.

In July 1997, two employees of the Company signed notes (the "Employee Notes") for $655,000 as consideration for the exercise of warrants to purchase 262,000 shares of common stock at an exercise price of $2.50 per share. Accordingly, a $360,250 charge to general and administrative expense was recorded in July 1997 for the excess of the fair value of the Company's stock in July 1997 over the exercise price of the underlying warrants. In December 1997, these two employees signed notes (the "Tax Notes") for $169,498 as consideration for funds received for the express purpose of paying the tax liabilities incurred by each of them in connection with the exercise of their warrants. The Employees concurrently signed Pledge Agreements pursuant to which the 262,000 shares of common stock purchased were pledged to the Company. Both the Employee Notes and the Tax Notes bear interest at a rate of 8.5% and contain no recourse provisions by which the Company can enforce collection. The Employee Notes mature in July 2002 and the Tax Notes become due and payable upon the earlier of (i) the first anniversary of the date on which all of the Pledged Shares become freely transferable, and
(ii) the date on which the employee sells, assigns or otherwise disposes of, for consideration, any interest in any share of capital stock of Company stock.

In April 1999 and May 1999, Publicidad Virtual signed promissory notes to the Company for $114,300 and $260,075, respectively as consideration for the equipment charge associated with two L-VIS Systems delivered to Publicidad for use in operations. The notes bear interest at the rate of 15% and have a term of one (1) and three (3) years, respectively.

CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents with major financial institutions. Held to maturity securities consist of U.S. government Treasury securities.

17.  SUBSEQUENT EVENTS:

In July 1999, the Company filed an application with the New Jersey Economic Development Authority ("NJEDA")to sell its approximately $2.1 million of its unused Net Operating Loss carryover ("NOL") and

                          PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unused Research and Development ("R&D") Tax credits for 75% of the value of the tax benefits. Under the terms of the application, the proceeds of the sale must be used by the Company for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the NJ Emerging Technology and Biotechnology Financial Assistance Act. The final determination of the amount to be received by the Company is subject to adjustment by the State of New Jersey based on the amount of the total applications received and may be less than the entire $2.1 million applied for, in which case, the NOL would be available for the Company to use (or sell) in the future.

In July 1999, the Company entered into an operating lease agreement for additional office space in Lawrenceville, New Jersey. This lease is co-terminus with the operating lease for its primary office space and will terminate in September 2002. Total minimum lease payments over the term of the lease are $192,375.

In July 1999, the Company signed a two-year agreement with CanWest Global Communications Corporation ("CanWest"), an international media company and Canadian broadcaster. Under the terms of the agreement, CanWest will use the Company's L-VIS System to insert electronic images into live sports events and entertainment programming, including Canadian telecasts of NFL games. The Company will receive a share of the revenue received by CanWest based on the use of the L-VIS System.

In August 1999, the Company signed a five-year license agreement with Sistemas de Publicidad Virtual, S.L., ("Sistemas") under which Sistemas will use the Company's L-VIS System to insert electronic images into television broadcasts in Spain and Portugal. The Company will receive a share of the revenue received by Sistemas based on the use of the L-VIS System. Sistemas is required to meet certain performance criteria and revenue targets in order to maintain the license in effect.

In September 1999, the Company entered into a multiyear agreement with CBS Sports under which CBS Sports will use PVI's technology to insert a virtual first-down line in NFL regular and playoff season football games as well as Super Bowl XXXV in January 2001. The agreement also names PVI as the exclusive provider of virtual imaging for college football games broadcast on CBS. The Company will receive a share of the revenue received by CBS Sports based on the use of the Company's L-VIS System.