Form 10-Q
period 1999-09-30
PRINCETON VIDEO IMAGE INC
filed 1999-11-15
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934.

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

COMMISSION FILE NUMBER 000-23415

                           PRINCETON VIDEO IMAGE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          New Jersey                                   22-3062052
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               15 Princess Road, Lawrenceville, New Jersey, 08648
                    (Address of Principal Executive Offices)

                                  609-912-9400
              (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


The aggregate number of shares of the Issuer's common stock outstanding on October 31, 1999 was 8,230,591.

Item 1. Financial Statements


PRINCETON VIDEO IMAGE, INC.
BALANCE SHEET
(UNAUDITED)

                                                                                                    September 30,         June 30,
                                                                                                        1999                1999
                                                                                                   ------------        -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                       $  8,166,458        $ 12,494,373
   Restricted marketable securities held to maturity                                                    137,801             138,000
   Trade accounts receivable                                                                            537,584             378,652
   License rights                                                                                       666,667           1,166,667
   Other current assets                                                                                 146,577             177,097
                                                                                                   ------------        ------------
              Total current assets                                                                    9,655,087          14,354,789
Property and equipment, net                                                                           4,117,401           3,806,718
Intangible assets, net                                                                                  546,524             547,546
Other assets                                                                                            188,546             182,065
                                                                                                   ------------        ------------
              Total assets                                                                         $ 14,507,558        $ 18,891,118
                                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                           $  2,918,200        $  4,300,499
   Unearned revenue                                                                                     403,538             436,162
                                                                                                   ------------        ------------
              Total current liabilities                                                               3,321,738           4,736,661
Unearned revenue                                                                                        935,424           1,019,472
Other liabilities                                                                                        52,510                --
                                                                                                   ------------        ------------
              Total liabilities                                                                       4,309,672           5,756,133
                                                                                                   ------------        ------------
Commitments and contingencies
   Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized 167,000 shares; issued and outstanding 67,600 shares at
     September 30, 1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                                        426,262             421,700
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at
     September 30, 1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                                        576,405             569,955
                                                                                                   ------------        ------------
              Total redeemable preferred stock                                                        1,002,667             991,655
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 8,216,305 shares issued and outstanding at September 30, 1999                               41,621              40,996
   Additional paid-in capital                                                                        51,577,343          51,535,488
   Less: Related party note receivable                                                               (1,120,274)         (1,153,278)
   Accumulated deficit                                                                              (41,303,471)        (38,279,876)
                                                                                                   ------------        ------------
              Total shareholders' equity                                                              9,195,219          12,143,330
                                                                                                   ------------        ------------
                          Total liabilities, redeemable preferred stock and
                             shareholders' equity                                                  $ 14,507,558        $ 18,891,118
                                                                                                   ============        ============


                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                                                  For the three months ended
                                                                                                          September 30,
                                                                                           ----------------------------------------
                                                                                                1999                         1998
                                                                                                ----                         ----
Royalties and license fees                                                                    $216,672                      $67,292
Advertising and contract revenue                                                               291,271                      210,654
                                                                                           -----------                  -----------
             Total revenue                                                                     507,943                      277,946

Costs and expenses:
   Sales and marketing                                                                         933,586                      474,493
   Product development                                                                         581,543                      443,792
   Field operations and support                                                              1,243,070                      882,877
   General and administrative                                                                  911,150                      689,337
                                                                                           -----------                  -----------
             Total costs and expenses                                                        3,669,349                    2,490,499
Operating loss                                                                              (3,161,406)                  (2,212,553)
Interest and other income                                                                      137,807                      278,763
                                                                                           -----------                  -----------
Net loss                                                                                    (3,023,599)                  (1,933,790)
Accretion of preferred stock
   dividends                                                                                   (11,013)                     (11,013)
                                                                                           -----------                  -----------
Net loss applicable to common stock                                                        $(3,034,612)                 $(1,944,803)
                                                                                           ===========                  ===========

   Basic and diluted net loss per share
     applicable to common stock                                                                 ($0.37)                      ($0.24)
                                                                                           ===========                  ===========

     Weighted average number of
        shares of common stock
        outstanding                                                                          8,213,484                    8,181,885
                                                                                           ===========                  ===========



                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                  For the three months ended
                                                                                                         September 30,
                                                                                                -----------------------------------
                                                                                                    1999                   1998
                                                                                                    ----                   ----
Cash flows from operating activities:
   Net loss                                                                                     $(3,023,599)            $(1,933,790)
   Adjustments to reconcile net loss to net
     cash used in operating activities
            Amortization of unearned income                                                        (116,672)                (67,292)
            Depreciation expense                                                                    443,462                 294,024
            Amortization of intangibles/license rights                                              475,756                  21,568
            Charges associated with stock, warrant and option
               grants and related party note receivable                                              85,069                    --
            Increase (decrease) in cash resulting
               from changes in:
                 Trade accounts receivable                                                         (158,932)               (169,974)
                 Other current assets                                                                30,719                 (15,464)
                 Other assets                                                                        (6,482)                 21,669
                 Accounts payable and accrued expenses                                             (733,170)               (221,694)
                 Unearned revenue                                                                      --                   128,200
                 Miscellaneous other                                                                  4,247                   1,465
                                                                                                 ----------              ----------
                 Net cash used in operating activities                                           (2,999,602)             (1,941,288)
                                                                                                 ----------              ----------
Cash flows from investing activities:
   Purchases of property and equipment                                                             (754,146)               (201,219)
   Purchases of license rights                                                                     (600,000)                   --
   Increase in intangible assets                                                                     25,265                    --
                                                                                                 ----------              ----------
            Net cash provided by (used in)
               investing activities                                                              (1,328,881)               (201,219)
                                                                                                 ----------              ----------

Cash flows from financing activities:
   Proceeds from sales of common stock, net                                                             568                     100
                                                                                                 ----------              ----------
            Net cash provided by
               financing activities                                                                     568                     100
                                                                                                 ----------              ----------
            Net increase (decrease) in cash and
               cash equivalents                                                                  (4,327,915)             (2,142,407)

Cash and cash equivalents at beginning of
   period                                                                                        12,494,373              21,552,627
                                                                                                 ----------              ----------
Cash and cash equivalents at end of period                                                       $8,166,458             $19,410,220
                                                                                                 ==========             ===========


                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.   Nature of Business and Basis of Presentation

     Princeton Video Image, Inc., (the "Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed and is marketing a real-time Live Video Insertion System (the "L-VIS(TM) System") that, through patented pattern recognition technology places computer-generated electronic advertising images into television broadcasts of sporting and other events. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. The L-VIS System has been used to insert advertising images into live and pre-recorded television broadcasts. The Company is developing a series of products for the Internet and interactive television to allow viewers to interact with live or recorded video programming. The Company is also marketing its systems on a worldwide basis through licensing agreements or the formation of joint ventures.

     The condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. Reference should be made to the Company's audited financial statements for the fiscal year ended June 30, 1999 including the footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the same fiscal year end. In the opinion of management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

     Beginning with the quarter ended September 30, 1999, the Company changed the presentation of the revenue and expense categories on the Statement of Operations in order to provide a better description of the contents of each category. Selling, general and administrative ("SG&A") expenses have been broken out into two categories: Sales and marketing and General and administrative. Research and development has been renamed Product development and L-VIS System costs has been renamed Field operations and support. With the exception of the increased detail for the SG&A expenses, the accounting for each category has not changed.

     For the quarters ended September 30, 1999 and 1998 the Company had no items of other comprehensive income.

2.   Per Share Data

     Statement of Financial Accounting Standards No. 128 requires the presentation of basic and diluted per share amounts. Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

    Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 2,802,438 and 2,509,637 shares of common stock that were outstanding at September 30, 1999 and 1998, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.  New Pronouncements

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

4.  Related Party Transactions

    In September 1999, the Board of Directors approved a resolution authorizing management of the Company to retain Allen & Company, Inc. to provide services with respect to an offering to issue and sell up to 2,000,000 shares of Common Stock. A member of the Board of Directors of the Company is a Managing Director and Executive Vice President of Allen & Co., Inc. ("Allen & Co."), which is a shareholder of the Company. Allen & Co. received commissions in the aggregate amount of approximately $438,000, as well as warrants initially exercisable for 200,000 shares of common stock for its services rendered on behalf of the Company in relation to such offering, which closed in October 1999.

5.  Employee Benefits

    Effective July 1, 1999, the Company implemented a Company match under its 401(k) retirement plan (the "Plan") whereby the Company will match employee contributions with Company stock at the rate of 50% of the amount an employee contributes, up to 5% of salary. The contribution of stock will be made on a monthly basis and matching contributions will vest over three years. The Company recorded an expense of $16,113 for the quarter ended September 30, 1999.

6.   Warrants and Options

     The Company established the Amended 1993 Stock Option Plan (the "Stock Option Plan") for the purpose of attracting and retaining the best available personnel, to provide additional incentive to the Company's employees and consultants and to promote the success of the Company. In September 1999, the Board of Directors approved an amendment to the Stock Option Plan to authorize automatic annual stock option grants to the members of the Board of Directors. The options will vest, with respect to each director, based on their attendance at board meetings. This amendment, subject to shareholder approval and ratification, is being voted upon at the Annual Meeting of Shareholders to be held on December 3, 1999.

     On September 30, 1999, the Board of Directors of the Company awarded stock options to purchase 10,000 shares of Common Stock to each of its current members. The exercise price of these options is $4.688, the fair market value on the date of grant, the options have a term of ten years and are fully vested.

7.   Industry Segment, Geographic and Customer Information

     The Company operates in one industry segment, real-time video imaging.

          The Company markets its L-VIS System worldwide through licensing agreements. One licensee, Publicidad Virtual S.A. de C.V. accounted for 34% and 24% of net sales for the quarter ended September 30, 1999 and 1998, respectively.

          Geographic information is as follows:

                                                       U.S.        Mexico        Other
                                                     --------     -------      ---------
          Three months ended September 30, 1999
          Advertising and  production revenue        $291,271           -              -
          License and royalty fees                                 171,672        45,000
                                                     --------      -------      --------
                     Total                           $291,271      171,672        45,000
                                                     ========      =======      ========

          Three months ended September 30, 1998
          Advertising and  production revenue        $210,654            -             -
          License and royalty fees
                                                                    67,292            --
                                                     --------      -------      --------
                     Total                           $210,654      $67,292             -
                                                     ========      =======      ========

         All Company assets are based in the US with the exception of certain L-VIS Systems which are being used by the Company's licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in foreign countries is as follows:

           9/30/99                              Mexico            Other         Total
           L-VIS Systems                       $508,404         $125,000       $633,404
                                               --------         --------       --------
           9/30/98

           L-VIS Systems                       $300,952                0       $300,952
                                               --------         --------       --------

8.   Subsequent Events

     In October 1999, the Company filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, licensed to Sportvision, Inc. The Company believes that the basic subject matter of this patent belongs to PVI. After the Company filed this action, Sportvision, Inc. filed a lawsuit against the Company for infringement of the disputed '533 patent. Sportvision, Inc. is seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent.

     Patent litigation involves complex legal and factual issues. The outcome of such actions are highly uncertain. In addition, patent litigation involves considerable costs. We cannot assure you that we do not or will not infringe the patent or intellectual property rights of another company. If we lose a patent infringement action, we may be required to pay a significant amount of money or to stop selling our products. We may also need to license disputed technology from another company, if possible. If our patents are successfully challenged, our business, financial condition and the results of our operations will be adversely affected.

     In October 1999, the Company completed a private equity placement of approximately 1.6 million shares of its common stock yielding net proceeds of approximately $8,200,000. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the common stock issued in this private placement.

     On October 18, 1999, the Company issued 14,286 shares of its common stock to the Sarnoff Corporation (formerly the David Sarnoff Research Center) as a royalty payment for the fiscal quarter ended September 30, 1999, pursuant to the terms of a Research Agreement between the Company and the David Sarnoff Research Center, dated June 1995, as amended.

     In October 1999, the Company received notice from the European Patent Office that its patent application number EPO792068 which covers the Company's right to send insertion information downstream along with a broadcast or webcast and allows the Company to insert advertisements or program enhancements from remote locations, was granted. The patent is expected to issue on November 14, 1999.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's unaudited financial statements, the notes thereto and the other financial information included elsewhere in this report and in the Company's June 30, 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Overview

     Since its inception in 1990, the Company has devoted substantially all of its resources to the development of the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic images, both advertisements and program enhancements. The Company has incurred substantial operating losses since its inception. As of September 30, 1999, the Company had an accumulated deficit of approximately $41,303,000. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general administrative costs. The Company expects to incur losses during fiscal year 2000 as it executes its business strategy of developing new products, increasing its penetration of both the domestic and international markets in the field of real-time virtual image insertion, developing new products, and building upon and protecting its proprietary patent portfolio.

     The Company intends to focus its efforts on increasing market acceptance of the L-VIS System and developing additional software applications. In September 1999, the Company increased its sales and marketing staff which is responsible not only for agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness. While it is anticipated that any purchase of advertising will be done through the rights holder or the broadcaster, the Company is attempting to increase advertiser interest and demand by promoting the L-VIS System directly to potential advertisers. Therefore, the Company expects to incur additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as it achieves revenues sufficient to finance its ongoing capital expenditures and operating expenses. The Company's ability to produce positive cash flow will be determined by numerous factors, including its ability to reach agreements with, and retain, customers for use of the L-VIS System.

     The Company expects to continue generating revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, the Company will need to enter into agreements with rights holders. The agreements can take various forms, including revenue sharing agreements under which the Company receives a percentage of the fee paid by the advertisers and contractual arrangements whereby the Company receives an agreed upon fee for its services. The Company realizes revenues when the advertisement runs over the air. Due to the seasonal nature of sporting events themselves, the Company's revenue is subject to seasonal fluctuations. However, this seasonality may be mitigated by the multi-sport capabilities of the L-VIS System and its use in non-sporting events.

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

     A third revenue source for the Company includes services provided by the L-VIS System to include the electronic insertion of visual aids in live sporting events, such as a virtual first-down line and animated graphics in football games, and a virtual finish-line in horse races. The Company also offers an advanced post-production product whereby the L-VIS System technology can place products or logos within existing, pre-recorded television programs or movie scenes as well as live television broadcasts.

     The Company realizes revenues through contractual arrangements to provide these visual enhancements.

     Results of Operations

     QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1998

     Revenue

     Revenues include receipts from advertising use of the L-VIS System, contractual arrangements made with customers for visual aids and program enhancements, and license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 83% to $507,943 for the quarter ended September 30, 1999 from $277,946 for the quarter ended September 30, 1998. Of this total, royalty and license fees increased 222% to $216,672 from $67,292 for the quarters ended September 30, 1999 and 1998, respectively, primarily as a result of the addition of Sasani Limited as our exclusive licensee in South Africa and an increase in royalties from Publicidad Virtual due to the restructuring of our licensing agreement allowing the Company to share in revenues generated by Publicidad. Advertising and contract revenue increased 38% to $291,271 from $210,654 for the quarters ended September 30, 1999 and 1998, respectively as a result of increased use of the L-VIS System by MLB during the 1999 baseball season, and contractual revenues earned from CBS Sports for the insertion of the virtual first down line in the national broadcast of 1999-2000 NFL regular season games.

     Sales and Marketing

     Sales and marketing expenses include salaries of sales and marketing personnel, their travel expenses, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses increased 97% to $933,586 for the quarter ended September 30, 1999 from $474,493 for the quarter ended September 30, 1998 as a result of increased public relations activity to support the Company's continuing focus on the sales and marketing of the L-VIS System as well as license fees paid to obtain certain international broadcast and programming rights.

     Product Development

     Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports, program enhancements. Also included are costs related to the development of a new series of products which will allow viewers to interact with live or recorded video programming via the Internet or through interactive television.

     Product development expenses increased 31% to $581,543 for the quarter ended September 30, 1999 from $443,792 for the quarter ended September 30, 1998 resulting from (i) a shift in the allocation of new and existing engineering and management personnel to deployment of new applications of our core technology, including our post production product for use in entertainment programming and development work on products for the Internet and interactive television, and (ii) increased depreciation resulting from additional systems being used for in-house development.

     Field Operations and Support

     Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators, the shipping of L-VIS System units to international and domestic venues and support of the L-VIS Systems in the field. Field operations and support expenses increased 41% to $1,243,070 for the quarter ended September 30, 1999 from $882,877 for the quarter ended September 30, 1998. This increase was the result of several factors including (i) an increase in expenses associated with the purchase of L-VIS System components for newly constructed Systems, built for use in both domestic and international venues, (ii) depreciation expense related to these systems, (iii) costs associated with increased activity in Europe, and (iv) costs associated with the use of the L-VIS System in pre-recorded television broadcasts, or post production, and auto racing.

     General and Administrative

     General and administrative costs include salaries of management, financial and support personnel, allocated rent and operating costs and legal and accounting fees. General and administrative costs increased 32% to $911,150 for the quarter ended September 30, 1999 from $689,337 for the quarter ended September 30, 1998, primarily as a result of professional fees associated with newly awarded patents and the defense of the Company's existing intellectual property.

     Interest and Other Income

     Interest and other income decreased 51% to $137,807 for the quarter ended September 30, 1999 from $278,763 for the quarter ended September 30, as a result of the decrease in funds available to invest from the proceeds of the Company's initial public offering of stock in December 1997.

     Net Loss

     As a result of the foregoing factors, the Company's net loss increased 56% to $3,023,599 for the quarter ended September 30, 1999 from $1,933,790 for the quarter ended September 30, 1998.

     Year 2000 Risk Compliance

     Many currently installed computer systems have been programmed to use a two-digit number to represent the year (e.g., "99" for "1999"). To ensure that automated processes will correctly identify "00" as the year "2000" rather than "1900", all date code fields need to recognize four digit entries in order to identify correctly dates in the 21st century. If not corrected, many computer applications could fail or create erroneous results at the year 2000. This potential problem has been termed "Y2K".

     The Company has completed its Y2K project plan and assessment (the "Project") to identify, correct and test all internal and external computer systems as well as identify potential problem areas relative to the Y2K readiness of the Company's suppliers, vendors, customers and business partners. The Company plans to use the remainder of 1999 to continue performing quality assurance checks on all internal systems and check with suppliers, customers and key business partners as to any potential problem areas which need to be addressed.

     The Company has requested and has been reviewing assurances on the status of the Y2K compliance readiness of all critical suppliers and business partners. Based upon the representations received to date, the Company does not anticipate significant disruptions in service. However, there is no assurance that noncompliance by key suppliers or customers will not have a material effect on our operations.

     Given the information available at this time, the Company estimates that total costs related to Y2K compliance are still expected to be less than $100,000. The Company does not expect to encounter serious Y2K non-compliance problems with internal systems. To the extent that the Company's suppliers and broadcast partners prove to have Y2K compliance problems, however, the planned operations of the Company could be significantly disrupted. The Company may not be able to provide customers with the services requested. This could have a material adverse effect on the Company's business, financial condition and planned results of operations. Although management is currently unable to quantify the impact of this potential disruption on its future earnings, the Company is making its best effort to minimize the risks associated with Y2K problems.

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

     As of September 30, 1999, the Company's cash and cash equivalents decreased to $8,166,458 from $12,494,373 at June 30, 1999. Net cash used in operating activities increased to $2,999,602 from $1,941,288 for the quarters ended September 30, 1999 and 1998, respectively, due in large part to increased losses for the quarter. Depreciation expense increased 51% to $443,462 from $294,024 for the quarters ended September 30, 1999 and 1998, respectively, as a direct result of the increased number of L-VIS Systems built for both domestic and international use.

     Net cash used in investing activities increased to $1,328,881 from $201,219 for the quarters ended September 30, 1999 and 1998, respectively. This significant use of cash was primarily the result of increased capital expenditures for the purchase of components used in the building of additional L-VIS Systems and the purchase of certain electronic imaging license rights.

     Amortization of intangibles increased to $475,756 from $21,568 for the quarters ended September 30, 1999 and 1998, respectively, due to the purchase by the Company of certain electronic imaging license rights which are being amortized over their term. Unearned revenue increased due to increased international activity in Latin America and South Africa and charges associated with option and warrant grants increased to $85,069 from $0 for the quarters ended September 30, 1999 and 1998, respectively, as the result of the Company's decision to issue stock for royalties due under the terms of a licensing agreement with the Sarnoff Corporation.

     Net cash proceeds from financing activities for the quarters ended September 30, 1999 and 1998 were the proceeds from the exercise of outstanding options.

     In October 1999, the Company received net proceeds of approximately $8.2 million from a private equity offering of its common stock. The Company believes that its existing available cash, cash equivalents and short-term investments, as well as the proceeds of this private placement, will be sufficient to meet its capital needs for a period of at least 18 months, although there can be no assurance that the Company will not require additional funds sooner. The Company's actual working capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the Company's ability to maintain its customer base and attract new customers to use the L-VIS System, the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities, technological advances and the status of its competitors. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as the Company continues to execute its business strategy by adding to its sales and marketing management force in its efforts to strengthen relationships with rights holders, broadcasters and advertisers.

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

     -    adverse publicity and news coverage;

     -    loss of key employees; and

     -    Year 2000 compliance problems.

     Item 3    Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have material exposure to market risk from market risk sensitive instruments.

     Part II

     Item 1       Legal Proceedings

     In September 1999, the Company filed a request with the United States Patent and Trademark Office to reject certain claims and to assert the Company's ownership of the other claims contained in US Patent 5,197,553, which had recently been issued to Fox Sports Productions, Inc. On October 4, 1999, Fox Sports Productions, Inc. and Sportvision, Inc., its licensee, filed a complaint in the United States District Court for the Northern District of California that alleges infringement of the patent by the Company. In the complaint, Sportvision and Fox Sports Productions seek remedies that include injunctive relief, monetary damages, attorneys fees and costs of the suit.

     Item 2       Changes in Securities and Use of Proceeds

     On October 18, 1999, the Company issued 14,286 shares of common stock to the Sarnoff Corporation (formerly, the David Sarnoff Research Center) as a royalty payment for the fiscal quarter ended September 30, 1999, pursuant to the terms of a Research Agreement between the Company and the David Sarnoff Research Center, dated June 1995, as amended. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D as a transaction not involving a public offering. The common stock was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate issued. The Sarnoff Corporation received adequate information about the Company.

     On October 20, 1999, the Company sold 1,592,727 shares of common stock to several accredited investors at an aggregate purchase price of $8,759,998. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Rule 506 under Regulation D. Each investor represented to the Company that it was an accredited investor (as defined under Regulation D) and that it was acquiring the common stock for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificates issued. All of the investors received adequate information about the Company. Allen & Company Incorporated, a shareholder of the Company, provided placement services with respect to the offering. See Note 4 - Related Party Transactions, of Notes to Financial Statements.

     The Company commenced an initial public offering of its common stock, no par value on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to September 30, 1999, the approximate amount of net offering proceeds used was $3,210,000 for repayment of indebtedness and expenses related thereto, $6,078,000 for the manufacture and deployment of L-VIS(TM) Systems, $2,575,000 for research and development, $3,280,000 for sales and marketing, $3,773,000 for capital expenditures, and approximately $2,684,000 for working capital and general corporate purposes.

     Item 5       Other Information

     On August 31, 1999, the Company granted Sistemas de Publicidad Virtual, S.L. of Madrid an exclusive license to use the Company's L-VIS technology in Portugal and Spain.

     Paul Slagle joined the Company as its Vice President of Sales and Marketing as of September 30, 1999. Sam McCleery, the Company's prior Vice President of Sales and Marketing since 1991, was named Vice President of Business Development.

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

       10.1* Letter Agreement, dated July 19, 1999, between the Company and CanWest Global Communications Corporation (Incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22,
              1999).

       10.2* Agreement, dated August 9, 1999, between the Company and CBS Sports, a division of CBS Corporation (Incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 1999).

       10.3* Agreement, dated August 31, 1999 between the Company and Sistemas de Publicidad Virtual, S.L.

       10.4 Employment Agreement, dated September 30, 1999, between the Company and Paul Slagle.

       27.1   Financial Data Schedule

* Confidential treatment has been requested with respect to portions of the exhibit.

(b)    Reports on Form 8-K.

       On August 18, 1999, the Company filed a current report on Form 8-K dated July 22, 1999 which reported an agreement with CanWest Global Communications Corporation regarding the use of the Company's technology to insert electronic images into live sports events and entertainment programming into certain Canadian telecasts.

       On October 28, 1999, the Company filed a current report on Form 8-K dated August 9, 1999 which reported a multi-year agreement with CBS Sports, a division of CBS Corporation, regarding the use of the Company's technology to electronically insert a first-down line in national broadcasts of certain National Football League games.

Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             Princeton Video Image, Inc.


       November 12, 1999                     By: /s/ Dennis P. Wilkinson
     ------------------------                    ---------------------------
             Date                                Dennis P. Wilkinson,
                                                 President and
                                                 Chief Executive Officer

       November 12, 1999                    By:  /s/ Lawrence L. Epstein
     -------------------------                   ---------------------------
              Date                               Lawrence L. Epstein,
                                                 Chief Financial Officer