Form 10-Q
period 1999-12-31
PRINCETON VIDEO IMAGE INC
filed 2000-02-14
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X   No___


The aggregate number of shares of the Issuer's common stock outstanding on January 20, 2000 was 9,845,329.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON VIDEO IMAGE, INC.
BALANCE SHEET
(UNAUDITED)

                                                                                  December 31          June 30,
                                                                                      1999               1999
                                                                                      ----               ----
ASSETS
Current Assets:
   Cash and cash equivalents                                                     $ 14,077,670       $ 12,494,373
   Restricted marketable securities held to maturity                                  137,357            138,000
   Trade accounts receivable                                                          572,924            378,652
   License rights                                                                     166,667          1,166,667
   Other current assets                                                               169,027            177,097
                                                                                 ------------       ------------
              Total current assets                                                 15,123,645         14,354,789
Property and equipment, net                                                         3,824,995          3,806,718
Intangible assets, net                                                                599,694            547,546
Other assets                                                                          164,100            182,065
                                                                                 ------------       ------------
              Total assets                                                       $ 19,712,434       $ 18,891,118
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                         $  2,649,957       $  4,300,499
   Unearned revenue                                                                   370,913            436,162
                                                                                 ------------       ------------
              Total current liabilities                                             3,020,870          4,736,661
Unearned revenue                                                                      866,302          1,019,472
Other liabilities                                                                      50,712                 --
                                                                                 ------------       ------------
              Total liabilities                                                     3,937,884          5,756,133
                                                                                 ------------       ------------
Commitments and contingencies
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized 167,000 shares; issued and outstanding 67,600 shares at
     December 31, 1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                      430,825            421,700
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at
     December 31, 1999, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                      582,855            569,955
                                                                                 ------------       ------------
              Total redeemable preferred stock                                      1,013,680            991,655
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 9,829,743 shares issued and outstanding at December 31, 1999              49,147             40,996
   Additional paid-in capital                                                      60,268,701         51,535,488
   Less: Related party note receivable                                             (1,051,753)        (1,153,278)
   Accumulated deficit                                                            (44,505,225)       (38,279,876)
                                                                                 ------------       ------------
              Total shareholders' equity                                           14,760,870         12,143,330
                                                                                 ------------       ------------
                          Total liabilities, redeemable preferred stock and
                             shareholders' equity                                $ 19,712,434       $ 18,891,118
                                                                                 ============       ============

                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

                                               For the three months ended              For the six months ended
                                                  December 31,                              December 31,
                                                  ------------                              ------------

                                                  1999              1998              1999              1998
                                                  ----              ----              ----              ----
Royalties and license fees                   $   265,061       $    77,975       $   481,733       $   145,267
Advertising and contract revenue                 306,667            86,317           597,938           296,971
                                             -----------       -----------       -----------       -----------
            Total revenue                        571,728           164,292         1,079,671           442,238

Costs and expenses:
   Sales and marketing                         1,300,908           303,370         2,234,494           777,863
   Product development                           624,105           382,962         1,205,648           826,754
   Field operations and support                1,683,568           963,473         2,926,638         1,846,350
   General and administrative                    947,522           874,556         1,858,672         1,563,893
                                             -----------       -----------       -----------      ------------
            Total costs and expenses           4,556,103         2,524,361         8,225,452         5,014,860
Operating loss                                (3,984,375)       (2,360,069)       (7,145,781)       (4,572,622)
Interest and other income                        185,627           242,095           323,434           520,858
                                             -----------       -----------       -----------      ------------
Loss before tax benefit                       (3,798,748)       (2,117,974)       (6,822,347)       (4,051,764)
Tax benefit                                      596,998                --           596,998                --
                                             -----------       -----------       -----------      ------------
Net loss                                      (3,201,750)       (2,117,974)       (6,225,349)       (4,051,764)
Accretion of preferred stock
   dividends                                     (11,012)          (11,012)          (22,025)          (22,025)
                                             -----------       -----------       -----------      ------------
Net loss applicable to common stock          $(3,212,762)      $(2,128,986)      $(6,247,374)      $(4,073,789)
                                             ===========       ===========       ===========      ============

   Basic and diluted net loss per share
     applicable to common stock              ($     0.34)      ($     0.26)      ($     0.70)      ($     0.50)
                                             ===========       ===========       ===========      ============

     Weighted average number of
        shares of common stock
        outstanding                            9,556,553         8,183,552         8,885,019         8,182,719
                                             ===========       ===========       ===========      ============


                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                        For the six months ended
                                                                            December 31
                                                                            -----------

                                                                        1999               1998
Cash flows from operating activities:
   Net loss                                                        $ (6,225,349)      $ (4,051,764)
   Adjustments to reconcile net loss to net
     cash used in operating activities
            Amortization of unearned income                            (235,193)          (145,267)
            Depreciation expense                                        917,149            600,771
            Amortization of intangibles/license rights                  998,404             41,624
            Charges associated with stock, warrant and option
               grants and related party note receivable                 500,324             13,567
            Increase (decrease) in cash resulting
               from changes in:
                 Trade accounts receivable                             (194,272)           (79,744)
                 Other current assets                                     8,070            (35,543)
                 Other assets                                            17,965             44,238
                 Accounts payable and accrued expenses                 (498,877)           (80,701)
                 Unearned revenue                                        16,775            128,200
                 Miscellaneous other                                       (508)            (4,622)
                                                                     ----------        -----------
                 Net cash used in operating activities               (4,695,512)        (3,569,241)
                                                                     ----------        -----------


Cash flows from investing activities:
   Purchases of property and equipment                                 (935,427)          (451,369)
   Purchases of license rights                                       (1,100,000)                --
   Increase in intangible assets                                        (50,354)           (38,221)
                                                                     ----------        -----------
            Net cash used in investing activities                    (2,085,781)          (489,590)
                                                                     ----------        -----------
Cash flows from financing activities:
   Proceeds from sales of common stock, net                           8,263,065                100
   Cash received from related party notes receivable                    101,525
                                                                     ----------        -----------
            Net cash provided by financing activities                 8,364,590                100
                                                                     ----------        -----------
Net increase (decrease) in cash and cash equivalents                  1,583,297         (4,058,731)

Cash and cash equivalents at beginning of
   period                                                            12,494,373         21,552,627
                                                                     ----------        -----------
Cash and cash equivalents at end of period                         $ 14,077,670       $ 17,493,896
                                                                   ============       ============

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

         For the six months and quarters ended December 31, 1999 and 1998 the Company had no items of other comprehensive income.

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

         Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 3,361,531 and 2,835,231 shares of common stock that were outstanding at December 31, 1999 and 1998, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.       New Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized asset or firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or
         (c) a hedge of the foreign currency exposure of net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated-transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is not expected to be material.

4.       Related Party Transactions

         A member of the Board of Directors of the Company is a Managing Director and Executive Vice President of Allen & Company, Incorporated ("Allen & Co.") which is a shareholder of the Company. Allen & Co. received commissions in the aggregate amount of approximately $438,000, as well as warrants initially exercisable for 200,000 shares of common stock for its services rendered on behalf of the Company with respect to the private placement of 1.6 million shares of Common Stock in October 1999.

5.       Income Taxes

         Under a plan developed by the New Jersey Economic Development Authority ("NJEDA") in 1999, the Company sold $795,997 of its total $1,812,019 of state tax benefit of unused state Net Operating Loss carryover ("NOL") and unused Research and Development ("R&D") Tax credits. The Company received $596,998 in December 1999, or the 75% of the value of the tax benefits as guaranteed under the program. This amount has been recognized as an income tax benefit by the Company in December 1999. The balance of the unused NOL and R&D tax credits are available for the Company to use (or sell) in the future.

6. Industry Segment, Geographic and Customer Information

   The Company operates in one industry segment, real-time video imaging.

   The Company markets its L-VIS System worldwide through licensing agreements. One licensee, Publicidad Virtual S.A. de C.V. accounted for 32% and 33% of net sales for the six months ended December 31, 1999 and 1998, respectively.

   Geographic information is as follows:

                                                                      U.S.            Mexico            Other
                                                                      ----            ------            -----

           Six months ended December 31, 1999


           Advertising and production revenue                         $ 597,938                 -                -
           License and royalty fees                                                       344,803          136,930
                                                                      ---------         ---------        ---------
                      Total                                           $ 597,938           344,803          136,930
                                                                      =========         =========        =========

           Six months ended December 31, 1998
           Advertising and production revenue                         $ 296,971                 -                -
           License and royalty fees                                                       145,267                -
                                                                      ---------         ---------        ---------
                      Total                                           $ 296,971        $  145,267                -
                                                                      =========        ==========        =========


   All Company assets are based in the United States with the exception of certain L-VIS Systems which are being used by the Company's licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in foreign countries is as follows:

 L-VIS Systems             Mexico       Other          Total
 -------------

 At December 31,
 1999                    $467,216      $255,000      $722,216
                         --------      --------      --------

 1998                    $398,502             0      $398,502
                         --------      --------      --------

At June 30,
 1999                    $620,634      $135,000      $755,634
                         --------      --------      --------

 1998                    $343,244      $      0      $343,244
                         --------      --------      --------


7.   Subsequent Events

     On January 10, 1999, the Company issued 14,286 shares of its common stock to the Sarnoff Corporation (formerly the David Sarnoff Research Center) as a royalty payment for the fiscal quarter ended December 31, 1999, pursuant to the terms of a Research Agreement between the Company and the David Sarnoff Research Center, dated June 1995, as amended.

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

         Overview

         Since its inception in 1990, the Company has devoted substantially all of its resources to the development and marketing of the L-VIS(TM) System, an electronic video insertion system based on patented, proprietary technology that was designed to modify television broadcasts by inserting electronic imagery, including both advertisements and program enhancements, into the original video stream. The Company has incurred substantial operating losses since its inception. As of December 31, 1999, the Company had an accumulated deficit of approximately $44,505,000. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general and administrative costs. The Company expects to incur losses during fiscal year 2000 as it executes its business strategy of developing new products and increasing its penetration of domestic and international markets in the field of real-time virtual image insertion, while it builds upon and protects its proprietary patent portfolio.

         The Company intends to focus its efforts on increasing market acceptance of the L-VIS System and developing additional software applications. During the first half of fiscal 2000, the Company increased in number its sales and marketing staff, which is responsible for negotiating and entering into agreements with teams, leagues and broadcasters, and also for promoting the L-VIS System to advertisers and broadcasters in order to create market awareness. While we anticipate that any purchase of advertising will be done through the rights holder or the broadcaster, the Company is attempting to increase advertiser interest and demand by promoting the L-VIS System directly to potential advertisers. Therefore, the Company expects to incur additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as it achieves revenues sufficient to finance its ongoing capital expenditures and operating expenses. The Company's ability to produce positive cash flow will be determined by numerous factors, including its ability to reach agreements with, and retain, customers for the L-VIS System.

         The Company expects to continue generating revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, the Company needs to enter into agreements with rights holders. Such agreements can take various forms, including revenue sharing, under which the Company receives a percentage of the fee paid by the advertisers, and also contractual arrangements whereby the Company receives an agreed upon fee for its services. The Company realizes revenues when the advertisement runs over the air. Due to the seasonal nature of sporting events, the Company's revenue is subject to seasonal fluctuations.

         However, this seasonality may be mitigated by the multi-sport capabilities of the L-VIS System and its use in non-sporting events.

         In addition to revenue arising from advertising and contractual arrangements, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature, or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and the Company will share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, the Company may receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license.

         A third revenue source for the Company are the services provided by the L-VIS System which support the electronic insertion of visual aids in live sporting events, such as the virtual first-down line and animated graphics in football games, and a virtual finish-line in horse races. The Company also offers an advanced post-production package in which the L-VIS System is used to place products or logos into pre-recorded television programs, movie scenes, or live television broadcasts. The Company realizes revenues through contractual arrangements to provide these visual enhancement services.

         Results of Operations

         Quarter ended December 31, 1999 compared to the quarter ended December 31, 1998

         Revenue

         Revenues include receipts from advertising use of the L-VIS System, contractual arrangements made with customers for visual aids and program enhancements, and license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 248% to $571,728 for the quarter ended December 31, 1999 from $164,292 for the quarter ended December 31, 1998. Of this total, royalty and license fees increased 240% to $265,061 from $77,975 for the quarters ended December 31, 1999 and 1998, respectively. This resulted primarily from the addition of Sasani Limited as our exclusive licensee in South Africa and Canwest Global Communications for its use of the L-VIS technology in Canadian television broadcasts. Royalties received from Publicidad Virtual also increased over the prior year due to the restructuring of our licensing agreement allowing the Company to share in revenues generated by Publicidad. Advertising and contract revenue increased 255% to $306,667 from $86,317 for the quarters ended December 31, 1999 and 1998, respectively, primarily as a result of contractual revenues earned from CBS Sports for the insertion of the virtual first down line in the national broadcast of 1999-2000 NFL regular season games and from CBS News for program enhancement services in the live television broadcast of its CBS Early Show.

         Sales and Marketing

         Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses increased 329% to $1,300,908 for the quarter ended December 31, 1999 from

         $303,370 for the quarter ended December 31, 1998 as a result of several factors, including (i) an increase in marketing personnel necessary to support the Company's continued focus on the sales and marketing of the L-VIS System, (ii) the institution of a commission program for sales and marketing executives, (iii) license fees paid to obtain certain international broadcast and programming rights, and (iv) non-cash compensation charges incurred in relation to the issuance of options for consulting services associated with promoting the use of PVI's technology in soccer and the television production community.

         Product Development

         Product development expenses include the costs associated with all Company personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports, and program enhancement services. Also included are costs related to the development of a new series of products which will allow viewers to interact with live or recorded video programming via the Internet or through interactive television.

         Product development expenses increased 63% to $624,105 for the quarter ended December 31, 1999 from $382,962 for the quarter ended December 31, 1998 resulting from (i) a shift in the allocation of new and existing engineering and management personnel to deployment of new applications of our core technology, including our post production product for use in entertainment programming and development work on products for the Internet and interactive television, and (ii) increased depreciation resulting from additional L-VIS System units being used for in-house development.

         Field Operations and Support

         Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators, the shipping of L-VIS System units to international and domestic venues and support of the L-VIS Systems in the field. Field operations and support expenses increased 75% to $1,683,568 for the quarter ended December 31, 1999 from $963,473 for the quarter ended December 31, 1998. This increase was the result of several factors including (i) depreciation expense related to the increased number of L-VIS systems used in both domestic and international venues, (ii) costs associated with increased activity in Europe, (iii) costs associated with program enhancement services provided in news programming for the live television broadcast of the CBS Early Show, and (iv) costs associated with the use of the L-VIS System by CBS Sports for the insertion of the virtual first-down marker in NFL regular season football games.

         General and Administrative

         General and administrative costs include salaries of management, financial and support personnel, allocated rent and operating costs and legal and accounting fees. General and administrative costs increased 8% to $947,522 for the quarter ended December 31, 1999 from $874,556 for the quarter ended December 31, 1998, primarily as a result of professional fees associated with newly awarded patents and the defense of the Company's existing intellectual property. Also contributing to this increase were non-cash compensation charges incurred for stock options issued to members of the Board of Directors for their services.

         Interest and Other Income

         Interest and other income decreased 23% to $185,627 for the quarter ended December 31, 1999 from $242,095 for the quarter ended December 31, 1998 as a result of lower cash balances available for investment.

         Tax Benefit

         Tax benefit increased to $596,998 from $0 for the quarter ended December 31, 1999 and 1998, respectively, as a result of the sale of a portion of the Company's state NOL and R&D tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority in 1999 and was not available during the quarter ended December 31, 1998.

         Net Loss

         As a result of the foregoing factors, the Company's net loss increased 51% to $3,201,750 for the quarter ended December 31, 1999 from $2,117,974 for the quarter ended December 31, 1998.

         Six Months ended December 31, 1999 compared to the six months ended December 31, 1998

         Revenue

         Total revenue increased increased 144% to $1,079,671 for the six months ended December 31, 1999 from $442,238 for the six months ended December 31, 1998 . Royalties and license fees increased 232% to $481,733 from $145,267 for the six months ended December 31, 1999 and 1998, respectively, as a result of the addition of Sasani Limited as our exclusive licensee in South Africa and Canwest Global Communications for its use of the L-VIS technology in Canadian television broadcasts. Royalties received from Publicidad Virtual also increased over the prior year due to the restructuring of our licensing agreement allowing the Company to share in revenues generated by Publicidad. Advertising and contract revenue increased 101% to $597,938 from $296,971 for the six months ended December 31, 1999 and 1998, respectively, as a result of increased use of the L-VIS System by MLB during the 1999 baseball season, contractual revenues earned from CBS Sports for the insertion of the virtual first down line in the national broadcast of 1999-2000 NFL regular season games, and from CBS News for program enhancement services in the live television broadcast of its CBS Early Show.

         Sales and Marketing

         Total sales and marketing expenses increased 187% to $2,234,494 for the six months ended December 31, 1999 from $777,863 for the six months ended December 31, 1998 as a result of numerous factors, including (i) an increase in marketing personnel and public relations activity necessary to support the Company's continued focus on the sales and marketing of the L-VIS System, (ii) the institution of a commission program for sales and marketing executives, (iii) license fees paid to obtain certain international broadcast and programming rights, and (iv) non-cash compensation charges incurred in relation to the issuance of options for consulting services associated with promoting the use of PVI's technology in soccer and the television production community.

         Product Development

         Product development expenses increased 46% to $1,205,648 for the six months ended December 31, 1999 from $826,754 for the six months ended December 31, 1998 due to (i) a shift in the allocation of new and existing engineering and management personnel to deployment of new applications of our core technology, including our post production product for use in entertainment programming and development work on products for the Internet and interactive television, and (ii) increased depreciation resulting from additional systems being used for in-house development.

         Field Operations and Support

         Field operations and support expenses increased 59% to $2,926,638 for the six months ended December 31, 1999 from $1,846,350 for the six months ended December 31, 1998. This increase was the result of several factors, including (i) an increase in expenses associated with the purchase of L-VIS System components for newly constructed Systems and a mobile production truck, (ii) depreciation expense related to these systems and truck, (iii) costs associated with increased activity in Europe, (iv) costs associated with program enhancement services provided in news programming for the live television broadcast of the CBS Early Show as well as in auto racing, and (v) costs associated with the use of the L-VIS System by CBS Sports for the insertion of the virtual first-down marker in NFL regular season football games.

         General and Administrative

         General and administrative expenses increased 19% to $1,858,672 for the six months ended December 31, 1999 from $1,563,893 for the six months ended December 31, 1998 as a result of professional fees associated with newly awarded patents and the defense of the Company's existing intellectual property. Also contributing to the increase were non-cash compensation charges incurred for stock options issued to members of the Board of Directors for their services.

         Interest and Other Income

         Interest and other income decreased 38% to $323,434 for the six months ended December 31, 1999 from $520,858 for the six months ended December 31, 1998 as a result of lower cash balances available for investment.

         Tax Benefit

         Tax benefit increased to $596,998 from $0 for the six months ended December 31, 1999 and 1998, respectively, as a result of the sale of a portion of the Company's state NOL and R&D tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority in 1999 and was not available during the six months ended December 31, 1998.

         Net Loss

         As a result of the foregoing factors, the Company's net loss increased 54% to $6,225,349 for the six months ended December 31, 1999 from $4,051,764 for the six months ended December 31, 1998.

         Year 2000 Risk Compliance

         The Company completed its Y2K project plan and assessment (the "Project") to identify, correct and test all internal and external computer systems as well as identify potential problem areas relative to the Y2K readiness of the Company's suppliers, vendors, customers and business partners. The Company also addressed concerns related to leap year calendar date calculations. As of January 31, 2000, the Company's products, computer and communication infrastructures have operated without Y2K related problems. The Company has not encountered serious Y2K non-compliance problems with any of its suppliers or broadcast partners. The Company does not anticipate any disruptions in operations but there is no guarantee that the Company has discovered all possible failures. The Company continues to monitor and perform quality assurance checks on its internal systems. To date, the Company has spent less than $100,000 on its Y2K Project.

         Liquidity and Capital Resources

         The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to (i) start-up costs, (ii) the costs of developing, testing and building L-VIS Systems, (iii) operating expenses relating to sales and marketing activities of the Company, and (iv) the costs associated with the operational support of the L-VIS Systems in both domestic and international field operations. Since its inception, the Company has primarily financed its operations from (i) the net proceeds of approximately $27,900,000 from private placements of common stock, warrants and redeemable preferred stock, including a private placement of common stock in October 1999, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license granted by the Company to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of its common stock which closed in December 1997, (v) revenues and license fees relating to use of the L-VIS System, (vi) investment income earned on cash balances and short term investments, and (vii) the sale of a portion of the Company's state NOL and R&D tax credits.

         As of December 31, 1999, the Company's cash and cash equivalents reflected a net increase of approximately $1.6 million to $14,077,670 from $12,494,373 at June 30, 1999 from the influx of net proceeds in the amount of $8.2 million from the October 1999 private placement reduced by cash used in operations.

         Net cash used in operating activities increased to $4,695,512 from $3,569,241 for the six months ended December 31, 1999 and 1998, respectively, as a result of the increased net loss partially offset by increases in several non-cash expenses. These expenses included amortization, compensation charges and depreciation. Amortization of intangibles increased to $998,404 from $41,624 for the six months ended December 31, 1999 and 1998, respectively, due to the purchase by the Company of certain electronic imaging license rights which are being amortized over their term. Charges associated with option and warrant grants increased to $500,324 from $13,567 for the six months ended December 31, 1999 and 1998, respectively, as a result of the Company's decision to issue stock for royalties due under the terms of a licensing agreement with the Sarnoff Corporation and option grants to sales and marketing consultants as well as to members of the Board of Directors for their services.

         Depreciation expense increased 53% to $917,149 from $600,771 for the six months ended December 31, 1999 and 1998, respectively, as a direct result of the increased number of L-VIS Systems built for both domestic and international use.

         Net cash used in investing activities increased to $2,085,781 from $489,590 for the six months ended December 31, 1999 and 1998, respectively. This significant use of cash was primarily the result of increased capital expenditures for the purchase of components used in the building of additional L-VIS Systems and a mobile production truck in addition to payments made for certain electronic imaging license rights.

         Net cash proceeds from financing activities increased to $8,364,590 from $100 for the six months ended December 31, 1999 and 1998, respectively as a result of the receipt of net proceeds of approximately $8.2 million from a private equity offering of the Company's common stock. The Company believes that its existing available cash, cash equivalents and short-term investments, as well as the proceeds of this private placement, will be sufficient to meet its capital needs for a period of at least 18 months, although there can be no assurance that the Company will not require additional funds sooner. The Company's actual working capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the Company's ability to maintain its customer base and attract new customers to use the L-VIS System, the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities, technological advances and the status of its competitors. The Company expects to incur costs and expenses in excess of expected revenues through the remainder of the current fiscal year as the Company continues to execute its business strategy by adding to its sales and marketing management force in its efforts to strengthen relationships with rights holders, broadcasters and advertisers.

         There is no assurance the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations beyond June 30, 2001 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, proceeds from equipment financing lease arrangements and the potential sale of tax benefits relating to the Company's net operating losses. In the event the Company is unable to liquidate its liabilities, planned operations may be scaled back. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         Cautionary Statement on Forward-Looking Statements

         Some of the information in this Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations and projections of results of operations or of financial conditions. When considering such forward-looking statements, you should keep in mind that certain risks may cause actual results to differ from any projections contained in forward-looking statements. These risks include:

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

     Part II

     Item 1       Legal Proceedings

     In June 1999, the Company filed a complaint (Princeton Video Image, Inc. v Scidel US 99-386 U.S. District Court, District of Delaware) seeking to enjoin Scidel, a competitor who the Company believes practices pattern recognition to accomplish virtual ad insertion, from infringing two of our patents (US 5,264,933 and 5,892,554). The Company is seeking injunctive relief. The Court has scheduled a trial for February 26, 2001, if the matter is not resolved earlier through summary disposition.

     In September 1999, the Company filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, (the "553 patent") licensed to Sportvision, Inc. The Company believes that the basic subject matter of the 553 patent belongs to PVI. After the Company filed this action Sportvision, Inc. filed a lawsuit against the Company for infringement of the disputed 553 patent (Sportvision, Inc. and Fox Sports Productions v. Princeton Video Image, Inc. C.99-20998 PVI US District Court, Northern District of California). Sportvision, Inc. is seeking injunctive relief and compensation including damages. The Court has scheduled a trial for February 12, 2001, if the matter is not resolved earlier through summary disposition. We believe that the present use of PVI's L-VIS System does not infringe any of the claims of the disputed 553 patent and that in any case, due to the ownership and other issues, this patent is invalid. We have filed counterclaims to this effect and are confident we will prevail. We plan to vigorously defend our ownership of the patent.

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

     Item 2       Changes in Securities and Use of Proceeds

     On October 20, 1999, the Company sold 1,592,727 shares of common stock to several accredited investors for an aggregate purchase price of $8,759,998. The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 under Regulation
     D. Each investor represented to the Company that it was an accredited investor (as defined under Regulation D) and that it was acquiring the common stock for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificates issued. All of the investors received adequate information about the Company. Allen & Company Incorporated, a shareholder of the Company, provided placement services with respect to the offering. See Note 4 - Related Party Transactions, of Notes to Financial Statements.

     On October 18, 1999 and again on January 10, 1999, the Company issued 14,286 shares of common stock to the Sarnoff Corporation (formerly, the David Sarnoff Research Center) as a royalty payment for each of the fiscal quarters ended September 30, 1999 and December 31, 1999, pursuant to the terms of a Research Agreement between the Company and the David Sarnoff Research Center, dated June 1995, as amended. The issuance of the common stock was exempt from registration under the Securities Act by virtue of
     Section 4(2) and Regulation D as a transaction not involving a public offering. The common stock was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate issued. The Sarnoff Corporation received adequate information about the Company.

     The Company commenced an initial public offering of its common stock, no par value on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to December 31, 1999, the approximate amount of net offering proceeds used was $3,210,000 for repayment of indebtedness and expenses related thereto, $7,370,000 for the manufacture and deployment of L-VIS(TM) Systems, $3,210,000 for research and development, $4,581,000 for sales and marketing, $3,954,000 for capital expenditures, and approximately $1,679,000 for working capital and general corporate purposes.

     Item 4       Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on December 3, 1999. At the Annual Meeting, the shareholders of the Company (i) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending June 30, 2000, (ii) elected each of the persons listed below to serve as a director of the Company until the Annual Meeting of Shareholders to be held in 2000 and until their successors have been duly elected and qualified, (iii) ratified an amendment to Article III, Section 4 of the Bylaws of the Company regarding vacancies and newly created directorships, and (iv) ratified an amendment to the Company's Amended 1993 Stock Option Plan to provide automatic stock option grants, the vesting of which is based on attendance at meetings, to the members of the Board of Directors for their service on the Board of Directors.

     As of October 15, 1999, the record date for the Annual Meeting, the Company had a total of 8,228,091 shares of Common Stock issued and outstanding and entitled to vote. Present at the Annual Meeting, either in person or by proxy, were holders of 6,067,760 shares of Common Stock. The following sets forth information regarding the results of the voting at the Annual
     Meeting:

     Election of Directors:

       -----------------------------------------------------------------------------------------------------
                                               Voting Shares        Voting Shares         Voting Shares
       DIRECTOR                                   in Favor             Against              Withheld
       -----------------------------------------------------------------------------------------------------
       Brown F Williams                                6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------
       Lawrence Lucchino                               6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------
       Dennis Wilkinson                                6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------
       Donald P. Garber                                6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------
       Jerome J. Pomerance                             6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------
       Enrique F. Senior                               6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------
       Eduardo Sitt                                    6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------
       John B. Torkelsen                               6,036,025               31,735                     0
       -----------------------------------------------------------------------------------------------------



     Ratification of Selection of Independent Accountants:

       -------------------------------------------------------------------------------
       Votes in favor:                                                      6,055,540
       -------------------------------------------------------------------------------
       Votes against:                                                           7,350
       -------------------------------------------------------------------------------
       Abstentions:                                                             4,870
       -------------------------------------------------------------------------------




     Ratification of amendment to Article III, Section 4 of the Bylaws of the Company regarding vacancies and newly created directorships:

       -------------------------------------------------------------------------------
       Votes in favor:                                                      3,159,398
       -------------------------------------------------------------------------------
       Votes against:                                                         724,140
       -------------------------------------------------------------------------------
       Abstentions:                                                            44,751
       -------------------------------------------------------------------------------
       Non-Votes:                                                           2,139,471
       -------------------------------------------------------------------------------


     Ratification of amendment to the Company's Amended 1993 Stock Option Plan to provide automatic stock option grants, the vesting of which is based on attendance at meetings, to the members of the Board of Directors for their service on the Board of Directors:

       -------------------------------------------------------------------------------
       Votes in favor:                                                      5,139,118
       -------------------------------------------------------------------------------
       Votes against:                                                         881,372
       -------------------------------------------------------------------------------
       Abstentions:                                                            47,270
       -------------------------------------------------------------------------------


     Item 5       Other Information

                  On January 31, 2000 the Company named Howard J. Kennedy Vice President of Convergence and Gene Dwyer Vice President, Chief Technology Officer.

     Item 6       Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

         3.2      Restated Bylaws, as amended.

         10.1* Agreement, dated August 9, 1999, between the Company and CBS Sports, a division of CBS Corporation (Incorporated by reference to Exhibit 10.2 to Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1999).

         10.2 Form of Subscription Agreement dated October 20, 1999 between the Company and various subscribers.

         10.3 Placement Agency Agreement dated October 13, 1999 between the Company and Allen & Company Incorporated.

         10.4 Warrant Certificate dated October 20, 1999 issued to Allen & Company Incorporated.

         10.5     Amended 1993 Stock Option Plan.

         27.1     Financial Data Schedule

     * Confidential treatment has been granted with respect to portions of this agreement.

(b)      Reports on Form 8-K.

         On October 28, 1999, the Company filed a current report on Form 8-K dated October 11, 1999 which reported a multi-year agreement with CBS Sports, a division of CBS Corporation, regarding the use of the Company's technology to insert a virtual first-down line in national broadcasts of certain National Football League games.

         On October 29, 1999, the Company filed a current report on Form 8-K dated October 29, 1999 which reported the completion of a private placement of approximately 1.6 million shares of its common stock.

         Signatures

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Princeton Video Image, Inc.


           February 14, 2000                  By:      /s/ Dennis P. Wilkinson
           ----------------------                      -----------------------
                                                       Dennis P. Wilkinson,
                                                       President and
                                                       Chief Executive Officer

           February 14, 2000                  By:      /s/ Lawrence L. Epstein
           -----------------------                     -----------------------
                                                       Lawrence L. Epstein,
                                                       Chief Financial Officer