Form 10-Q
period 2000-03-31
PRINCETON VIDEO IMAGE INC
filed 2000-05-12
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The aggregate number of shares of the Issuer's common stock outstanding on May 3, 2000 was 9,878,448.

Part I - Financial Information
Item 1.  Financial Statements

PRINCETON VIDEO IMAGE, INC.
BALANCE SHEET
(UNAUDITED)



                                                                                              March 31           June 30,
                                                                                                2000               1999
                                                                                                ----               ----

ASSETS
Current Assets:
   Cash and cash equivalents                                                               $ 11,653,909       $ 12,494,373
   Restricted securities held to maturity                                                       137,357            138,000
   Trade accounts receivable                                                                    445,918            378,652
   License rights                                                                               500,000          1,166,667
   Other current assets                                                                         166,912            177,097
                                                                                           ------------       ------------
                        Total current assets                                                 12,904,096         14,354,789
Property and equipment, net                                                                   3,543,778          3,806,718
Intangible assets, net                                                                          592,987            547,546
Other assets                                                                                    781,271            182,065
                                                                                           ------------       ------------
                        Total assets                                                       $ 17,822,132       $ 18,891,118
                                                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                   $  3,797,527       $  4,300,499
   Unearned revenue                                                                             350,080            436,162
                                                                                           ------------       ------------
                        Total current liabilities                                             4,147,607          4,736,661
Unearned revenue                                                                                779,481          1,019,472
Other liabilities                                                                                47,974                 --
                                                                                           ------------       ------------

                        Total liabilities                                                     4,975,062          5,756,133
                                                                                           ------------       ------------
Commitments and contingencies
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized 167,000 shares; issued and outstanding 67,600 shares at
     March 31, 2000, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                                435,387            421,700
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at
     March 31, 2000, redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                                589,305            569,955
                                                                                           ------------       ------------
                        Total redeemable preferred stock                                      1,024,692            991,655
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000 shares; 9,864,162 and 8,199,379 shares issued and outstanding at
     March 31, 2000 and June 30, 1999, respectively                                              49,318             40,996
   Additional paid-in capital                                                                60,413,503         51,535,488
   Less: Related party note                                                                    (998,080)        (1,153,278)
   Accumulated deficit                                                                      (47,642,363)       (38,279,876)
                                                                                           ------------       ------------

                        Total shareholders' equity                                           11,822,378         12,143,330
                                                                                           ------------       ------------
                                    Total liabilities, redeemable preferred stock and
                                       shareholders' equity                                $ 17,822,132       $ 18,891,118
                                                                                           ============       ============


                See accompanying notes to financial statements.

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)


                                             For the three months ended             For the nine months ended
                                                      March 31,                             March 31,
                                                      ---------                             ---------
                                                 2000              1999             2000            1999
Royalties and license fees                 $    494,060     $    172,975     $    975,793     $    318,242
Advertising and contract revenue                296,217          181,165          894,155          478,136
                                           ------------     ------------     ------------     ------------
              Total revenue                     790,277          354,140        1,869,948          796,378

Costs and expenses:
   Sales and marketing                          936,922          867,825        3,171,416        1,645,688
   Product development                          801,948          374,290        2,007,596        1,201,044
   Field operations and support               1,429,936        1,235,448        4,356,574        3,081,798
   General and administrative                   951,920          874,243        2,810,592        2,438,136
                                           ------------     ------------     ------------     ------------
              Total costs and expenses        4,120,726        3,351,806       12,346,178        8,366,666
Operating loss                               (3,330,449)      (2,997,666)     (10,476,230)      (7,570,288)
Interest and other income                       193,308          293,176          516,742          814,034
                                           ------------     ------------     ------------     ------------
Loss before tax benefit                      (3,137,141)      (2,704,490)      (9,959,488)      (6,756,254)
Tax benefit                                          --               --          596,998               --
                                           ------------     ------------     ------------     ------------
Net loss                                     (3,137,141)      (2,704,490)      (9,362,490)      (6,756,254)
Accretion of preferred stock
   dividends                                    (11,013)         (11,013)         (33,038)         (33,038)
                                           ------------     ------------     ------------     ------------
Net loss applicable to common stock        $ (3,148,154)    $ (2,715,503)    $ (9,395,528)    $ (6,789,292)
                                           ============     ============     ============     ============

   Basic and diluted net loss per share
     applicable to common stock            ($      0.32)    ($      0.33)    ($      1.02)    ($      0.83)
                                           ============     ============     ============     ============

     Weighted average number of
        shares of common stock
        outstanding                           9,850,370        8,183,552        9,206,803        8,182,996
                                           ============     ============     ============     ============



                 See accompanying notes to financial statements

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                    For the nine months ended
                                                                           March 31
                                                                    -------------------------
                                                                       2000              1999
Cash flows from operating activities:
   Net loss                                                       $ (9,362,490)    $ (6,756,254)
   Adjustments to reconcile net loss to net
     cash used in operating activities
             Amortization of unearned income                          (342,848)        (230,742)
             Depreciation expense                                    1,393,994          901,248
             Amortization of intangibles/license rights              1,288,882          385,710
             Charges associated with stock, warrant and option
                grants and related party note receivable               611,941           21,625
             Increase (decrease) in cash resulting
                from changes in:
                  Trade accounts receivable                            (67,266)          21,611
                  Other current assets                                (589,816)          66,574
                  Other assets                                        (599,207)          66,606
                  Accounts payable and accrued expenses                652,073          343,692
                  Unearned revenue                                      16,775          278,200
                  Miscellaneous other                                   (6,721)            (684)
                                                                    ---------------------------
                  Net cash used in operating activities             (7,004,683)      (4,902,414)
                                                                    ---------------------------

Cash flows from investing activities:
   Purchases of property and equipment                              (1,131,055)        (757,404)
   Purchases of license rights                                      (1,100,000)        (400,000)
   Increase in intangible assets                                       (67,457)         (36,591)
                                                                    ---------------------------
             Net cash used in investing activities                  (2,298,512)      (1,193,995)
                                                                    ---------------------------

Cash flows from financing activities:
   Proceeds from sales of common stock, net                          8,307,434              100
   Cash received from related party notes receivable                   155,297
                                                                    ---------------------------
             Net cash provided by financing activities               8,462,731              100
                                                                    ---------------------------

Net increase (decrease) in cash and cash equivalents                  (840,464)      (6,096,309)

Cash and cash equivalents at beginning of
   period                                                           12,494,373       21,552,627
                                                                    ---------------------------
Cash and cash equivalents at end of period                        $ 11,653,909     $ 15,456,318
                                                                  =============================


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

         For the nine months ended March 31, 2000 and March 31, 1999, the Company had no items of other comprehensive income.

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

         Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 3,436,854 and 2,732,608 shares of common stock that were outstanding at March 31, 2000 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

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

4.       Related Party Transactions

         A member of the Board of Directors of the Company is a Managing Director and Executive Vice President of Allen & Company, Incorporated ("Allen & Co.") which is a shareholder of the Company. Allen & Co. received commissions in the aggregate amount of approximately $438,000, as well as warrants initially exercisable for 200,000 shares of common stock for its services rendered on behalf of the Company with respect to a private placement of 1.6 million shares of Common Stock in October 1999.

5.       Income Taxes

         Under a plan developed by the New Jersey Economic Development Authority ("NJEDA") in 1999, the Company sold $795,997 of its total $1,812,019 of state tax benefit of unused state Net Operating Loss carryover ("NOL") and unused Research and Development ("R&D") tax credits. The Company received $596,998 in December 1999, or 75% of the value of the tax benefits as guaranteed under the program. This amount was recognized as an income tax benefit by the Company in December 1999. The balance of the unused NOL and R&D tax credits are available for the company to use (or sell) in the future.

6.       Industry Segment, Geographic and Customer Information

         The Company operates in one industry segment, real-time video imaging.

         The Company markets its L-VIS System worldwide through licensing agreements. One licensee, Publicidad Virtual S.A. de C.V. accounted for 35% and 36% of net sales for the nine months ended March 31, 2000 and 1999, respectively.

         Geographic information is as follows:

                                                                      U.S.          LatinAmerica         Other
                                                                 ---------------  ----------------  ---------------
           Nine months ended March 31, 2000
           Advertising and production revenue                         $ 894,155                 -                -
           License and royalty fees                                                       661,676          314,117
                                                                 --------------   ---------------  ---------------
                      Total                                           $ 894,155           661,676          314,117
                                                                 ===============  ================  ===============

           Nine months ended March 31, 1999

           Advertising and production revenue                         $ 455,685                 -           22,451

           License and royalty fees
                                                                                          285,742           32,500
                                                                 --------------   ---------------  ---------------
                      Total                                           $ 455,685   $       285,742  $        54,951
                                                                 ==============   ===============  ===============


         All Company assets are based in the United States with the exception of certain L-VIS Systems and related equipment which are being used by the Company's licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in foreign countries is as follows:

                                                               Latin
                  L-VIS Systems                               America          Other            Total
                  -------------                                ------          -----            -----

                  At March 31,

                   2000                                        $392,061        $247,500       $639,561
                                                               --------        --------       --------

                   1999                                        $259,101        $277,500       $536,601
                                                               --------        --------       --------

                  At June 30,

                    1999                                       $620,634        $135,000       $755,634
                                                               --------        --------       --------

                    1998                                       $343,244        $      0       $343,244
                                                               --------        --------       --------


7.       Subsequent Events

         On April 7, 2000, the Company issued 14,286 shares of its common stock to the Sarnoff Corporation (formerly the David Sarnoff Research Center) as a royalty payment for the fiscal quarter ended March 31, 2000, pursuant to the terms of a Research Agreement between the Company and the David Sarnoff Research Center, dated June 1995, as amended.

         On April 5, 2000 the Board of Directors authorized an amendment to the Corporation's Amended 1993 Stock Option Plan to increase the authorized number of shares which may be issued pursuant to options granted under the Plan from 2,160,000 shares to 3,660,000 shares, subject to shareholder approval and ratification within one year.

         On April 21, 2000, the Company entered into an agreement with NFL International, a division of NFL Enterprises, L.P., effective February 1, 2000. Under the terms of the agreement, the Company was granted exclusive rights to use electronic insertion technology in certain NFL International broadcasts of NFL/NFLEL games during the 2000 and 2001 season and non-U.S. telecasts of Super Bowl XXXV and XXXVI, and is obligated to pay certain fees in connection with these rights.

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

         Overview

         Since its inception in 1990, the Company has devoted substantially all of its resources to the development and marketing of the L-VIS(TM) System, an electronic video insertion system based on patented, proprietary technology that was designed to modify television broadcasts by inserting electronic imagery, including both advertisements and program enhancements, into the original video stream. The Company has incurred substantial operating losses since its inception. As of March 31, 2000, the Company had an accumulated deficit of approximately $47,642,000. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, sales and marketing activities of the Company, and general and administrative costs. The Company expects to incur losses during fiscal year 2000 as it executes its business strategy of developing new products and increasing its penetration of domestic and international markets in the field of real-time virtual image insertion, while it builds upon and protects its proprietary patent portfolio.

         The Company intends to focus its efforts on increasing market acceptance of the L-VIS System and developing additional software applications. During the first nine months of fiscal 2000, the Company increased in number its sales and marketing staff, which is responsible for negotiating and entering into agreements with teams, leagues and broadcasters, and also for promoting the L-VIS System to advertisers and broadcasters in order to create market awareness. While we anticipate that any purchase of advertising will be done through the rights holder or the broadcaster, the Company is attempting to increase advertiser interest and demand by promoting the L-VIS System directly to potential advertisers. Therefore, the Company expects to incur additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as it achieves revenues sufficient to finance its ongoing capital expenditures and operating expenses. The Company's ability to produce positive cash flow will be determined by numerous factors, including its ability to reach agreements with, and retain, customers for the L-VIS System.

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

         In addition to revenue arising from advertising and contractual arrangements, a second revenue source is the licensing of the L-VIS System to third parties. These licenses may be territorial in nature, or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and the Company will share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, the Company may receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license.

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

         Results of Operations

         Quarter ended March 31, 2000 compared to the quarter ended March 31,
         1999

         Revenue

         Revenues include receipts from advertising use of the L-VIS System, contractual arrangements made with customers for visual aids and program enhancements, and license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 123% to $790,277 for the quarter ended March 31, 2000 from $354,140 for the quarter ended March 31, 1999. Of this total, royalty and license fees increased 186% to $494,060 from $172,975 for the quarters ended March 31, 2000 and 1999, respectively. This resulted from increased royalties from Canwest Global Communications for its use of the L-VIS technology in Canadian television broadcasts. Royalties received from Publicidad Virtual also increased over the prior year due to the restructuring of our licensing agreement allowing the Company to share in revenues generated by Publicidad. Advertising and contract revenue increased 64% to $296,217 from $181,165 for the quarters ended March 31, 2000 and 1999, respectively, as a result of increased use of the L-VIS technology in professional and college football, including Super Bowl XXXIV and the Rose Bowl. Also contributing to this increase were contractual revenues earned for program enhancement services provided to CBS News in the live television broadcast of its CBS Early Show and Turner Network Television in its broadcast of the Winter Goodwill Games.

         Sales and Marketing

         Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses increased 8% to $936,922 for the quarter ended March 31, 2000 from $867,825 for the quarter ended March 31, 1999. This increase resulted from several factors, including (i) an increase in marketing personnel necessary to support the Company's continued focus on the sales and marketing of the L-VIS System, (ii) the institution of a commission program for sales and marketing executives, and (iii) increased trade show activity. This increase was partially offset by decreased license fees paid to obtain certain international broadcast and programming rights, and a reduction in outside consulting expenses.

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

         Product development expenses increased 114% to $801,948 for the quarter ended March 31, 2000 from $374,290 for the quarter ended March 31, 1999 resulting from a shift in the allocation of new and existing engineering and management personnel to deployment of new applications of our core technology, including our post production product for use in entertainment programming and development work on products for the Internet and interactive television.

         Field Operations and Support

         Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators, the shipping of L-VIS System units to international and domestic venues and support of the L-VIS Systems in the field. Field operations and support expenses increased 16% to $1,429,936 for the quarter ended March 31, 2000 from $1,235,448 for the quarter ended March 31, 1999. This increase was the result of several factors including (i) depreciation expense related to the increased number of L-VIS systems used in both domestic and international venues, (ii) costs associated with increased activity in Europe, (iii) costs associated with program enhancement services provided in news programming for the live television broadcast of the CBS Early Show, and (iv) costs associated with the use of the L-VIS System in Super Bowl XXXIV and post season college football, including the Rose Bowl.

         General and Administrative

         General and administrative costs include salaries of management, financial and support personnel, allocated rent and operating costs and legal and accounting fees. General and administrative costs increased 9% to $951,920 for the quarter ended March 31, 2000 from $874,243 for the quarter ended March 31, 1999, primarily as a result of professional fees associated with newly awarded patents and the defense of the Company's existing intellectual property. Also contributing to this increase were expenses incurred as a result of increased activity with strategic partners in Europe.

         Interest and Other Income

         Interest and other income decreased 34% to $193,308 for the quarter ended March 31, 2000 from $293,176 for the quarter ended March 31, 1999 as a result of lower cash balances available for investment.

         Net Loss

         As a result of the foregoing factors, the Company's net loss increased 16% to $3,137,141 for the quarter ended March 31, 2000 from $2,704,490 for the quarter ended March 31, 1999.

         Nine Months ended March 31, 2000 compared to the nine months ended March 31, 1999

         Revenue

         Total revenue increased 135% to $1,869,948 for the nine months ended March 31, 2000 from $796,378 for the nine months ended March 31, 1999 . Royalties and license fees increased 207% to $975,793 from $318,242 for the nine months ended March 31, 2000 and 1999, respectively, as a result of the addition of Sasani Limited as our exclusive licensee in South Africa and Canwest Global Communications for its use of the L-VIS technology in Canadian television broadcasts. Royalties received from Publicidad Virtual also increased over the prior year due to the restructuring of our licensing agreement allowing the Company to share in revenues generated by Publicidad. Advertising and contract revenue increased 87% to $894,155 from $478,136 for the nine months ended March 31, 2000 and 1999, respectively, as a result of several factors, including (i) increased use of the L-VIS System by MLB during the 1999 baseball season, (ii) revenues earned from CBS Sports for the insertion of the virtual first down line in the national broadcast of 1999-2000 NFL regular season games, (iii) increased use of the L-VIS technology in professional and college football, including Super Bowl XXXIV and the Rose Bowl, and (iv) contractual revenues earned for program enhancement services provided to CBS News in the live television broadcast of its CBS Early Show and Turner Network Television in its broadcast of the Winter Goodwill Games.

         Sales and Marketing

         Total sales and marketing expenses increased 93% to $3,171,416 for the nine months ended March 31, 2000 from $1,645,688 for the nine months ended March 31, 1999 as a result of numerous factors, including (i) an increase in marketing personnel and public relations activity necessary to support the Company's continued focus on the sales and marketing of the L-VIS System, (ii) the institution of a commission program for sales and marketing executives, (iii) license fees paid to obtain certain international broadcast and programming rights, and (iv) non-cash compensation charges incurred in relation to the issuance of options for consulting services associated with promoting the use of PVI's technology in soccer and the television production community. This increase was partially offset by a reduction in outside consulting expenses.

         Product Development

         Product development expenses increased 67% to $2,007,596 for the nine months ended March 31, 2000 from $1,201,044 for the nine months ended March 31, 1999 due to (i) a shift in the allocation of new and existing engineering and management personnel to deployment of new applications of our core technology, including our post production product for use in entertainment programming and development work on products for the Internet and interactive television, and (ii) increased depreciation resulting from additional systems being used for in-house development.

         Field Operations and Support

         Field operations and support expenses increased 41% to $4,356,574 for the nine months ended March 31, 2000 from $3,081,798 for the nine months ended March 31, 1999. This increase was the result of several factors, including (i) the purchase of small parts and expenses associated with the manufacture of additional L-VIS Systems and a mobile production truck, (ii) depreciation expense related to these systems and truck, (iii) costs associated with increased activity in Europe, (iv) costs associated with program enhancement services provided in news programming for the live television broadcast of the CBS Early Show as well as in auto racing, (v) costs associated with the use of the L-VIS System by CBS Sports for the insertion of the virtual first-down marker in NFL regular season football games, and (vi) costs associated with the use of the L-VIS System in Super Bowl XXXIV and post season college football, including the Rose Bowl.

         General and Administrative

         General and administrative expenses increased 15% to $2,810,592 for the nine months ended March 31, 1999 from $2,438,136 for the nine months ended March 31, 1999 as a result of professional fees associated with newly awarded patents and the defense of the Company's existing intellectual property. Also contributing to the increase were non-cash compensation charges incurred for stock options issued to members of the Board of Directors for their services and expenses incurred as a result of increased activity in Europe.

         Interest and Other Income

         Interest and other income decreased 37% to $516,742 for the nine months ended March 31, 2000 from $814,034 for the nine months ended March 31, 1999 as a result of lower cash balances available for investment.

         Tax Benefit

         Tax benefit increased to $596,998 from $0 for the nine months ended March 31, 2000 and 1999, respectively, as a result of the sale of a portion of the Company's state NOL and R&D tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority in 1999 and was not available during the nine months ended March 31, 1999.

         Net Loss

         As a result of the foregoing factors, the Company's net loss increased 39% to $9,362,490 for the nine months ended March 31, 2000 from $6,756,254 for the nine months ended March 31, 1999.

         Year 2000 Risk Compliance

         The Company completed its Y2K project plan and assessment (the "Project") to identify, correct and test all internal and external computer systems as well as identify potential problem areas relative to the Y2K readiness of the Company's suppliers, vendors, customers and business partners. The Company also addressed concerns related to leap year calendar date calculations. As of April 30, 2000, the Company's products, computer and communication infrastructures have operated without Y2K or leap year related problems. The Company has not encountered serious Y2K non-compliance problems with any of its suppliers or broadcast partners. The Company does not anticipate any disruptions in operations but there is no guarantee that the Company has discovered all possible failures. The Company continues to monitor and perform quality assurance checks on its internal systems. The Company spent less than $100,000 on its Y2K Project all of which was incurred in 1999.

         Liquidity and Capital Resources

         The Company has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to (i) start-up costs, (ii) the costs of developing, testing and building L-VIS Systems, (iii) operating expenses relating to sales and marketing activities of the Company, and (iv) the costs associated with the operational support of the L-VIS Systems in both domestic and international field operations. Since its inception, the Company has primarily financed its operations from (i) the net proceeds of approximately $27,900,000 from private placements of common stock, warrants and redeemable preferred stock, including a private placement of common stock in October 1999, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license granted by the Company to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of its common stock which closed in December 1997, (v) revenues and license fees relating to use of the L-VIS System, (vi) investment income earned on cash balances and short term investments, and (vii) the sale of a portion of the Company's state net operating loss and research and development tax credits.

         As of March 31, 2000, the Company's cash and cash equivalents reflected a net decrease of approximately $840,000 to $11,653,909 from $12,494,373 at June 30, 1999. This decrease reflects influx of net proceeds in the amount of $8.2 million from the October 1999 private placement reduced by cash used in operations during the nine month period ended March 31, 2000.

         Net cash used in operating activities increased to $7,004,683 from $4,902,414 for the nine months ended March 31, 2000 and 1999, respectively, for several reasons. Amortization of intangibles increased to $1,288,882 from $385,710 for the nine months ended March 31, 2000 and 1999, respectively, due to the purchase by the Company of certain electronic imaging license rights which are being amortized over their term. Charges associated with option and warrant grants increased to $611,941 from $21,625 for the nine months ended March 31, 2000 and 1999, respectively, as a result of the Company's decision to issue stock for royalties due under the terms of a licensing agreement with the Sarnoff Corporation and option grants to sales and marketing consultants as well as to members of the Board of Directors for their services.

         Depreciation expense increased 55% to $1,393,994 from $901,248 for the nine months ended March 31, 2000 and 1999, respectively, as a direct result of the increased number of L-VIS Systems built for both domestic and international use.

         Net cash used in investing activities increased to $2,298,512 from $1,193,995 for the nine months ended March 31, 2000 and 1999, respectively. This significant use of cash was primarily the result of increased capital expenditures for the purchase of components used in the building of additional L-VIS Systems and a mobile production truck in addition to payments made for certain electronic imaging license rights.

         Net cash proceeds from financing activities increased to $8,462,731 from $100 for the nine months ended March 31, 2000 and 1999, respectively as a result of the receipt of net proceeds of approximately $8.2 million from a private equity offering of the Company's common stock in October 1999. The Company believes that its existing available cash, cash equivalents and short-term investments, as well as the proceeds of this private placement, will be sufficient to meet its capital needs for a period of at least 15 months, although there can be no assurance that the Company will not require additional funds sooner. The Company's actual working capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the Company's ability to maintain its customer base and attract new customers to use the L-VIS System, the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities, technological advances and the status of its competitors. The Company expects to incur costs and expenses in excess of expected revenues through the remainder of the current fiscal year as the Company continues to execute its business strategy by adding to its sales and marketing management force in its efforts to strengthen relationships with rights holders, broadcasters and advertisers.

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

         -        adverse publicity and news coverage;

         -        loss of key employees; and

         -        Year 2000 compliance problems.

         Item 3   Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have material exposure to market risk from market risk sensitive instruments.

         Part II

         Item  2  Changes in Securities and Use of Proceeds

         On each of January 10, 2000, and April 7, 2000 the Company issued 14,286 shares of common stock to the Sarnoff Corporation (formerly, the David Sarnoff Research Center) as royalty payments for the fiscal quarters ended December 31, 1999 and March 31, 2000, pursuant to the terms of a Research Agreement between the Company and the David Sarnoff Research Center, dated June 1995, as amended. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D as a transaction not involving a public offering. The common stock was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate issued. The Sarnoff Corporation received adequate information about the Company.

         The Company commenced an initial public offering of its common stock, no par value on December 16, 1997 pursuant to a registration statement on Form SB-2 (Registration No. 333-37725) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1997. From the effective date of the Registration Statement to March 31, 2000, the approximate amount of net offering proceeds used was $3,210,000 for repayment of indebtedness and expenses related thereto, $7,766,000 for the manufacture and deployment of L-VIS(TM) Systems, $3,425,000 for research and development, $4,841,000 for sales and marketing, $3,954,000 for capital expenditures, and approximately $1,939,000 for working capital and general corporate purposes.

         Item 5   Other Information

         On April 5, 2000 The Board of Directors authorized an amendment to the Company's Amended 1993 Stock Option plan to increase the authorized number of shares which may be issued pursuant to options granted under the Plan from 2,160,000 shares to 3,660,000 shares, subject to shareholder approval and ratification within one year.

         Item 6   Exhibits and Reports on Form 8-K

         (a)     Exhibits

         3.1 Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

         3.2 Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1999).

         10.1 Letter agreement dated April 21, 2000 between the Company and NFL International, a division of NFL Enterprises, L.P.*

         27.1     Financial Data Schedule

     * Confidential treatment has been requested with respect to a portion of this agreement.

(b)      Reports on Form 8-K.

         None.


         Signatures

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Princeton Video Image, Inc.


      May 12, 2000                     By:      /s/ Dennis P. Wilkinson
      ----------------------                    -----------------------
                                                Dennis P. Wilkinson,
                                                President and
                                                Chief Executive Officer

      May 12, 2000                     By:      /s/ Lawrence L. Epstein
      -----------------------                   -----------------------
                                                Lawrence L. Epstein,
                                                Chief Financial Officer