Form 10-K
period 2000-06-30
PRINCETON VIDEO IMAGE INC
filed 2000-09-28
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the fiscal year ended June 30, 2000

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from _______ to _______.

                        Commission File Number 000-23415
                           Princeton Video Image, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           New Jersey                                     22-3062052
           ----------                                     ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

                15 Princess Road, Lawrenceville, New Jersey 08648
               (Address of Principal Executive Offices) (Zip Code)

                                  609-912-9400
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
     Title of Each Class                           on Which Registered
     -------------------                           -------------------
           None                                            None


          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                               Title of Each Class

      Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $49,049,437, based upon the last sales price on September 15, 2000.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,061,423 shares of Common Stock, no par value per share, were outstanding on September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 5, 2000, is incorporated by reference in Part III of this Form.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

        Princeton Video Image, Inc. ("PVI", "we", "us") developed and is marketing a real-time video insertion system that, through patented computer vision technology, places computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. During the broadcast of a sports or entertainment program, for example, an image can be placed to appear to be physically located in various high visibility locations in the stadium, on the playing field, or as part of the natural landscape of the scene. The Live Video Insertion System (the "L-VIS(TM) System") has been used to insert images, including advertising images and program enhancements, into both live and pre-recorded television broadcasts. As part of our research and development program, we are developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications will enable the viewer to influence the on-screen presentation of a broadcast which utilizes the L-VIS System by using a mouse or other pointer, for example, to indicate areas of interest. We are also marketing our systems on a worldwide basis through licensing and royalty agreements and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Brussels, Belgium.

        We believe that our L-VIS System, which is an integrated hardware and software system, can benefit (i) advertisers, through the placement of their ads in high visibility locations and by the ability to provide specific advertising to specific geographical regions; (ii) broadcasters and program producers, through a new revenue stream from additional inventory of advertising space or program enhancements; and (iii) teams and leagues, through increased revenue streams and greater flexibility and control over in-stadium advertising. The L-VIS System has been used to insert images into live and pre-recorded television broadcasts including baseball games, soccer matches, football games, motor sports, horse races, tennis matches, ski jumping events, telethons, and entertainment programming. In the future, viewers may be able to customize their own television viewing experience by interacting with images inserted by our L-VIS System.

        It is our objective to become the leading provider of electronic advertising and program enhancements to the broadcasters of sports and entertainment programming as well as to television advertising markets worldwide. The key elements of our strategy are (i) developing relationships with sports rights owners such as the National Football League ("NFL"), National Basketball Association ("NBA"), Major League Baseball ("MLB"), FIFA (soccer's international governing body), specific teams and the governing bodies of other sports; (ii) developing relationships with non-sports rights owners of first run and syndicated entertainment programming; (iii) furthering our relationships with national network broadcasters such as NBC, CBS, ABC, ESPN, TNT, and FOX;
(iv) working with high-profile advertisers to assist them in understanding and capitalizing on the use of the L-VIS System; and (v) developing and enhancing L-VIS System software so it can be used in Internet and interactive television products as well as for additional sports and entertainment applications.

        This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by the use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends," or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements we make. Factors described in this Annual Report on Form 10-K, including without limitation those identified in this Item 1, "Business" and in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" could cause our actual results to differ materially from those expressed in any forward-looking statement we make. We do not promise to update forward-looking information or any other information to reflect actual results or changes in assumptions or other factors that could affect those statements.

        We were incorporated in New Jersey on July 23, 1990.

OVERVIEW OF THE TELEVISION ADVERTISING AND SPONSORSHIP MARKET

        Sports advertising and sponsorship is a significant market both inside and outside the United States. Advertisers in the United States spent an aggregate of approximately $10.9 billion to purchase television advertising and sponsorship rights with respect to sporting events in 1999, according to information from the following industry sources. The 1999 network and cable television sports advertising markets in the United States were reported by Paul Kagan Associates, Inc. ("Kagan Associates") to be approximately $3.8 billion and $1.2 billion, respectively. The December 1999 IEG Sponsorship Report, a sports newsletter published biweekly by IEG, Inc., projected that $5.92 billion would be spent to sponsor specific teams, stadium locations and sporting events in 1999.

        The cost of a television commercial spot is normally a function of the nature and size of the expected audience of the event to be broadcast. A spot in a national broadcast of a major sporting event, such as the Super Bowl or a World Series game, sells for a price many times that of a spot in a regular season game broadcast only locally or regionally. For example, the costs of a 30-second spot in the broadcast of a local 1999 regular season Philadelphia Phillies baseball game, a 1999 nationally broadcast Monday night NFL football game and the 1999 Super Bowl were approximately $3,000, $380,000 and $1,600,000, respectively. Television broadcasters (including national television and cable networks, regional cable networks, and local television and cable operators) purchase television broadcast rights to sporting events from the holders of those rights, which include individual teams as well as various leagues, federations, associations and other organizations representing both professional and amateur sports. Rights to specific games or events may be held by teams, leagues, associations, or any combination thereof, depending on the arrangements under which each sport is organized.

        We believe that the growth of sports advertising and sponsorship is largely driven by the desire on the part of advertisers to be "in the game" by having their brands and products visible during the broadcast of televised live or pre-recorded events. The development of video insertion technology has created a new method of advertising in which the electronically inserted brand or message can appear, to the television viewer, to be a part of the stadium or natural landscape where the event is taking place. The L-VIS System can increase the signage capacity of the stadium or venue from the television viewer's perspective. By exposing the television viewer to the brand or message during the event, the advertiser is "in the game" and can be more confident that its message will actually be seen by the viewer, as the advertisement can be placed strategically to appear on the television screen where traditional signage may not be practical or available.

        Sponsorship generally entails associating the sponsor's name with the event or stadium as well as signage rights, i.e., the prominent display of the sponsor's name and products in specified locations in the stadium or broadcast. Sponsors purchase sponsorship rights from the holders of those rights. Like broadcast rights, the ownership of sponsorship rights depends on the specific sport and the event or location. In some cases, the owner of the venue at which an event is staged holds the sponsorship rights to the event. In other cases, the team owner may own the sponsorship rights, including signage. Advertisers or their representatives negotiate sponsorship arrangements directly with sponsorship rights holders and not with broadcasters. Since broadcasters historically have not shared in sponsorship revenue, they traditionally have not assisted sponsorship programs. In order to interest broadcasters in the capabilities of the L-VIS System, we have made program enhancements available, such as the virtual first down line in football and the virtual finish line in horse racing.

        The success of the L-VIS System requires that we enter into satisfactory commercial arrangements with advertisers, rights holders and broadcasters. To date, many of the major broadcasters and a limited number of the broadcast rights holders and advertisers have agreed to use our L-VIS System during live and pre-recorded sports and entertainment broadcasts. Our continued expansion will depend on, among other things, our ability to identify markets, to manage growth, and to hire and retain skilled personnel. Some press coverage of our technology has raised concerns about its desirability and potential misuse relating to television tampering, ethics, and over commercialization. There can be no assurance that the use of our L-VIS System will be accepted by television viewers or that we will be able to combat effectively potential future negative publicity regarding ours or similar technology. To the extent that we are unable to more successfully market the L-VIS System our business might not develop as quickly or to the extent necessary to support our current level of operations.

ABILITIES OF THE L-VIS SYSTEM

        We believe that the L-VIS(TM) System provides advantages when compared to traditional 30-second advertising spots and other forms of advertising because the L-VIS System:

         - Allows for "in the game" advertising. The L-VIS System allows an advertiser to be "in the game" or broadcast, by having their brands and products visible during the broadcast of televised live and pre-recorded sports and entertainment programming;

         -        Reduces the effect of channel surfing and viewer muting.
                  Because the L-VIS System allows for "in the game" advertising, the negative effect of channel surfing, which often occurs during traditional 30-second advertising spots, may be reduced;

         -        Allows placement of advertising in high visibility locations.
                  The L-VIS System allows for the insertion of images into places that otherwise might not be used for advertising because of potential interference with the actual physical playing surface or background such as the wall behind homeplate in a baseball game;

         - Creates new inventory for advertising rights holders. The L-VIS System allows for new advertising by providing for the insertion of images in locations that are unavailable for conventional billboards, such as the racetrack in a motor sports event, or the natural landscape or background during news and other entertainment programming;

         - Allows for "narrow casting" of specific advertising to specific geographical regions. The L-VIS System also allows for specific advertising to specific geographical regions. Thus, where desired, a rights holder can sell the same advertising space to different advertisers in different markets; for instance, the Philadelphia broadcast of a San Diego Padres-Philadelphia Phillies MLB game can include a different inserted advertisement behind homeplate than the San Diego broadcast;

         - Provides for animation and audio-video advertising. The L-VIS System may be used, when appropriate, to insert animation and audio-video advertising within the program to enhance the impact of the advertising;

         - Allows branding of an event. Insertions made during a live broadcast will be captured, or branded, on recordings of the event and may then be shown around the world in re-broadcasts and highlight films of the event. An advertiser will benefit from every re-broadcast, such as re-broadcasts which occur during the sports segment of most news programs; and

         - Provides advertising to otherwise advertising-free environments. Our technology can be used to insert advertising into otherwise advertising-free environments, e.g., pay-per-view concerts, sports and entertainment programming.

THE L-VIS SYSTEM TECHNOLOGY

        Our L-VIS System is a system of proprietary hardware and software which we have designed to insert electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. The inserted images may be two or three dimensional, static or animated, opaque or semi-transparent and may be placed so that the inserted images appear to exist on the playing field, in the stadium or venue where a game or sporting event is being played, or in the background or natural landscape in entertainment programming. If a player or other object moves in front of an image that is inserted on a wall, in the background, or on a playing field, the L-VIS System is programmed so that the passing object occludes that portion of the inserted image. The L-VIS System can also be used to insert a free standing image so that the image will occlude a person or other object which "passes behind" it.

        The basic L-VIS System, also referred to as the "Vision" system relies on computer vision techniques that recognize prominent features in the television picture and track the motion of the scene. This L-VIS System and its operator may be located at the site of the event, at the network studios of the broadcaster or at an individual station or cable system head-end carrying the broadcast. Before the broadcast, the advertising images to be inserted are prepared and the operator identifies the location in the broadcast scene where the images will be inserted. The Vision system is designed to recognize the broadcast scene in real time during the broadcast and to insert the image as instructed each time the broadcast scene containing the insert location appears. The operator controls which of several images is selected for insertion and when it will be inserted.

        We have designed software that allows for the use of the L-VIS System using this computer vision technology in the live broadcasts of football, baseball and soccer. For instance, in baseball our software allows images to be inserted on the wall behind home plate, the outfield wall or the area above the outfield wall. To the television viewer, a non-animated advertisement inserted with the L-VIS Vision system, such as an advertisement on the wall behind home plate, appears to be part of the original scene, in proper perspective and fixed in the scene as the camera pans, tilts and zooms, and as players move in front of the image. Furthermore, because an inserted image is not present at the actual site of a sporting event, any distraction caused to the players by other types of advertising such as scrolling billboards will not be present. A camera sensor enhanced version of the L-VIS System can be used on almost any event including horseracing, basketball, tennis and automobile racing broadcasts.

        In May 2000, we announced a new product line, called iPoint, which is based on the basic broadcast technologies described above but which will have major implications in individualized, interactive television. While in the case of the basic L-VIS product, the entire television viewing audience sees the same insertions, in the case of the iPoint product line, it is intended that each television viewer will see advertising and features designed specifically for that individual viewer. The iPoint product is being developed to use the same technology at the stadium, or other program origination site, as in the basic L-VIS System, but the actual execution of the insertions is intended to be done locally on the television or personal computer at home using software installed in the individual television viewer's set top cable box. Using this digital set top box technology that is being developed to run our software, internet delivered advertisements and features can be inserted into the individual television broadcast based on customer preferences. These advertisements and features can be interactive, as well, allowing the viewer to customize their viewing experience by selecting particular enhancements or options. An iPoint enhanced baseball game, for instance, would allow viewers to select such virtual enhancements as "clickable" player statistics or a virtual strike zone. Entertainment programs could include interactive objects or virtual products, giving the user instant pricing or detailed information without leaving the program.

        The first stage for iPoint is its implementation by the personal computer user. We entered into an agreement with RealNetworks, Inc. ("RealNetworks") in May 2000, in which we have agreed to jointly develop the software necessary to permit insertion of internet delivered advertisements and features into streaming media on individual personal computers. We also entered into an agreement in May 2000 with Engage, Inc. whereby we have agreed to work collaboratively to provide marketing and advertising services to the television broadcast industry for the application being developed by us with RealNetworks. When this phase of development is completed the next step will be the implementation of the iPoint product into the set top box used by cable companies to deliver television programming into households.

         We operate in a rapidly developing commercial and technological environment. Our success will depend in part upon our ability to develop products for the Internet and interactive television as well as product enhancements that keep pace with continuing changes in technology and customer preferences. Our failure to develop these products on a timely basis would limit the growth potential of our business and thus have an adverse effect on our business, financial condition and the results of our operations. The video, electronics, data processing, broadcast television and cable television industries are changing rapidly due to, among other things, technological improvements, consolidations of companies and changes in consumer preferences. In particular, the live video image insertion market is relatively new and continues to adapt to the changing preferences and customs of the broadcasters, rights holders, and the ultimate television viewer. We anticipate that as the market develops, it will continue to be affected by technological change and product improvements as well as changes in industry broadcast standards.

STRATEGY
        Our objective is to become the leading provider of electronic advertising and program enhancements to the broadcasters of sports and entertainment programming as well as to television advertising markets worldwide. The key elements of our strategy include:

         - Developing relationships with rights owners. We intend to continue developing our relationships with rights owners such as the NFL, MLB, NBA, FIFA, NASCAR, IRL, NHL, specific teams and other sports governing bodies as well as the owners of first run and syndicated entertainment programs;

         - Developing relationships with broadcasters. We intend to continue to develop the relationships we currently have with national network broadcasters such as NBC, CBS, ABC, ESPN, TNT and FOX;

         - Working with high-profile advertisers. To promote acceptance of the L-VIS System, our marketing executives are actively discussing the unique uses and benefits of our L-VIS System with high-profile advertisers. Our efforts in this area continue to expand because of the potential benefits be believe would result from the endorsement of our technology by the advertising community;

         - Enhancing and developing additional L-VIS System software. In addition to enhancing our existing software for use of the L-VIS System during football games, baseball games, soccer games, tennis matches, ski jumping and motor sports events, we are developing, software which would allow for the use of the L-VIS System during the broadcast of additional sports and other entertainment programming, including basketball games and golf. We are also developing our new iPoint product in order to expand the use of our technology to the Internet and in interactive television. This type of interactivity may become particularly interesting to the individual television viewer when he is able to use the iPoint product to control the specific advertising insertions he sees.

OWNERSHIP OF VIDEO INSERTION RIGHTS

        In the NFL, all television, video insertion and national sponsorship rights are controlled by the league for all regular season games, the playoffs, the Super Bowl and the Pro-Bowl. Such rights are controlled by individual NFL teams with respect to all pre-season games. The NFL is under contract with ABC, CBS, FOX and ESPN for the rights to broadcast various NFL football games during the 2000 NFL season. Kagan Associates estimated that the national network broadcasters holding rights to NFL games in 1999 generated an aggregate of approximately $1.3 billion in revenues through the sale of television advertisements with respect to their broadcast of regular season and playoff games, including the 1999 Super Bowl on FOX.

        In college football, the television advertising, sponsorship and video insertion rights to regular season games are held by various college football conferences. The rights to the various college bowl games are owned by bowl committees which are often non-profit corporations established to host a bowl game. Both the conferences and the committees, like other rights holders, contract with broadcasters for the national or local broadcast of their games. Kagan Associates estimated that in 1999, ABC, NBC and CBS generated approximately $229 million, $18.0 million and $48.0 million, respectively, in advertising revenues relating to their regular season and college bowl game broadcast rights.

        MLB holds all television, sponsorship and video insertion advertising rights with respect to regular season nationally broadcast games, the All Star Game, playoff games, the World Series and the international distribution of regular season games. Kagan Associates estimated that the advertising revenues received by the four major over-the-air broadcast networks with respect to MLB totaled approximately $322 million in 1997, $271 million in 1998 and $330 million in 1999. Generally, the local television rights, video insertion and sponsorship rights to regular season baseball games are held individually by each of the 30 MLB teams. Typically, each team sells to over-the-air and cable broadcasters the broadcast and television advertising rights to individual games or packages of multiple games for a fixed fee and solicits potential sponsors using a media sales group. The broadcasters earn revenues through the sale of 30-second spots to local and national advertisers.

        The broadcast of football, baseball and any other type of sporting event is governed by agreements among the applicable teams, leagues, broadcasters and the sports federation, if any. Impediments to use of the L-VIS System during the broadcast of the sporting events covered by any of these agreements could have a material adverse effect on our business, financial condition and the results of our operations by limiting its acceptance and use in television programming. In many instances, these agreements provide that different persons control the copyrights to the broadcasts in differing circumstances, for instance, regular season play versus playoffs. Agreements often govern permitted forms of advertising and modifications to the broadcast. Use of live video insertion technology is not specifically discussed in some existing agreements and under these circumstances it is not clear whose permission must be obtained to use the L-VIS System. If we use our L-VIS System without the permission of the appropriate parties, such use can be challenged. The defense and prosecution of copyright suits is both costly and time-consuming and current broadcast copyright holders might not agree to amend current agreements to allow for or facilitate the use of our technology on terms acceptable to us.

SALES AND MARKETING

        We expect to continue to generate revenues from the sharing of advertising revenue among ourselves, rights holders and broadcasters and, in certain circumstances, through the licensing of our technology. As discussed above, the right to insert electronic images for advertising purposes into a live or pre-recorded broadcast, and hence the right to sell advertising using the L-VIS System, is held by different groups depending, in most cases, on the programming event or sport involved, the status of the game, i.e., pre-season, regular season or post-season, and whether the programming or game is to be broadcast internationally, nationally or locally. These rights may be sold for specific programming events or games and/or entire seasons to another party, most notably a broadcaster who pays the rights holder an up-front fee for such rights. In each case, we must negotiate for the use of the L-VIS System with the rights holder or holders, typically in exchange for a percentage of the advertising revenue generated using the L-VIS System or for a contracted fee. When the L-VIS System uses the live feed from the broadcaster to insert its electronic images, such broadcaster must also approve the use of the L-VIS System. Accordingly, arrangements with several parties including the rights holder and the broadcaster must be established. The L-VIS System has been used during the broadcast of, among other events, (i) the international broadcast of Super Bowls XXXIV, XXXIII and XXXII in January 2000, 1999 and 1998,
(ii) the CBS News' Early Show in its daily weekday news programming under a multi-year agreement beginning in November 1999, (iii) 2000, 1999, and 1998 MLB home games of the Philadelphia Phillies and the San Diego Padres, (iv) NFL games during the 1999-2000 and 2000-2001 regular season and playoff games broadcast by CBS Sports, (v) ESPN Sunday Night Baseball games during the 1999-2000 and 2000-2001 regular season, and (vi) IRL national telecasts on ABC and ESPN for their 2000 series, including the Indianapolis 500 in May 2000. There can be no assurance, however, that we will be successful in establishing or maintaining a relationship with any of these parties.

        The ultimate customers of our L-VIS System are expected to continue to be advertisers, sponsors, broadcasters and rights holders. Revenues flow from the advertisers and sponsors to the rights holders who pay a share of those revenues to us. We provide the L-VIS System and support services to the rights holders and we are paid by the rights holders either a percentage of the advertising revenues derived from use of the L-VIS System or an agreed upon fixed fee for services provided. The rights holders enter into agreements with broadcasters to provide the services necessary for use of our L-VIS System. The advertising space using the L-VIS System is then sold either by the rights owner or by the broadcaster, depending on the specific arrangement between such parties, and the advertising revenues are shared among the rights owner, the broadcaster and us. As a result, we often rely upon the marketing and advertising staffs of these rights holders and broadcasters, which typically target the manufacturers or producers of nationally distributed products. The broadcast rights holders have been only moderately successful in selling L-VIS System advertising. If the broadcast rights holders are unable to enter into higher paying or a greater number of arrangements with advertisers, this failure could inhibit the growth in our revenue stream. In order to mitigate this dependency on third parties, we are actively promoting the advantages of the L-VIS System directly to major advertisers. We believe that promotion is important in influencing market acceptance of the L-VIS System among potential advertisers.

        Over the past several years, we have focused our sales and marketing efforts on those sports that account for a significant amount of the United States or worldwide advertising and sponsorship expenditures and in a growing number of entertainment programming applications. Following is an explanation of our sales and marketing strategy for several of our target markets:

        FOOTBALL

        In football, we have developed several different applications for advertising and the use of viewer enhancements. In one application the L-VIS System software has been designed to insert images in the vicinity of the goal posts either as a lead-in to commercial breaks or during field goal and extra-point attempts. Insertions in the vicinity of the goal posts offer rights holders the ability to sell advertising for a high visibility location where advertising was not previously located. In another application, a line indicating the first down line is inserted into the live event. In this case, we provide the service to the broadcaster for a fee. This line can also be sponsored and the sponsors' logo can appear on the line. We expect these applications to account for substantially all of our football revenue.

        During NFL pre-season in August 2000, the L-VIS System was used in games of the Minnesota Vikings to insert promotional material and advertising in the broadcasts. Super Bowl XXXIII in January 1999 featured PVI inserts in both the domestic and international feeds: player introductions in the domestic feed and three custom advertising feeds for Mexico, Canada and the world feed in international broadcasts, including advertisements for Charles Schwab and General Motors. The Coca-Cola Company was the exclusive sponsor during the international broadcast of Super Bowl XXXII in January 1998 when our L-VIS System was used to insert electronic images on their behalf.

        During the regular NFL seasons in 2000 and 1999, the we used the L-VIS technology to insert a first down line in CBS national broadcasts, including post season playoff games. The first down line appears to be popular with the viewing audience and similar technology could be used to put advertising on the field, in the form of a "branded" first down line, for example, if the rights owner permits it. Although the NFL does not permit signage in the broadcasts of its regular season games at the present time, we continue to pursue this possibility. In 1999, we signed an agreement with the NFL International giving us exclusive electronic insertion rights to the NFL Europe League, the international broadcast of the domestic NFL games including the Super Bowl game and the domestic broadcast of the Europe League games. This agreement was renewed in April 2000 and has been extended through the January 2002 Super Bowl.

        From time to time, the L-VIS System has been used in the broadcast of college football games. Most recently, in January 2000, the L-VIS System was used during the ABC broadcast of the Rose Bowl in Pasadena, California. The ESPN sports network first used the L-VIS System in the broadcast of football games during the 1995 fall college football season, including its broadcasts of the Holiday Bowl and the Peach Bowl. Since then, ESPN and ESPN2 have used the L-VIS System to make insertions in numerous college football broadcasts. We intend to continue to pursue additional arrangements for the use of the L-VIS System with respect to the broadcast of NFL and college football games. However, there can be no assurance that we will be successful in creating greater interest for use of the L-VIS System with respect to the broadcast of either NFL or college football games.

        BASEBALL

        We focused our initial marketing efforts on the local MLB market because the advertising rights in each local market are typically held by the individual teams in that market. This provides a greater number of potential customers than are available in many other sports. Because a normal baseball game is divided into 18 half-innings, advertisements can be sold by the rights holder using a half-inning advertising unit, which enables the rights holder to know exactly how many advertising units may be sold and what its revenues will be from the sale of such advertising. We have negotiated and intend to continue negotiating for the right to consent to any pricing model before its implementation.

        Since its initial use on television in the 1995 broadcast of local baseball games by Comcast Cable of New Jersey, the L-VIS System has been used by numerous baseball teams and broadcasters. The San Diego Padres have used the L-VIS System throughout the 1997, 1998 and 1999 MLB season and are currently under contract to use the L-VIS System throughout the 2000 MLB season. The Philadelphia Phillies have used our L-VIS System throughout the 1998 and 1999 MLB season for broadcasts of home games and are currently under contract for the 2000 MLB season. Prior to the 2000 MLB season, the San Francisco Giants used the L-VIS System for broadcasts of Giants home games on the San Francisco station KTVU and SportsChannel during the 1996-1999 MLB seasons. In addition, FOX carried one of the Giants home games on its "Game of the Week" program during which our L-VIS System was used. The Giants paid fees to the broadcaster for use of the video feed required by the L-VIS System and to facilitate its utilization.

        In February 2000, ESPN contracted with us to create and insert virtual advertisements using the L-VIS System in a minimum of twenty nationally telecast ESPN Sunday Night Baseball Games during the 2000 season and the agreement was expanded in August 2000 to include four additional games on the ESPN2 network. Prior to this, we had entered into an agreement with ESPN in 1998 whereby ESPN used the L-VIS System to insert advertising in selected Sunday Night national broadcasts of MLB games. The first interleague game in 1998 between the New York Mets and the New York Yankees featured advertising that we inserted. This agreement with ESPN was renewed for the 1999 season and the L-VIS System was used in the broadcast of the 1999 opening day game of the MLB season.

        We are continuing our efforts to contract with other baseball teams to use our technology and to renew existing relationships with the individual teams and the national broadcasters. There can be no assurance, however, that we will be successful in creating greater interest for use of the L-VIS System in MLB.

        SOCCER

        Although revenues from soccer television advertising in the United States historically have been very small, we have marketed, and intend to continue marketing, the L-VIS System for use in soccer matches in Europe, Latin America and Asia, where the popularity of soccer is significantly greater than in the United States.

        The basic L-VIS System was designed to insert an image onto the center circle of a soccer field. In March 2000, our Latin American licensee, Publicidad Virtual, S.A. de C.V., entered into a multi-year agreement with Televisa and TV Azteca, Mexico's two largest television networks for the use of the L-VIS System. Under the terms of the agreement, Publicidad will insert virtual advertisements in the broadcast of a minimum of twenty Mexican National Soccer Teams' games. The agreement includes the telecast of World Cup 2002 qualifying games.

        Beginning with the first use of our L-VIS System in soccer to insert advertising logos during live international broadcasts of the Parmalat Cup tournament in August 1995, the L-VIS System has been used both nationally and internationally. RTBF, the French language national broadcaster in Belgium, successfully used the L-VIS System in May 1996 to insert three-dimensional images into the broadcast of the Belgian Cup. We have also used the L-VIS System to insert logos during the December 1996 World Cup qualifying match between the Dutch and Belgian national teams and, by a licensee to insert advertisements in more than 400 soccer matches in Mexico.

        Because it is our understanding that FIFA continues to evaluate its position on the insertion of advertising on to the field of play, we continue to explore ways to encourage FIFA to grant permission to use the L-VIS System in FIFA-sanctioned matches. The L-VIS System has not been used in FIFA-sanctioned matches to insert images on the field of play while a match is in progress. Instead, the L-VIS System has been used before and after a match. In addition, we have discussed using the L-VIS System to insert advertising on sideboards during FIFA-sanctioned matches. Without the permission of FIFA, however, our potential revenue from soccer will be substantially reduced. There can be no assurance that FIFA will give such permission.

        MOTOR SPORTS

        In March 2000, the Indy Racing League ("IRL") became the first major motor sport to utilize virtual advertising in the national telecast of their entire 2000 racing season. The IRL races are telecast over either ABC or ESPN and include the broadcast of the Indianapolis 500 in May 2000. The L-VIS System has been used to insert virtual images into the natural landscape of the broadcast, both in the middle of the field and on the race track. This deal marked the first time a major motor sports rights holder elected to use virtual signage in place of traditional site based signage during its broadcasts. Prior to our entering into this agreement with the IRL, the L-VIS System was used in several other major motor sports events including the Brickyard 400 in August 1998 and 1999.

        OTHER SPORTS

        Kagan Associates estimated that in 1999, 16.7% and 5.2% of the combined sports advertising revenues generated by ABC, CBS, NBC and FOX were for basketball and golf, respectively. We have also provided services using the L-VIS System in other sports programming. ESPN used the L-VIS System in international broadcasts of the 1997 and 1998 X-Games, which were taped in San Diego. Turner Sports used the L-VIS System in its telecasts of the Goodwill Games ski jump event in February 2000, placing a virtual line marking the length of the longest jump and an animated virtual sign showing wind speed and direction. We are currently in discussions with Jack Nicklaus Productions to add virtual images to certain golf events and we have entered into an agreement with Outdoor Life Network (OLN) whereby OLN will sell to sponsors virtual signage to be placed in cycling broadcasts.

INTERNATIONAL BUSINESS STRATEGY

        Our strategy with respect to sports and entertainment programming originating outside of the United States is to enter into royalty and licensing agreements either with foreign broadcast and sports marketing experts or by the formation of foreign subsidiaries either majority or wholly owned by PVI. In June 2000, we formed PVI Europe, a majority-owned subsidiary headquartered in Belgium, for the purpose of marketing our L-VIS System throughout all of Europe with the exception of Spain and Portugal.

        In August 1999, we entered into a license agreement with Sistemas de Publicidad Virtual, S.L., ("Sistemas") granting to Sistemas exclusive rights to exploit the commercial use of the L-VIS System for television broadcasts which originate and are intended for telecast solely within Spain and Portugal. Under the terms of this agreement, Sistemas will pay us royalties of 30% based upon revenues generated from use of the L-VIS System. The license agreement terminates after five years but includes a five year renewal option. In March 1999, we renegotiated the terms of a License Agreement we had entered into with Publicidad Virtual, S.A. de C.V. ("Publicidad") in 1993 which had granted an exclusive, royalty-free license to use, market and sub-license the L-VIS System throughout Mexico, Central and South America and the Spanish-speaking markets in the Caribbean basin. As a result of the renegotiation, we now receive royalties from Publicidad based on their net revenues. The L-VIS System has been used by the clients of Publicidad to place insertions into broadcasts of more than 400 soccer matches, plus tennis matches, bullfights and entertainment programming including concerts. We expect that the largest international market for the L-VIS System will be for soccer matches and entertainment programming.

        In June 2000, we terminated a license agreement which had been entered into with Sasani Limited of South Africa in January 1999. We are currently in discussions with several potential licensees in South Africa to continue the work which was begun by Sasani. The L-VIS System has been used to place insertions into broadcasts of numerous soccer matches on behalf of clients of Sasani Limited and we will continue to explore the market potential in South Africa as part of our strategy to become the leading provider of electronic advertising and program enhancements worldwide.

        There can be no assurance that we will be able to enter into or maintain favorable relationships with any partners or licensees, that any partners or licensees will establish a market for the L-VIS System, that any relationships will generate any revenue for us, or that any partners or licensees will act in good faith and perform their obligations to us. To the extent that we have entered into these exclusive arrangements in a particular market, we are dependent upon these partners or licensees' to generate revenues for us. Their failure could preclude us from generating material revenues in such geographical area or with respect to a specific sport, as the case may be.

        There are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences. In addition, we may not succeed in creating a material business internationally. We have granted some parties exclusive rights to territories or specific sporting events, which means that we must rely on their success in these areas. Their failure could greatly reduce the potential growth of our international business.

RESEARCH AND DEVELOPMENT

        The L-VIS System is designed using a Flex-Card hardware platform. This platform is more powerful than previous platforms and allows for re-configuration. We have designed the Flex-Card L-VIS System to provide multiple insertion capability, multiple camera capability and an expanded zoom range, and we have created a simplified graphical user-based interface. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development", regarding costs of research and development in each of the last two fiscal years.

        We are continuing to improve existing software for use of the L-VIS System during the broadcast of football games, baseball games, soccer games, tennis matches and motor sports. Further, we are developing software to permit the use of our L-VIS System during the broadcast of basketball games and golf and other sports. We have also made the L-VIS System available for use with other events such as award shows, news programming, pay-per-view boxing and concerts. We believe that there may be important applications of our technology as it relates to these sports and entertainment programs when viewed with interactive television and/or the Internet.

        The L-VIS System can still only be used for some programs under certain circumstances. During live events, we must have the cooperation of the broadcaster to obtain acceptable results. In the past the L-VIS System has been operated mainly by our personnel, but, increasingly is operated by operators trained by us. We are working to develop additional software and hardware and train personnel to achieve a more user-friendly product with wider potential use.

COMPETITION

        PVI knows of three international organizations that have developed and are continuing to develop processes and equipment to pursue an advertising business similar to our owns. These organizations are Symah Vision-SA ("Symah"), Orad Hi Tech Systems Ltd. ("Orad") and SciDel Technologies Ltd. ("SciDel"). Symah is owned by the LaGardere Group, which controls Matra-Hachette, a large French defense and publishing company. Symah has demonstrated its system publicly and is actively marketing its system in Europe. We believe that Symah's system has been used in Europe during the broadcast of over 300 sporting events. Orad was founded in 1993 as part of the ORMAT Group, an Israeli company originally established to create alternative energy power stations. Orad, which is partly owned by ISL, a Swiss sports-marketing firm, has two subsidiaries, Orad Inc. in the U.S. and Orad GmbH based in Germany. Orad's primary business is selling virtual sets and Orad Inc. is responsible for the worldwide marketing of Orad's virtual advertising system, "ImADgine". SciDel is a subsidiary of Scitex, a large Israeli corporation that provides services in the electronic imaging area primarily for the printing and publishing industries. Both the Orad and SciDel systems have been used during some live commercial broadcasts. We believe each of these competitors has one or more patents or patent applications relating to real-time video insertion. Although we believe that use of the L-VIS System does not infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against us (see next paragraph below). We believe that the SciDel system violates one of our basic patents, and in June 1999, filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli Company, Scidel Technologies Ltd. Scidel has responded by denying the charges and claiming that our patents are invalid.

        In addition, we are aware of one U.S. company, Sportvision, which is using technology similar to our own for inserting viewer enhancements, such as a first down line in football, into live television broadcasts. As far as we know, Sportvision has not been active in the advertising part of the business. On October 4, 1999, Sportvision and Fox Sports Productions filed suit in U.S. District Court in San Jose, California against PVI claiming that the use of our products infringes a recently issued patent (U.S. No. 5,917,553) which is licensed to Sportvision. Not only do we deny infringement, but we believe the patent licensed to Sportvision is invalid and is based on an invention actually conceived and made by PVI.

        In addition to these known competitors, we expect substantial competition from established broadcast business participants, if the market for video insertion technology, including virtual advertisements, proves successful. These potential competitors will likely have substantially greater financial, technical, marketing and other resources and many more highly skilled individuals than we do. Furthermore, such potential competitors may have greater name recognition and extensive customer bases that could be utilized to gain significant market share, to our detriment. Our competitors may be able to produce superior products, including products with new features, undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we can. There is no assurance that we will be able to compete effectively with current or future competitors.

        In addition to the products of these competitors, the L-VIS System will compete with advertisers' use of traditional 30-second advertising spots, which remain the standard in the television advertising industry, and traditional signage and sponsorship programs. Our revenues will be partially dependent upon television sports advertisers allocating a portion of their advertising budgets to use the L-VIS System. There can be no assurance that advertisers will allocate their advertising expenses in the manner currently anticipated by us. Existing advertisers may be reluctant to use a new technology. Advertisers' may not believe that their sales will increase as a result of the use of our technology. The competition is likely to be more intense where we are competing for television advertising and sponsorship dollars that are currently spent on traditional media, such as 30-second spots or scrolling billboards. We need the cooperation of the sponsorship advertising sales departments of team owners, other rights holders and broadcasters. We rely on these entities for the sale of our products to advertisers, buy they may have incentives to sell alternative advertising or sponsorship inventory rather than our services. This could have a material adverse effect on our business, financial condition and results of operations.

        The L-VIS System will also compete with advertisers' use of conventional billboard products, including advertising placed on playing surfaces (such as outfield walls, football fields, ice hockey rinks and soccer fields) and scrolling billboards, physically located at the site of an event, which can display sequentially a series of static advertisements. These scrolling billboards are currently marketed and used in professional baseball, basketball and other sports. These products achieve an effect that is similar to those L-VIS System insertions that are static and two-dimensional, and their use generally does not require broadcaster participation.

        During the 1999 MLB season, 24 MLB teams had scrolling billboards located behind home plate. The existence of these scrolling billboards and other advertising behind home plate currently limits the marketability of the L-VIS System in baseball. We believe that one manufacturer of scrolling billboards used in stadiums has included restraints in its contracts that inhibit or prohibit the use of video insertion technology in television broadcasts. Other agreements among advertisers, sponsors, syndicators, promoters, broadcasters and cable operators may include similar provisions. These restrictions may have a material adverse effect on our business, financial condition and results of operations.

        In the sports advertising arena, we continue to generate revenue primarily by attracting new advertisers and sponsors to the sports advertising and sponsorship market and by causing existing advertisers and sponsors to use the L-VIS System. There can be no assurance that total advertising and sponsorship expenditures will increase as a result of the availability of the L-VIS System. As we continue to compete for television advertising and sponsorship dollars that are currently allocated to traditional media, such as 30-second spots or scrolling billboards, the competition is likely to become more intense. We will be able to compete effectively with existing advertising and sponsorship alternatives only with the cooperation of broadcasters and the advertising sales departments of team owners and broadcasters, on which we must sometimes rely for sales to advertisers. Because certain L-VIS System rights holders may also own traditional television advertising rights or sponsorship rights, which may provide such rights holders with a greater percentage of the revenues received from the sale of such advertising or sponsorship rights than does the sale of L-VIS System advertisements, incentives may exist in some cases to sell alternative advertising or sponsorship inventory prior to the sale of L-VIS System advertising.

        With regard to placing images in syndicated and first run television programs, we are generating revenue through agreements with the program rights holders and distributors to place advertising logos or products within the programs themselves, prior to distribution. Advertising imbedded in the program may create conflicts with the broadcasters of the programs as it may compete with traditional 30-second spot advertising sold by the broadcasters. This in turn may affect our ability to develop a more robust business in this area.

        In the case of program enhancements, we are making available to the broadcasters a series of program enhancements which the broadcaster can use to increase the audience appeal of its programs. We to get a negotiated fixed fee for each use by the broadcaster of such enhancements. There is no assurance that the enhancements which we have developed or may develop in the future will be of sufficient value to the broadcasters for us to generate substantial revenue therefrom. Furthermore, competitors may drive down the fees to levels where we cannot cover its costs of providing the enhancement services.

        Our development of products related to the Internet and potential interactive television business is an area where a large number of creative new companies and existing well financed companies have a significant interest. PVI believes that its intellectual property offers an opportunity to participate effectively in these new businesses. Our ability to play a meaningful role will depend, in part, on our forming appropriate relationships with existing industry players. There is no assurance that our potential products will be embraced by the industry or that we can develop relationships necessary to create a successful business.

MANUFACTURING AND SUPPLY

        We have built 41 L-VIS System units (each, an "L-VIS Unit"), of which approximately 31 are being used from time-to-time by customers, potential customers or foreign marketing partners. An L-VIS Unit consists of standard electronic equipment racks, containing both standard purchased components and our proprietary circuit boards, assembled and tested by our own personnel. We are dependent upon a sole supplier, Lucent Technologies, for certain of the hardware components. Although such hardware components are stock items which are readily available to the public, there can be no assurance that Lucent will continue to manufacture and sell the components. We are not, however, a party to any agreement with Lucent. In order to remove the dependency on a sole supplier, we are actively developing technology that does not rely on specific hardware components.

REGULATIONS

        We do not believe that any federal or state regulations currently directly relate to or restrict the use of the L-VIS System. There are existing regulations imposed on broadcasters, which may require disclosure that the L-VIS System is being used in a particular broadcast. In addition, there can be no assurance that there will not be any regulations or restrictions in the future, which either directly, or indirectly through broadcaster regulations, will adversely affect the use of the L-VIS System. Further, there can be no assurance that regulatory agencies in foreign jurisdictions have not adopted, or will not adopt in the future, regulations or restrictions affecting the use of the L-VIS System. The adoption of these regulations or restrictions may reduce or eliminate the market for our products in any country where these regulations or restrictions are adopted. This would have a material adverse effect on the Company's business, financial condition and results of operation.


INTELLECTUAL PROPERTY

        PATENTS

        We have been assigned seven issued U.S. patents. Patent No. 5,264,933, which relates to our basic pattern recognition video insertion technology, was issued on November 23, 1993, will expire on January 28, 2012 and was assigned to PVI on January 22, 1992. Patent No. 5,543,856, which relates to the use of remote insertion of images that might be useful in a narrow casting application, was issued on August 6, 1996, will expire on October 27, 2013 and was assigned to PVI on October 22, 1993. Patent No. 5,627,915, which relates to a pattern recognition system using templates, was issued on May 6, 1997, will expire on January 31, 2015 and was assigned to PVI on January 30, 1995. Patent No. 5,808,695, which relates to a method of tracking scene motion for live video insertion systems, was issued on September 15, 1998 and will expire on December 29, 2015 and was assigned to PVI on December 27, 1995. Patent No. 5,892,554, which relates to inserting live and moving objects in to scenes, was issued to PVI on April 6, 1999, will expire on November 28, 2015, and was assigned to PVI on March 31, 1998. Patent No. 5,953,076, which relates to techniques for occlusion processing, was issued on September 14,1999 and will expire on June 12, 2016. Patent No. 6,100,925, which relates to techniques for combining camera sensors with image processing, was issued on August 8, 2000, and will expire on November 25, 2017. PVI owns all right, title and interest in each of these patents. However, the degree of protection offered by these patents is not certain.

        To date, we have filed counterpart patent applications for the seven issued U.S. patents in the European Patent Office and in various non-European countries around the world where it expects to do business. Four patents have been allowed by the European Patent Office. A number of new patent applications are pending in various countries, including the United States, and several more patent applications are in preparation. It is possible that these pending patents may not be issued. Any patents issued to us or our licensors in a foreign country may provide less protection than provided in the United States.

        We believe our patents will be important in our future business dealings, since we believe that any system that is able to deliver the technical capabilities of the L-VIS System will depend on image processing technology and will, therefore, fall within the scope of PVI's issued patents.

        The validity and/or breadth of PVI's owned and licensed patents generally may be tested in post-allowance court proceedings. (see Competition above). While there are two court proceedings presently underway relating to PVI's patent property, there has been no completed court test of any of the issued patents, the allowed patents or any of the pending applications or foreign counterparts PVI. We are aware of other companies that have patents or patent applications in the field of electronic video insertion technology. As is the case with Sportvision, these companies or others may claim that we infringe the patents or rights of such third parties, or these third parties may infringe our patents as we believe is the case with SciDel. In either event, litigation involves complex legal and factual issues, and the outcome, consequently, is highly uncertain. Furthermore, any patent litigation entails considerable cost to PVI, which could divert resources that otherwise could be used for its operations and might be resolved in a manner that is unfavorable to us. No assurance can be given that PVI or its licensors will be successful in enforcing its rights, or that our products or processes do not or will not infringe the patent or intellectual property rights of a third party. An adverse outcome in the defense of any patent infringement action could subject PVI to significant liabilities to third parties, require PVI to license disputed technology from third parties, if possible, force it to try to redesign its products or practices, or require it to cease selling its products. In the event PVI's owned or licensed patents were successfully challenged in court, its business, financial condition and results of operations would be materially adversely affected by limiting our ability to do business.

        It is possible that one or more products developed by a competitor may be marketed or used in a territory where we have patent protection. Because an image inserted through use of video insertion technology often appears as if it exists as a physical advertisement at the site of a sporting event, it may be difficult to know whether, and which, video insertion technology is being used with respect to any televised sporting event. Thus, infringement of our patents may be difficult to monitor. Our failure to detect such an infringement may have a material adverse effect on our business, financial condition and results of operations. In the event we become aware of a potential patent infringement, we may be forced to litigate to enforce our patent rights. Such a situation exists with the SciDel company, which we believe is using technology that infringes our patents. PVI has thus instituted a suit against SciDel. Engaging in such an enforcement action may be protracted and expensive and, therefore, have a material adverse effect on our business, financial condition and results of operations.

        Although we do not believe that the use of the L-VIS System infringes the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against us. On October 4, 1999, Sportvision and Fox Sports Productions filed suit in U.S. District Court in San Jose, California against PVI claiming that the use of PVI's products infringes claims of a recently issued patent (U.S. No. 5,917,553) which is licensed to Sportvision. Not only do we deny infringement, but we believe that the patent is invalid and is based on an invention actually conceived and made by us. In addition, GDM, a Spanish media company that licensed the L-VIS System for use in broadcasts in Spain and Portugal during a trial period which ended December 1996, received a letter from a Symah affiliate asserting that use of the L-VIS System in Spain would infringe one of Symah's patents. Although PVI and GDM were advised that use of the L-VIS System would not infringe Symah's patent, there can be no assurance that Symah will not assert infringement claims against PVI or its European licensees in the future or against PVI in the United States for infringement of the U.S. counterpart (U.S. Patent 5,353,392) of Symah's patent. We believe that the L-VIS System does not infringe U.S. Patent 5,353,392 and this patent has not been asserted against us.

        If the L-VIS System were found to infringe any third party patent, we might be required to modify the L-VIS System or enter into an arrangement to license such patent, if possible. There can be no assurance that we would be able, under such circumstance, to modify the L-VIS System or enter into a license arrangement. We also rely in large part on unpatented trade secrets, improvements and proprietary technology. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop, gain access to our technology, reverse engineer or patent technologies that are substantially equivalent or superior to our technologies. We require our employees and some third parties to enter into confidentiality agreements.

        LICENSE GRANTS TO PVI

        PVI has entered into the following license agreements relating to the L-VIS System:

        David Sarnoff Research Center, Inc. David Sarnoff Research Center, Inc. ("Sarnoff") has granted PVI a worldwide license to practice Sarnoff's technology related to the electronic recognition of landmarks, including an exclusive license covering the specific fields of television advertising and television sports. We have also been granted a non-exclusive license for use of the Sarnoff technology in all other fields relating to sports or advertising, including video production, local video insertion, private networks, medical and scientific applications and uses by the United States Department of Defense or any other United States government agency. The Sarnoff license will remain in effect until terminated by PVI, provided that PVI remains current with respect to its royalty obligations to Sarnoff. We may terminate the license at any time.

        During the term of the exclusive license for television advertising and television sports applications, we are obligated to pay Sarnoff royalties based upon a percentage of our gross revenues. All royalties accrue as earned, but no cash payments were initially required to be made until the earlier of the date on which cumulative gross revenues reached twenty million dollars or January 1, 1999. Payments for all accrued royalties through December 31, 1998 became due in January 1999 and were paid in full by December 1999.

         Additionally, under terms of this license agreement, commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. For the calendar years 1999 and 2000, we had the option of paying these minimum royalties in cash or with PVI stock at its last issue price and, accordingly, elected to issue stock for all 1999 royalties due and for the quarters ended March 31, and June 30, 2000.

        General Electric Company. General Electric Company ("GE") granted PVI a five-year non-exclusive, worldwide license relating to all GE patents on equipment for electronic recognition of selected landmarks; altering images in television programs for advertising purposes; or any purpose in television programs the principal focus of which is sports, as of July 1996. Under the terms of the license agreement, we are required to pay royalties to GE based upon our gross revenues.

        Theseus Research, Inc. Theseus Research, Inc. ("Theseus") has granted PVI a non-exclusive, worldwide license to use and sell Theseus' patented technology for the warping of images in real time. During the term of the Theseus license, we are required to pay Theseus a royalty on net sales of products, if any, that incorporate the Theseus technology. PVI paid Theseus an up front license fee of $50,000, which is creditable against these future obligations. The license, which terminates with the expiration of the last of the patents included in the licensed technology, may be terminated by PVI at any time.

        TRADEMARKS

        L-VIS(TM) is a trademark of PVI. We filed a U.S. trademark registration application for L-VIS, the mark under which we are marketing our live video insertion products. We have settled an opposition filed against the L-VIS trademark application. The U.S. Patent and Trademark Office issued a Notice of Allowance, and we have filed a Statement of Use with respect to the L-VIS mark. We believe the trademark registration will issue shortly.

        C-TRAK(TM) is a trademark of PVI. We have filed a U.S. trademark registration application for C-TRAK, the mark under which we are marketing our electronic imaging system in which a part of the picture or image in a prerecorded or live video signal is scanned, digitized, stored and tracked to thereby maintain the position of one or more inserted images relative to other parts of the main picture or image. On April 13, 1999, publication of this application occurred, in response to which no oppositions were filed. Accordingly, on July 6, 1999 a Notice of Allowance issued on this application. Registration of this trademark will be completed upon our formal filing of a Statement of Use for this mark.

        COPYRIGHT AND TRADE SECRET

        PVI relies upon copyright and trade secret protection to maintain the proprietary nature of the computer software it develops that is not patented. These steps may not protect our trade secrets, know how or other proprietary information.

EMPLOYEES

        As of September 15, 2000, we had 65 full-time employees, 25 of whom were engaged in, or directly supported, PVI's hardware and software research, development and product engineering activities, 18 of whom assemble and operate L-VIS Systems, 12 of whom were engaged in marketing activities and 10 of whom were engaged in administrative activities. In addition, we utilize part-time employees and outside contractors and consultants as needed. None of our employees are represented by a labor union, and we believe our relations with our employees are good. Our success depends on our ability to attract and retain qualified financial, technical, marketing and other management personnel for which we face competition.

        We depend on a number of key technical and management employees, including:

        -       Brown F Williams, our Co-Founder and Chairman of the Board;

        -       Dennis P. Wilkinson, our President and Chief Executive Officer;

        -       Samuel A. McCleery, our Vice President, Business Development;

        - Lawrence L. Epstein, our Vice President of Finance, Chief Financial Officer and Treasurer;

        -       Paul Slagle, our Vice President of Sales and Marketing;

        -       Howard J. Kennedy, our Vice President of Convergence, and

        -       Gene Dwyer, our Vice President, Chief Technology Officer.

        If one or more of these individuals leaves us, our ability to conduct operations may be materially and negatively affected. We face competition for these personnel. We have employment agreements with Messrs. Williams, Wilkinson, McCleery, Epstein and Slagle. Although our employees sign confidentiality and non-competition agreements, our key personnel might leave us and work for a competitor. We also rely on consultants to assist us in research and development strategy. Our consultants are employed by third parties and may have commitments to others that may limit their availability.

        Currently, each of our employees is required to execute an agreement pursuant to which he or she assigns to PVI all patent rights and technical or other information which pertain to PVI's business and are developed by the employee during his or her employment with PVI, and agrees not to disclose any trade secret or confidential information without the prior consent of PVI.

ADDITIONAL RISKS

        Investment in our common stock involves a substantial risk of loss. Before making an investment in our common stock, you should carefully read this annual report on Form 10-K and other documents filed by us with the Securities and Exchange Commission. You should give particular attention to the various risks identified throughout this annual report on Form 10-K, including the following risk factors. You should recognize that other significant risks may arise in the future which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected.

WE MAY BE REMOVED FROM THE NASDAQ NATIONAL MARKET IF WE FAIL TO MEET CERTAIN MAINTENANCE CRITERIA AND THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED IF WE BECOME GOVERNED BY REGULATIONS GOVERNING LOW PRICE STOCKS.

        Our common stock is quoted on the Nasdaq National Market. The continued listing of our common stock is conditioned upon our meeting certain asset, stock price and other criteria. If we fail any listing criteria, our common stock may be delisted. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing.

        Companies with low price stocks are governed by additional federal and state regulatory requirements and could lose an effective trading market for their stock. For instance, if our common stock is delisted from the Nasdaq National Market and the trading price of our common stock is less than $5.00 per share, our common stock could be governed by Rule 15g-9 under the Securities Exchange Act of 1934. This rule requires that broker-dealers satisfy special sales practice requirements before any transaction, including suitability determinations and receiving any purchaser's written consent. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock. This would reduce the liquidity of our common stock. If these rules become applicable to our common stock, they could have a material adverse effect on the trading market for our common stock. In addition, our common stock could be deemed "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990. If this occurs, additional disclosure will be required if you wish to make a trade in our common stock. The disclosure includes the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. These requirements could severely limit the liquidity of our common stock and the ability of purchasers to sell their shares of our common stock in the secondary market.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE

AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

        The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the marketplace, or the perception that the sales could occur. These factors could also make it more difficult for us to raise money through future offerings of securities.

        As of June 30, 2000, 9,879,568 shares of our common stock were outstanding. Of these shares, 4,600,000 were sold through our initial public offering and are freely transferable under the Securities Act of 1933. An additional 1,592,727 were registered for sale by certain of our shareholders. 400,000 shares of our common stock are issuable upon exercise of some warrants and will be freely transferable pursuant to a registration statement on Form S-3, filed by us with the Securities and Exchange Commission. 907,130 shares are issuable upon exercise of other outstanding warrants and will be "restricted securities" as defined under Rule 144 under the Securities Act. Finally, 2,160,000 shares of our common stock, which may be issued under our 1993 Amended Stock Option Plan, have been registered by us by filing a registration statement on Form S-8 with the Securities and Exchange Commission.

        "Restricted securities" may be sold only under Rule 144 or under an effective registration statement under the Securities Act or an exemption from the registration requirement. As of September 15, 2000, almost all shares of our outstanding common stock were eligible for resale under Rule 144, including Rule 144(k).

        We granted some demand and piggyback registration rights to the holders of 3,583,652 shares of our common stock and to the holders of warrants exercisable for an aggregate of 1,307,130 shares of our common stock, including the 400,000 shares underlying the warrants held by the representatives of the several underwriters of our initial public offering and the 200,000 shares underlying the warrants issued to the placement agent in our 1999 private placement. These registration rights require us to register under the Securities Act those shares of our common stock and the shares of our common stock issuable upon exercise of the warrants. If the holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, the sales could have a material adverse effect on the market price for our common stock.

THE PRICE OF OUR COMMON STOCK MAY CONTINUE TO BE HIGHLY VOLATILE.

        The market prices of equity securities of technology companies, including our common stock, have experienced substantial price volatility in recent years for reasons both related and unrelated to the individual performance of specific companies. Accordingly, the market price of our common stock may continue to be highly volatile. Factors such as announcements by us or our competitors concerning the following matters may have a significant impact on the market price of our common stock and could cause it to fluctuate substantially:

        -      products;
        -      patents and technology;
        -      governmental regulatory actions;
        -      events affecting technology companies generally; and
        -      general market conditions.

        In addition, there are a relatively small number of shares of our common stock trading publicly. Accordingly, our shareholders may experience difficulty selling or otherwise disposing of their shares of common stock at favorable prices, or at all. If we raise money by selling stock or convertible debt securities, our current shareholders could experience substantial dilution. In addition, the securities could have greater rights, preferences and privileges than those held by our common shareholders.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND THERE CAN BE NO ASSURANCE THAT THESE RIGHTS ARE SUFFICIENT TO PROTECT OUR TECHNOLOGY

        We must maintain the proprietary nature of our technology to compete effectively. We have been assigned seven issued United States patents and four allowed European patents. We have licensed several other patented technologies from third parties and we have filed applications for a number of patents in the United States and abroad. However, the degree of protection offered by these patents is not certain and the pending patents may not be issued. Any patents issued to us or our licensors in a foreign country may provide less protection than provided in the United States. Competitors may obtain patents that interfere with our ability to make L-VIS System units and to market the L-VIS System. Competitors may intentionally infringe our patents. Competitors or strategic partners may copy or independently develop technologies that are the same or similar to our technologies.

Our patents may be challenged in court proceedings. There has been no court test of our patents or patent applications. We are aware of other companies that have patents or patent applications relating to video insertion technology. Other companies may claim that we infringe their patents or rights. These companies may infringe our patents. Patent litigation involves complex legal and factual issues. The outcome of such actions is highly uncertain. In addition, patent litigation involves considerable costs. We cannot assure you that we do not or will not infringe the patent or intellectual property rights of another company. If we lose a patent infringement action, we may be required to pay a significant amount of money or to stop selling our products. We may also need to license disputed technology from another company, if possible. If our patents are successfully challenged, our business, financial condition and the results of our operations will be adversely affected.

We also rely on unpatented trade secrets, improvements and proprietary technology. Others may copy or independently develop similar technology or gain access to our technology. We require our employees and some third parties to enter into confidentiality agreements. We also use copyright, trademark and trade secret protection. These steps may not protect our trade secrets, know-how or other proprietary information.

OUR OFFICERS, DIRECTORS AND EXISTING 5% SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS AND MAY DELAY OR PREVENT A CHANGE IN CONTROL OF US.

        As of June 30, 2000, our executive officers and directors, together with entities affiliated with these individuals, and other holders of five percent or more of our outstanding capital stock beneficially owned over 27% of our common stock, assuming the exercise of all vested stock options and warrants. Effectively, these shareholders will be able to elect a majority of our directors, will have the voting power to approve all matters requiring shareholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our company. As of June 30, 2000, Allen & Company Incorporated was the beneficial owner of 11.76% of our common stock. Enrique F. Senior, one of our directors, is an Executive Vice President and Managing Director of Allen & Company Incorporated and as such may be deemed to be the beneficial owner of 12.14% of our common stock, which includes the shares of our common stock beneficially owned by Allen & Company Incorporated. These factors could lead to conflicts of interest between us, on the one hand, and Allen & Company Incorporated and/or Mr. Senior, on the other hand. In the event any conflict of interest arises between us and Allen & Company Incorporated or Mr. Senior in the future, we intend that the issue will be resolved by a majority of directors who do not have a personal interest in the issue.

        We issued a total of 262,000 shares of our common stock, or 2.7% of the shares of our common stock outstanding on June 30, 2000, to Brown F Williams and Samuel A. McCleery as a result of the exercise of warrants in July 1997. The total number of shares issued to these individuals was in exchange for promissory notes. In December 1997 we lent money to Mr. Williams and Mr. McCleery to allow them to pay the tax liabilities they each incurred as a result of the exercise of their warrants in July 1997. They executed additional promissory notes in December 1997 for these loans. All of these promissory notes were outstanding as of June 30, 2000. Mr. Williams and Mr. McCleery have significant influence over our affairs. Among other effects, this influence could result in a delay of payment by Mr. Williams and Mr. McCleery to us.

OUR ABILITY TO UTILIZE OUR INCOME TAX LOSS CARRYFORWARDS TO OFFSET POSSIBLE FUTURE CORPORATE INCOME WILL BE SEVERELY LIMITED BY THE INTERNAL REVENUE CODE.

        As a result of our initial public offering of our common stock in December 1997, we underwent an additional "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986. Under Section 382 of the Internal Revenue Code, upon undergoing the ownership change, our right to use existing net operating loss carryforwards is limited during each future year to a percentage of the fair market value of our outstanding capital stock immediately before the ownership change. As of June 30, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $39,480,000. These net operating loss carryforwards expire in the years 2006 through 2020. The timing and manner in which we may use the net operating loss carryforwards to offset possible future corporate income will be severely limited by Section 382 of the Internal Revenue Code.

OUR ISSUANCE OF PREFERRED STOCK AND THE NEW JERSEY SHAREHOLDER PROTECTION ACT COULD ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK.

        Our board of directors may issue up to 1,000,000 shares of our preferred stock in one or more series and may determine the price, rights, preferences and privileges of those shares without any further vote or action by our shareholders. We may issue up to 167,000 shares of our Series A preferred stock and 93,300 shares of our Series B preferred stock. At June 30, 2000, 67,600 shares of our Series A preferred stock were outstanding and 86,041 shares of our Series B preferred stock were outstanding. As the result of a preferred stock exchange which closed in August 2000 (see Note 12 of Notes to the FInancial Statements), only 11,363 shares of the Series A preferred and 12,834 of the Series B preferred remained outstanding at the time of filing. As a holder of our common stock, you may be negatively affected by the rights of the holders of our preferred stock. The issuance of additional shares of our preferred stock would provide flexibility for possible acquisitions and other corporate purposes. However, our preferred stock can also be used to delay, defer or prevent a change in control and, thus, entrench our existing management. We are governed by the anti-takeover provisions of the New Jersey Shareholder Protection Act. This act restricts certain business combinations with interested shareholders for five years following the date the person becomes an interested shareholder, unless the board of directors approves the business combination. These provisions could adversely affect the value of our common stock since they delay and deter unsolicited takeover attempts.


ITEM 2. DESCRIPTION OF PROPERTY.

        We currently lease 21,000 square feet of office space in two neighboring buildings in Lawrenceville, New Jersey. The Lawrenceville facility is our main operations center, including product, hardware and software design, manufacturing and product assembly, product test and documentation, post production and graphics, customer training and customer technical support. The leases in Lawrenceville expire in September 2002. We are currently leasing temporary office space in New York City while we undertake a search for more permanent facilities for our marketing personnel.

ITEM 3. LEGAL PROCEEDINGS.

        In June 1999 we filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli Company, Scidel Technologies Ltd. We contend that Scidel's video imaging system for electronically inserting advertising into live television broadcasts infringes on PVI's U.S. Patents No. 5,264,933 and 5,892,554. PVI seeks a permanent injunction prohibiting infringement of our patents. Although it is not possible to determine the ultimate outcome of this matter, it is management's opinion that the resolution of this issue will not have a material adverse effect on our financial position, results of operations or cash flows.

        In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, licensed to Sportvision, Inc. We believe that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. filed a lawsuit against us for infringement of the disputed US Patent 5,917,553. Sportvision, Inc. is seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        (a) Our common stock trades on the Nasdaq National Market under the symbol "PVII." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

Period                                                               High             Low
         1998 3rd Quarter............................             $ 6              $ 2-5/16
              4th Quarter............................               6-5/16           1-15/16

         1999 1st Quarter............................             $ 5-31/32        $ 3-1/16
              2nd Quarter............................               8-3/4            4-1/2
              3rd Quarter............................               6-31/32          3-3/16
              4th Quarter............................               9                4-3/4

         2000 1st Quarter............................             $ 14-1/2         $ 7
              2nd Quarter............................                8               3-7/8


        As of September 15, 2000, there were 387 holders of record of our common stock, with beneficial shareholders in excess of 400. On September 15, 2000, the last sale price reported on the NASDAQ National Market for the common stock was $4.875 per share. The market prices of equity securities of technology companies, such as PVI, have experienced substantial price volatility in recent years for reasons both related and unrelated to the individual performance of specific companies. Future sales of restricted securities (as defined under Rule 144 of the Securities Act of 1933 as amended), common stock under PVI's Stock Option Plan, and outstanding warrants, in the public market could adversely affect the stock price and our ability to raise funds in new stock offerings. To date, the trading volume of our common stock has remained relatively small. As a result, shareholders may experience difficulty selling or otherwise disposing of shares of common stock at favorable prices, or at all.

        The continued listing of our common stock on the NASDAQ National Market will be conditioned upon our meeting certain asset, stock price and other criteria set forth by such quotation system. If we fail to meet any listing criteria, our common stock may be delisted from quotation on such system. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing.

        Companies with low price stocks are governed by additional federal and state regulatory requirements and could lose an effective trading market for their stock. For instance, if our common stock is delisted from the Nasdaq National Market and the trading price of our common stock is less than $5.00 per share, our common stock could be governed by Rule 15g-9 under the Securities Exchange Act of 1934. This rule requires that broker-dealers satisfy special sales practice requirements before any transaction, including suitability determinations and receiving any purchaser's written consent. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock. This would reduce the liquidity of our common stock. If these rules become applicable to our common stock they could have a material adverse effect on the trading market for our common stock. In addition, our common stock could be deemed "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990. If this occurs, additional disclosure will be required if you wish to make a trade in our common stock. The disclosure includes the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. These requirements could severely limit the liquidity of our common stock and the ability of purchasers to sell their shares of our common stock in the secondary market.

        We have neither paid nor declared any dividends on the common stock since its inception. We expect to retain all earnings, if any, generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by our Board of Directors. Furthermore, pursuant to our Restated Certificate of Incorporation, we are prohibited from paying any dividends on the common stock until all accumulated dividends in respect of the Series A preferred stock and Series B preferred stock have been paid. As of June 30, 2000, the accrued dividends with respect to the shares of Series A preferred stock and Series B preferred stock totaled $135,750 and $165,612, respectively.

        We are required to redeem the Series A preferred stock on a pro rata basis, at a price of $4.50 per share plus all accrued but unpaid dividends, out of 30% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. Subject to the prior redemption of all of the Series A preferred stock, we are required to redeem the Series B preferred stock, on a pro rata basis, at a price of $5.00 per share plus all accrued but unpaid dividends out of 20% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements.

        In July 2000, we offered all shareholders of the Series A preferred stock and Series B preferred stock the opportunity to exchange their shares of preferred stock for shares of our common stock. The transaction closed on August 17, 2000 and 56,237 shares of the Series A preferred and 73,207 shares of the Series B preferred were exchanged for 70,256 and 97,313 shares, respectively, of PVI common stock. See Note 12 of Notes to Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

        We have selected the following data derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                           Fiscal Year Ended June 30,

                                   2000               1999               1998               1997               1996
                               -----------        -----------        -----------        -----------        -----------
Statement of Operations
Data:

Total revenue                    3,045,899          1,222,213            696,012            211,634          1,009,600

Total costs and expenses        16,793,462         11,852,061          8,828,106          6,026,383          5,157,187

Operating loss                 (13,747,563)       (10,629,848)        (8,132,094)        (5,814,749)        (4,147,587)

Interest expense                        --                 --         (1,814,178)                --                 --

Interest and other                 705,919            975,850            861,948             84,088            237,063
income

Net loss applicable to
common stock                   (12,488,758)        (9,698,048)        (9,128,374)        (5,774,711)        (3,954,574)

Basic and diluted net
loss per share                       (1.33)             (1.18)             (1.55)             (2.18)             (1.74)

Weighted average number
of shares

- basic and diluted              9,374,317          8,186,207          5,890,530          2,653,546          2,266,973

Balance Sheet Data:

Cash and cash                    8,388,148         12,494,373         21,552,627            775,693          1,506,709
equivalents

Accounts receivable                829,329            378,652            193,262             86,993                 --

PPE, net                         3,685,068          3,806,718          2,547,484          1,266,806          1,226,570

Intangible assets, net             587,486            547,546            493,236            388,754            452,720

                                15,724,808         18,891,118         25,426,365          2,761,216          6,448,969
Total assets

Redeemable preferred             1,035,767            991,655            947,605            903,555            859,505
stock

Total stockholders'
(deficit)/equity                 9,273,396         12,143,330         22,034,347         (1,004,951)         3,491,862

Other Data:

Capital expenditures             1,727,557          2,513,898          2,093,702            523,221            879,958


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with our consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.

OVERVIEW

        Since our inception in 1990, we have devoted substantially all of our resources to developing and marketing the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements and program enhancements. We have incurred substantial operating losses since our inception and as of June 30, 2000, we had an accumulated deficit of approximately $50,725,000. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, our sales and marketing activities, and general administrative costs. We expect to incur losses in the next fiscal year as we continue to roll out our business strategy of developing new products and increasing our penetration of both the domestic and international markets in the field of real-time virtual image insertion.

        We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams, the virtual first-down line in football and the virtual finish-line in horseracing, virtual product placement in pre-recorded programming and Internet applications which will allow television viewers to interact with live or recorded video programming. In order to increase our revenue generating user base and to expand into national and international markets, we continue to transition from a technology company to an international marketing company. Our sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. While purchases of advertising will typically be done through the rights holder or the broadcaster, we hope to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers as well as third party licensees. Therefore, we expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of our control.

        We expect to continue generating revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, we will need to enter into agreements with rights holders. The agreements can take various forms, including revenue sharing agreements under which we receive a percentage of the fee paid by the advertisers and contractual arrangements whereby we receive an agreed upon fee for our services. We realize revenues when the advertisement runs over the air or the contractual services are provided. Due to the seasonal nature of sporting events, the revenue generated from the insertion of advertising or program enhancements in sports programming will fluctuate seasonally. This seasonality is moderated by the multi-sport capabilities of the L-VIS System and its increasing use in entertainment and other non-sports related programming.

        In addition to the revenue arising from advertising and contractual arrangements, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and we share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, we receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license.

        A third revenue source are the services provided by the L-VIS System which support the electronic insertion of visual aids in live sports and entertainment programming, such as a virtual first-down line in football games, a virtual finish-line in horse races, animated graphics in the broadcast of Super Bowl XXXIII, and the use of logo and name branding during live weekday news programming. We also offer an advanced post-production product whereby the L-VIS System technology can place products or logos within existing, pre-recorded television programs, movie scenes or live television broadcasts. We realize revenues through contractual arrangements to provide these visual enhancement services.

        Because our operations relate to the continuing development and marketing of the L-VIS System, we work to convince advertisers, broadcasters and broadcast rights holders of the value of the L-VIS System. If we do not generate enough revenues, we will have to either raise additional money or substantially reduce the scale of our operations. We may not be able to obtain additional financing on acceptable terms, or at all. If we cannot raise money, our business, financial condition and the results of our operations will be adversely affected.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2000 AND FISCAL YEAR ENDED JUNE 30,
1999

        REVENUES. Revenues include receipts from advertising use of the L-VIS System, contractual arrangements made with customers for visual program enhancements, and license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 149% to $3,045,899 during the fiscal year ended June 30, 2000 ("Fiscal 2000") from $1,222,213 for the fiscal year ended June 30, 1999 ("Fiscal 1999"). Of this total, advertising and production revenue increased 117% to $1,508,664 in Fiscal 2000 from $694,528 in Fiscal 1999 primarily as a result of the increased use of the L-VIS System by MLB during the 1999 and 2000 baseball seasons, revenues earned from CBS Sports for the insertion of the virtual first down line in the national broadcast of 1999-2000 and 2000-2001 NFL regular season and playoff games, and contractual revenues earned for program enhancement services provided to CBS News in the live television broadcast of its CBS Early Show. Other factors contributing to the increase included the use of the L-VIS System by the Indy Racing League in the broadcast of their 2000 series auto races and by Turner Network Television in its broadcast of the 2000 Winter Goodwill Games. Royalties and license fees increased 191% to $1,537,235 from $527,685 in fiscal 1999 as a result of a significant increase in royalties received from Publicidad Virtual. Due to the restructuring of our licensing agreement with Publicidad we now receive a share in the revenues they generate. In addition, the use by Canwest Global Communications of the L-VIS technology in Canadian television broadcasts and by Sasani Limited in South Africa contributed to the increase.

        SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses increased 62% to $4,127,494 in Fiscal 2000 from $2,545,738 in Fiscal 1999. This increase resulted primarily from non-cash compensation charges incurred in relation to the issuance of options for marketing consulting services, license fees paid to obtain certain international broadcast and programming rights, and an increase in marketing personnel to support our continued focus on the sales and marketing of the L-VIS System. During Fiscal 2000 we also instituted a commission program for sales and marketing executives, and increased our participation in trade shows, thus adding to the increased expenses.

        PRODUCT DEVELOPMENT COSTS. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services. Total product development expenses increased 86% in Fiscal 2000 to $2,802,249 from $1,508,875 in Fiscal 1999 due primarily to a shift in the allocation of new and existing engineering and management personnel to deployment of new applications of our core technology, including our post production product for use in entertainment programming. Also contributing to the increase were the costs associated with the ongoing development of our iPoint product which will allow television viewers to interact with live or recorded video programming delivered to the home via the Internet or interactive television.

        FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units, including training costs for operators and the shipping of L-VIS System units to international and domestic venues and support of the L-VIS Systems in the field. Field operations and support expenses increased 27% in Fiscal 2000 to $5,641,355 from $4,431,759 in Fiscal 1999 as a result of several principal factors. Depreciation expense increased significantly as a result of the manufacture of additional L-VIS Systems and our purchase of several mobile production trucks. The costs associated with program enhancement services we provided for the live television broadcast of the CBS Early Show as well as for the broadcast of the Indy Racing League 2000 auto racing series, were also significant components of the increased expenses in Fiscal 2000 over Fiscal 1999. Other cost increases resulted from increased activity in Europe and our use of the L-VIS System in the ABC broadcast of the Rose Bowl in January 2000.

        GENERAL AND ADMINISTRATIVE. Total general and administrative costs increased 25% in Fiscal 2000 to $4,222,364 from $3,365,689 in Fiscal 1999 primarily as a result of the increased legal fees we are paying to increase our patent portfolio and protect our patent property. In addition, we incurred non-recurring legal, accounting and incorporation fees during the process of forming PVI Europe, and continued to increase our investor relations activity relating to our continuing effort to increase market awareness of the L-VIS System technology.

        INTEREST AND OTHER INCOME. Interest and other income decreased 28% to $705,919 for Fiscal 2000 from $975,850 for Fiscal 1999 as a result of the lower cash balances we had available for investment.

        TAX BENEFIT. The tax benefit increased to $596,998 from $0 for Fiscal 2000 and 1999, respectively, as a result of the sale of a portion of our state net operating loss and research and development tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority in 1999 and was not available during the year ended June 30, 1999.

        NET LOSS. As a result of the foregoing factors, our net loss increased 29% to $12,444,646 for Fiscal 2000 from $9,653,998 for Fiscal 1999.


COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1999 AND FISCAL YEAR ENDED JUNE 30,
1998

        REVENUES. Total revenue increased 76% to $1,222,213 during the fiscal year ended June 30, 1999 ("Fiscal 1999") from $696,012 for the fiscal year ended June 30, 1998 ("Fiscal 1998"). Of this total, advertising and production revenue increased 114% to $694,528 in Fiscal 1999 from $324,789 in Fiscal 1998 primarily as a result of (i) an increase in the number of major league baseball teams using the L-VIS System and the amount of advertising revenues produced from each team, and (ii) the initial use of the L-VIS System for the electronic insertion of the virtual first-down market in various NFL football games broadcast live by CBS Sports. Also contributing to the increase was the increased usage of the L-VIS System for post-production activities by inserting electronic images into taped programming, the initial use of the L-VIS System in the NFL Europe World Bowl, and our use of a virtual finish-line in several NTRA events. Revenues from license and royalty fees increased 42% to $527,685 in Fiscal 1999 from $371,223 in Fiscal 1998 principally as a result of the restructuring of our licensing agreement with Publicidad Virtual S.A. de C.V. allowing us to share in revenues generated by Publicidad, and the signing of Sasani Limited as our exclusive licensee in South Africa.

        SALES AND MARKETING. Sales and marketing expenses increased 50% to $2,545,738 in Fiscal 1999 from $1,693,587 in Fiscal 1998, principally as a result of license fees we paid to obtain certain international broadcast and programming rights. Also contributing to the higher costs were increased market research, trade show and public relations activity undertaken to support our focus on the sales and marketing of the L-VIS System.

        PRODUCT DEVELOPMENT. Product development expenses decreased 12% to $1,508,875 in Fiscal 1999 from $1,719,703 in Fiscal 1998 as a result of the continued shift in spending from the development of an enhanced search system for the basic L-VIS System platform and other ongoing research and development projects to product costs. This shift was due to the December 1997 attainment of technological feasibility of a flex board based L-VIS System, resulting in the capitalization of flex board purchases made in Fiscal 1999 to upgrade all existing L-VIS Systems. Flex related purchases had been expensed in Fiscal 1998 during the development phase. Research and development expenses incurred during Fiscal 1999 continue to reflect the our efforts to develop new software and hardware platforms for the L-VIS System through the integration of newly available technologies including the Internet and High Definition Television or HDTV.

        FIELD OPERATIONS AND SUPPORT. Field operations and support costs increased 80% to $4,431,759 in Fiscal 1999 from $2,456,019 in Fiscal 1998 for several reasons. Among the principal causes were an increase in depreciation expense associated with the purchase of L-VIS System components for system upgrades and newly constructed systems to be used in both domestic and international venues, and an increase in personnel and related overhead expenses. Other factors contributing to the increase were the costs we incurred with the testing and initial use of the L-VIS System for the electronic insertion of the virtual first-down marker in various NFL games broadcast by CBS Sports, costs associated with our use of the L-VIS System in both the international and domestic broadcast of Super Bowl XXXIII, and increased license fees we pay based on contractual minimums or revenues earned.

        GENERAL AND ADMINISTRATIVE. Total general and administrative costs increased 14% in Fiscal 1999 to $3,365,689 from $2,958,797 in Fiscal 1998 as a result of our hiring additional executive and accounting personnel as well as the increased legal and accounting expenses we incurred relating to the preparation of our post-effective amendment filed with the Securities and Exchange Commission in November 1998. These increases were partially offset by a decrease in charges associated with option and warrant grants.

        INTEREST AND OTHER FINANCIAL EXPENSE. Interest and other financial expense decreased to $0 in Fiscal 1999 from $1,814,178 in Fiscal 1998 as the interest costs incurred in connection with our October 1997 bridge loan financing were paid in full in December 1997.

        INTEREST AND OTHER INCOME. Interest and other income increased 13% to $975,850 in Fiscal 1999 from $861,948 in Fiscal 1998 as a result of the full year effect of increased funds available to invest from the proceeds of the Bridge Loan in October 1997 and the initial public offering of our common stock in December 1997. Also included in Fiscal 1999 were net proceeds in the amount of $96,800 from the Stock Purchase Agreement settlement between the PVI, Presencia and Eduardo Sitt.

        NET LOSS. As a result of the foregoing factors, our net loss increased 6% to $9,653,998 in Fiscal 1999 from $9,084,324 in Fiscal 1998.

YEAR 2000 RISK COMPLIANCE

        During the year ended June 30, 2000, we undertook actions intended to assure that our computer systems and other equipment are capable of functioning in, and processing for, periods for the Year 2000 and beyond. Through September 2000, we have not experienced any adverse consequences resulting from the ability of our computer systems to correctly identify "00" as the year "2000" rather than "1900" (the "Y2K" problem). We did not suffer any interruption of service within our offices or in the services rendered to our clients as a result of the Y2K compliance issues.

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS Systems, and operating expenses relating to our sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds of approximately $27,900,000 from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license we granted to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) revenues and license fees relating to use of the L-VIS System, (vi) investment income earned on cash balances and short term investments, and (vii) the sale of a portion of our state net operating loss and research and development tax credits.

        As of June 30, 2000, we had cash and cash equivalents of $8,388,148, a decrease of $4,106,225 from the balance at June 30, 1999. Net cash used in operating activities increased to $9,307,098 in Fiscal 2000 from $5,689,333 in Fiscal 1999 in large part due to the increased net operating loss, increased accounts receivable and the paydown of certain accrued liabilities. This cash usage was partially offset by an increase in our non-cash expenses including depreciation, amortization and compensation charges associated with stock and option grants. Depreciation expense increased 48% to $1,849,189 in Fiscal 2000 from $1,249,235 in Fiscal 1999 as a result of the increased number of L-VIS Systems and mobile production trucks we placed in service for both domestic and international use. Amortization of intangibles increased to $1,512,480 in Fiscal 2000 from $911,103 in Fiscal 1999 due to our purchase of certain electronic imaging license rights which are being amortized over their term. Compensation charges increased to $860,862 in Fiscal 2000 from $129,973 in Fiscal 1999 as the result of option awards given to third party marketing consultants for their services, charges associated with the vesting of options awarded to the Board of Directors, and stock issued for license rights.

        Net cash used in investing activities increased 18% to $3,353,746 for the year ended June 30, 2000 from $3,045,978 during the prior year period as a result of our investment in Pineapplehead Limited, an Australian company involved in the virtual advertising business. In addition, we are required to make periodic payments during fiscal years ending June 30, 1999 through 2002 totaling approximately $3,200,000 as payment for certain electronic imaging license rights. Of this total, we paid $1,300,000 during Fiscal 2000.

        Net cash proceeds from financing activities increased to $8,554,619 in Fiscal 2000 from $(322,943) in Fiscal 1999, as a result of the receipt of net proceeds of approximately $8,200,000 from a private equity offering of our common stock. The exercise of options by current and former employees and payments received from related parties for outstanding notes also contributed to the increase in cash proceeds.

        As of June 30, 1999, we had cash and cash equivalents of $12,494,373, a decrease of $9,058,254 from June 30, 1998. Net cash used in operating activities decreased to $5,689,333 in Fiscal 1999 from $8,483,778 in Fiscal 1998, however, due in large part to increased non-cash expenses including depreciation, amortization and unearned revenue. Depreciation expense increased a significant 58% to $1,249,235 in Fiscal 1999 from $793,043 in Fiscal 1998 as a result of the increased number of L-VIS Systems built for both domestic and international use. Amortization of intangibles increased to $911,103 in Fiscal 1999 from $76,143 in Fiscal 1998 due to our purchase of certain electronic imaging license rights which are being amortized over their term. Unearned revenue increased due to increased international activity in Latin America and South Africa. Charges associated with option and warrant grants decreased in Fiscal 1999 to $129,973 from $473,562 in Fiscal 1998.

        Net cash used in investing activities increased 30% to $3,045,978 for the year ended June 30, 1999 from $2,336,324 during the prior year period as a result of increased capital expenditures for the purchase of both components used in the building of additional L-VIS Systems and the upgrade of existing systems to the second generation flex-based L-VIS System. In addition, we are required to make periodic payments during fiscal years ending June 30, 1999 and 2000 totaling approximately $2,000,000 as payment for certain electronic imaging license rights. Of this total, $400,000 was paid during Fiscal 1999.

        Net cash proceeds from financing activities decreased to $(322,943) in Fiscal 1999 from $31,597,036 in Fiscal 1998, for several reasons. Cash provided during the year ended June 30, 1998 was the result of the collection of stock subscriptions receivable, the exercise of warrants issued in connection with a bridge financing and the proceeds from our initial public offering of common stock in December 1997. In Fiscal 1999 we used these cash balances to fund operations and did not close any additional capital raising activities.

        We believe that our existing available cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs for a period of twelve months, although there can be no assurance that we will not require additional funds sooner. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by adding to our sales and marketing management force in order to strengthen our relationships with rights holders, broadcasters and advertisers.

        There is no assurance that we will generate sufficient cash flow from our operations to liquidate liabilities as they become due. Accordingly, we may require additional funds to meet our planned obligations through June 30, 2001 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, proceeds from equipment financing lease arrangements and the potential sale of tax benefits relating to our net operating losses. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations will be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        As of June 30, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $39,480,000 which expire in the years 2006 through 2020. Based upon our initial public offering of common stock in December 1997, we have undergone an additional "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under
Section 382 of the Code, upon undergoing an ownership change, our right to use our then existing net operating loss carryforwards as of the date of the ownership change is limited during each future year to a percentage of the fair market value of our then outstanding capital stock immediately before the ownership change and if other ownership changes have occurred prior to this ownership change, the utilization of such losses may be further limited. The timing and manner in which we may utilize the net operating loss carryforwards in any year will be limited by Section 382 of the Code.

EFFECT OF INFLATION

        Domestic inflation has not had a significant impact on our sales or operating results. However, inflation may have an impact upon business in a number of international markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at June 30, 1999 or June 30, 2000. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS.

        The financial statements required to be filed pursuant to this Item 7 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statement and Schedules" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        For information concerning this Item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Owner Reporting Compliance" in our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 5, 2000, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        For information concerning this Item, see the information under "Executive Compensation" in our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 5, 2000, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        For information concerning this Item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 5, 2000, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        For information concerning this Item, see the information under "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on December 5, 2000, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

        The exhibits required to be filed pursuant to this Item 14(a) are listed on the "Index to Exhibits" attached hereto, which is incorporated herein by reference.

        (b) Reports on Form 8-K.

        We did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PRINCETON VIDEO IMAGE, INC.


                                                   By: /s/ Brown F Williams
                                                   -----------------------
                                                   Brown F Williams
                                                   Chairman of the Board

                                                   Date: September 27, 2000


        In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                     TITLE                                  DATE
----------                     -----                                  ----
/s/ Brown F Williams           Chairman of the Board                  September 27, 2000
--------------------           (principal executive officer)
Brown F Williams

/s/ Dennis P. Wilkinson        President, Chief Executive Officer     September 25, 2000
-----------------------          and Director
Dennis P. Wilkinson

/s/ Lawrence L. Epstein        Chief Financial Officer and            September 25, 2000
-----------------------        Treasurer
Lawrence L. Epstein            (principal financial officer)


/s/ John B. Torkelsen          Director                               September 25, 2000
---------------------
John B. Torkelsen

/s/ Lawrence Lucchino          Director                               September 26, 2000
---------------------
Lawrence Lucchino

/s/ Jerome J. Pomerance        Director                               September 15, 2000
-----------------------
Jerome J. Pomerance

/s/ Enrique B. Senior          Director                               September 15, 2000
---------------------
Enrique B. Senior

/s/ Eduardo Sitt               Director                               September 19, 2000
----------------
Eduardo Sitt

/s/ Donald P. Garber           Director                               September 27, 2000
--------------------
Donald P. Garber

                                INDEX TO EXHIBITS

Exhibit
Number           Description
------           -----------
3.1  --          Restated Certificate of Incorporation (Incorporated by
                 reference to Exhibit 3.1 to the Company's Registration
                 Statement on Form SB-2 (Registration No. 333-37725) which
                 became effective on December 16, 1997).

3.2  --          Restated Bylaws, as amended (Incorporated by reference to
                 Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended December 31, 1999, filed on February 14,
                 2000).

10.1  --         Form of Employee Confidentiality, Invention Assignment and
                 Non-Compete Agreement (Incorporated by reference to Exhibit
                 10.2 to the Company's Registration Statement on Form SB-2
                 (Registration No. 333-37725) which became effective on
                 December 16, 1997).

10.2  --         Form of Consultant Confidentiality, Invention Assignment and
                 Non-Compete Agreement (Incorporated by reference to Exhibit
                 10.3 to the Company's Registration Statement on Form SB-2
                 (Registration No. 333-37725) which became effective on
                 December 16, 1997).

10.3* -- Research Agreement dated November 1, 1990 between the Company and David Sarnoff Research Center, Inc., as amended by
                 Agreement dated August 9, 1991, letter dated July 1, 1992,
                 Letter Agreement dated July 9, 1992, letter dated November 30,
                 1992 and Agreement dated June 26, 1995 and effective as of December 31, 1993 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2
                 (Registration No. 333-37725) which became effective on December 16, 1997).

10.4* --         License Agreement dated as of July 24, 1996 between the
                 Company and the General Electric Company (Incorporated by reference to Exhibit 10.5 to the Company's Registration
                 Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.5  --         Letter Agreement dated May 1, 1993 between the Company and
                 Grupo Sitt, as amended by Letter Agreement dated June 25, 1993
                 (Incorporated by reference to Exhibit 10.6 to the Company's
                 Registration Statement on Form SB-2 (Registration No.
                 333-37725) which became effective on December 16, 1997).

10.6 -- License Agreement dated as of March 1, 1994 between the Company and Publicidad Virtual, S.A. de C.V. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form
                 SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.7 -- License Agreement dated December 18, 1995 between the Company and Theseus Research, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form
                 SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.8   --        Second Amended and Restated Registration Rights Agreement
                 dated as of February 2, 1996, as amended by agreement dated
                 October 20, 1997 and by agreement dated October 30, 1997
                 (Incorporated by reference to Exhibit 10.10 to the Company's
                 Registration Statement on Form SB-2 (Registration No.
                 333-37725) which became

                 effective on December 16, 1997).

10.9+ --         Employment Agreement dated January 24, 1997 between the
                 Company and Brown F Williams (Incorporated by reference to
                 Exhibit 10.11 to the Company's Registration Statement on Form
                 SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.10+ --        Employment Agreement dated March 4, 1997 between the Company and Samuel A. McCleery (Incorporated by reference to Exhibit
                 10.13 to the Company's Registration Statement on Form SB-2
                 (Registration No. 333-37725) which became effective on December
                 16, 1997).

10.11  --        Lease Agreement dated July 16, 1997 between the Company and
                 Princeton South at Lawrenceville One (Incorporated by
                 reference to Exhibit 10.20 to the Company's Registration
                 Statement on Form SB-2 (Registration No. 333-37725) which
                 became effective on December 16, 1997).

10.12  --        Nonrecourse Promissory Note dated July 31, 1997 of Brown F
                 Williams in favor of the Company (Incorporated by reference to
                 Exhibit 10.21 to the Company's Registration Statement on Form
                 SB-2 (Registration No. 333-37725) which became effective on
                 December 16, 1997).

10.13 --         Pledge Agreement dated July 31, 1997 between the Company and
                 Brown F Williams (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form SB-2 (Registration
                 No. 333-37725) which became effective on December 16, 1997).

10.14  --        Nonrecourse Promissory Note dated July 31, 1997 of Samuel A.
                 McCleery in favor of the Company (Incorporated by reference to
                 Exhibit 10.23 to the Company's Registration Statement on Form
                 SB-2 (Registration No. 333-37725) which became effective on
                 December 16, 1997).

10.15 --         Pledge Agreement dated July 31, 1997 between the Company and
                 Samuel A. McCleery (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2
                 (Registration No. 333-37725) which became effective on December
                 16, 1997).

10.16  --        Assignment dated January 22, 1992 by Roy Jonathon Rosser and
                 Martin Leach to the Company regarding a patent (Incorporated by reference to Exhibit 10.25 to the Company's Registration
                 Statement on Form SB-2 (Registration No. 333-37725) which
                 became effective on December 16, 1997).

10.17  --        Assignment dated October 22, 1993 by Roy Jonathon Rosser and
                 Brown F Williams to the Company regarding a patent
                 (Incorporated by reference to Exhibit 10.26 to the Company's
                 Registration Statement on Form SB-2 (Registration No.
                 333-37725) which became effective on December 16, 1997).

10.18  --        Assignment dated January 30, 1995 by Roy Rosser, Subhodev Das,
                 Yi Tan and Peter von Kaenel to the Company regarding a patent
                 (Incorporated by reference to Exhibit 10.27 to the Company's
                 Registration Statement on Form SB-2 (Registration No.
                 333-37725) which became effective on December 16, 1997).

10.19+ --        Employment Agreement, dated as of February 5, 1998, between the Company and Lawrence Epstein (Incorporated by reference to
                 Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11,

                 1998).

10.20* --        Letter Agreement dated November 5, 1998 between the Company and CBS Sports, a division of CBS Broadcasting, Inc.
                 (Incorporated by reference to the Company's Current Report on
                 Form 8-K filed with the Securities and Exchange Commission on
                 November 17, 1998).

10.21+ --        Employment Agreement dated November 23, 1998 between the
                 Company and Dennis P. Wilkinson (Incorporated by reference to the Company's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on December 2, 1998).

10.22 -- Amendment Agreement dated January 1, 1999 between the Company and Publicidad Virtual, S.A. de C.V. amending the License
                 Agreement dated March 1, 1994 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 1999).

10.23 --         Stock Purchase Agreement dated January 1, 1999 between the
                 Company, Presencia en Medios, S.A. de C.V. and Eduardo Sitt.
                 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 1999).

10.24* --        Binding Letter of Intent between NFL International, a division of NFL Enterprises L.P., and the Company, executed on January
                 6, 1999 (Incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-QSB for the quarter
                 ended December 31, 1998, filed on February 12, 1999).

10.25* --        System License Agreement dated January 19, 1999 between
                 Sasani Limited and the Company (Incorporated by reference to
                 Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB
                 for the quarter ended December 31, 1998, filed on February 12,
                 1999).

10.26* --        Letter Agreement, dated July 19, 1999, between the Company and
                 CanWest Global Communications Corporation (Incorporated by
                 reference to Exhibit 10.1 to the Company's Current Report on
                 Form 8-K filed with the Securities and Exchange Commission on
                 August 18, 1999).

10.27* --        Agreement dated August 9, 1999, between the Company and CBS
                 Sports, a division of CBS Corporation (Incorporated by
                 reference to Exhibit 10.2 to the Company's Current Report on
                 Form 8-K filed with the Securities and Exchange Commission on
                 October 28, 1999).

10.28 --         Agreement dated August 31, 1999, between the Company and
                 Sistemas de Publicidad Virtual, S.A. de C.V. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).

10.29+ --        Employment Agreement dated September 30, 1999, between the
                 Company and Paul Slagle (Incorporated by reference to Exhibit
                 10.4 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, filed on November 15, 1999).

10.30 -- Form of Subscription Agreement dated October 20, 1999 between the Company and various subscribers (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed on February 14,
                 2000).

10.31 --         Placement Agency Agreement dated October 13, 1999 between the Company and Allen & Company
                 Incorporated (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed on February 14, 2000).

10.32 --         Warrant Certificate dated October 20, 1999 issued to Allen & Company Incorporated
                 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended December 31, 1999, filed on February 14, 2000).

10.33 --         Amended 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed on February
                 14, 2000).

10.34 --         Letter Agreement dated April 21, 2000 between the Company and NFL International, a division of NFL Enterprises, L.P. (Incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May
                 12, 2000).

23.1 --          Consent of Independent Accountants

27.1 --          Financial Data Schedule.


-----------
  * Confidentiality has been granted with respect to a portion of this exhibit.

  + Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,              June 30,
                                                                                          2000                  1999
                                                                                       ------------         ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                           $  8,388,148         $ 12,494,373
   Restricted marketable securities held to maturity                                         60,847              138,000
   Securities available for sale                                                            846,167                   --
   Trade accounts receivable                                                                829,329              378,652
   License rights                                                                           600,000            1,166,667
   Other current assets                                                                     198,568              177,097
                                                                                       ------------         ------------
              Total current assets                                                       10,923,059           14,354,789
Property and equipment, net                                                               3,685,068            3,806,718
Intangible assets, net                                                                      587,486              547,546
Other assets                                                                                529,195              182,065
                                                                                       ------------         ------------
                   Total assets                                                        $ 15,724,808         $ 18,891,118
                                                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                               $  4,135,060         $  4,300,499
   Unearned revenue                                                                         293,819              436,162
                                                                                       ------------         ------------
              Total current liabilities                                                   4,428,879            4,736,661
Unearned revenue                                                                            630,033            1,019,472
Other liabilities                                                                            45,150                   --
                                                                                       ------------         ------------
              Total liabilities                                                           5,104,062            5,756,133
                                                                                       ------------         ------------
Commitments and contingencies (Note 14)
   Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized
     167,000 shares; issued and outstanding 67,600 shares at June 30, 2000, redemption value equal to carrying value (par plus all accrued but unpaid
     dividends)                                                                             439,950               421,700
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares; issued and outstanding 86,041 shares at June 30,
     2000, redemption value equal to carrying value (par plus all accrued but
     unpaid dividends)                                                                      595,817              569,955
                                                                                       ------------         ------------
              Total redeemable preferred stock                                            1,035,767              991,655
Minority interest                                                                           311,583                   --
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000
     shares; 9,879,568 shares issued and outstanding at June 30, 2000                        49,395               40,996
   Additional paid-in capital                                                            60,575,678           51,535,488
   Less: Related party notes receivable                                                    (973,322)          (1,153,278)
         Other comprehensive income                                                         346,167                   --
   Accumulated deficit                                                                  (50,724,522)         (38,279,876)
                                                                                       ------------         ------------
              Total shareholders' equity                                                  9,273,396           12,143,330
                                                                                       ------------         ------------
                   Total liabilities, redeemable preferred stock
                   and shareholders' equity                                            $ 15,724,808         $ 18,891,118
                                                                                       ============         ============


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      For the years ended
                                                                            June 30,
                                                     ------------------------------------------------------
                                                         2000                 1999                 1998
                                                     ------------         ------------         ------------
Royalties and license fees                           $  1,537,235         $    527,685         $    371,223
Advertising and production revenue                      1,508,664              694,528              324,789
                                                     ------------         ------------         ------------
             Total revenue                              3,045,899            1,222,213              696,012
Costs and expenses:
   Sales and marketing                                  4,127,494            2,545,738            1,693,587
   Product development                                  2,802,249            1,508,875            1,719,703
   Field operations and support                         5,641,355            4,431,759            2,456,019
   General and administrative                           4,222,364            3,365,689            2,958,797
                                                     ------------         ------------         ------------
             Total costs and expenses                  16,793,462           11,852,061            8,828,106
Operating loss                                        (13,747,563)         (10,629,848)          (8,132,094)
Interest and other financial (expense)                         --                   --           (1,814,178)
Interest and other income                                 705,919              975,850              861,948
                                                     ------------         ------------         ------------
Loss before tax benefit                               (13,041,644)          (9,653,998)          (9,084,324)
Tax benefit                                               596,998                   --                   --
                                                     ------------         ------------         ------------
Net loss                                              (12,444,646)          (9,653,998)          (9,084,324)

Accretion of preferred stock dividends                    (44,112)             (44,050)             (44,050)
                                                     ------------         ------------         ------------
Net loss applicable to common stock                  $(12,488,758)        $ (9,698,048)        $ (9,128,374)
                                                     ============         ============         ============

Basic and diluted net loss per share                 ($      1.33)        ($      1.18)        ($      1.55)
                                                     ============         ============         ============

Weighted average number of shares outstanding           9,374,317            8,186,207            5,890,530
                                                     ============         ============         ============


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                               For the years ended
                                                                                                    June 30,
                                                                               --------------------------------------------------
                                                                                   2000               1999               1998
                                                                               ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                                    $(12,444,646)      $ (9,653,998)      $ (9,084,324)
   Adjustments to reconcile net loss to net
     cash used in operating activities
            Recognition of unearned income                                         (548,557)            34,190           (371,223)
            Depreciation expense                                                  1,849,189          1,249,235            793,043
            Amortization of intangibles/license rights                            1,512,480            911,103             76,143
            Charges associated with stock, warrant and option grants                860,862            129,973            473,562
      Increase (decrease) in cash resulting from changes in:
                 Trade accounts receivable                                         (450,677)          (185,390)          (106,269)
                 Other current assets                                               (21,471)            53,151           (192,715)
                 Other assets                                                         2,868             89,127           (142,074)
                 Accounts payable and accrued expenses                              (83,494)         1,400,934            418,340
                 Unearned revenue                                                    16,775            278,200             53,500
                 Customer deposits                                                                          --           (425,000)
                 Miscellaneous other                                                   (427)             4,142             23,239
                                                                               ------------       ------------       ------------
                 Net cash used in operating activities                           (9,307,098)        (5,689,333)        (8,483,778)
                                                                               ------------       ------------       ------------


Cash flows from investing activities:
   Purchase of held-to-maturity investments                                                                 --            (61,997)
   Proceeds from held-to-maturity investments                                        77,153                 --                 --
   Purchase of securities available for sale                                       (500,000)                --                 --
   Purchases of property and equipment                                           (1,495,146)        (2,513,898)        (2,093,702)
   Purchases of license rights                                                   (1,300,000)          (400,000)                --
   Purchase of intangible assets                                                   (135,753)          (132,080)          (180,625)
                                                                               ------------       ------------       ------------
               Net cash used in investing activities                             (3,353,746)        (3,045,978)        (2,336,324)
                                                                               ------------       ------------       ------------


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               For the years ended
                                                                                                    June 30,
                                                                               --------------------------------------------------
                                                                                   2000               1999               1998
                                                                               ------------       ------------       ------------
Cash flows from financing activities:
   Proceeds from Bridge Financing promissory notes                                       --                 --          1,353,000
   Repayments of Bridge Financing promissory notes                                       --                 --         (1,353,000)
   Proceeds from sale of Bridge Financing warrants, net                                  --                 --          1,479,822
   Proceeds from sales of common stock, net                                       8,310,869              5,837         29,022,227
   Cash advanced for related party notes receivable                                 179,956           (328,780)          (169,498)
   Lease obligation                                                                  63,794                 --                 --
   Collections of stock subscriptions receivable                                         --                 --          1,264,485
                                                                               ------------       ------------       ------------
            Net cash provided by financing activities                             8,554,619           (322,943)        31,597,036
                                                                               ------------       ------------       ------------

            Net increase (decrease) in cash and cash equivalents                 (4,106,225)        (9,058,254)        20,776,934

Cash and cash equivalents at beginning of period                                 12,494,373         21,552,627            775,693
                                                                               ------------       ------------       ------------
Cash and cash equivalents at end of period                                     $  8,388,148       $ 12,494,373       $ 21,552,627
                                                                               ============       ============       ============




Supplemental cash flow information:
  Interest paid in connection with Bridge financing loan                       $         --       $         --       $  1,647,000
  Fair value of warrants/stock issued in settlement of accrued obligation      $         --       $    100,445       $     97,074
  Exercise of warrants in exchange for related party notes receivable          $         --       $         --       $    655,000
  Stock issued for royalty payments                                            $    332,164       $     51,787       $         --


          See accompanying notes to consolidated financial statements.

Princeton Video Image, Inc.
Consolidated Statement of Changes in Shareholders' (Deficit)/Equity For the years ended June 30, 1998, 1999 and 2000


                                                                                                                   Related Party
                                                                       Common Stock               Additional          Note and
                                                                  Number of                         Paid-In          Stock Subsc
                                                                   Shares          Amount          Capital           Receivable
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                                          2,938,440      $    14,692      $ 19,910,396      $(1,388,485)
Net Loss

Warrant exercises                                                   608,062            3,040           762,154         (655,000)
Compensation expense                                                                                   473,562
Issuance of warrants and stock for services                                                             97,074
Receipt of proceeds from stock subscriptions                                                                          1,264,485
Issuance of 36,970 shares with respect to anti-dilution in
  July 1997                                                          36,970              185              (185)
Issuance of 300,000 warrants in connection with October 1997
  Bridge Financing, net                                                                              1,479,822
Issuance of 4,600,000 shares of common stock at $7.00 per
  share in connection with the initial public offering, net
  of offering costs                                               4,600,000           23,000        28,889,033
Cash advanced and shares reacquired in connection with
  related party notes receivable, December 1997                      (9,920)             (50)         (123,950)         (45,498)
Accretion of preferred stock dividends                                                                 (44,050)

BALANCE AT JUNE 30, 1998                                          8,173,552           40,867        51,443,856         (824,498)
Net Loss
Issuance of common stock for option and warrant exercises            11,541               58             5,779
Issuance of common stock for license rights, April 1999,
  $7.031 per share                                                   14,286               71           100,374
Compensation expense associated with the issuance of 8,279
  options for consulting services from October 1998 to
  June 1999                                                                                             29,529
Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee                                                                                (328,780)
Accretion of preferred stock dividends                                                                 (44,050)

--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                          8,199,379           40,996        51,535,488       (1,153,278)
Net Loss


                                                                                                                   TOTAL
                                                                                                                Shareholders'
                                                                    Comprehensive        Accumulated               Equity
                                                                        Income            (Deficit)              (Deficit)
                                                                        -------          -----------             ---------
BALANCE AT JUNE 30, 1997                                               $     --         $(19,541,554)         $ (1,004,951)
Net Loss                                                                                  (9,084,324)           (9,084,324)

Warrant exercises                                                                                                  110,194
Compensation expense                                                                                               473,562
Issuance of warrants and stock for services                                                                         97,074
Receipt of proceeds from stock subscriptions                                                                     1,264,485
Issuance of 36,970 shares with respect to anti-dilution in
  July 1997                                                                                                             --
Issuance of 300,000 warrants in connection with October 1997
  Bridge Financing, net                                                                                          1,479,822
Issuance of 4,600,000 shares of common stock at $7.00 per
  share in connection with the initial public offering, net
  of offering costs                                                                                             28,912,033
Cash advanced and shares reacquired in connection with
  related party notes receivable, December 1997                                                                   (169,498)
Accretion of preferred stock dividends                                                                             (44,050)

BALANCE AT JUNE 30, 1998                                                     --          (28,625,878)           22,034,347
Net Loss                                                                                  (9,653,998)           (9,653,998)
Issuance of common stock for option and warrant exercises                                                            5,837
Issuance of common stock for license rights, April 1999,
  $7.031 per share                                                                                                 100,445
Compensation expense associated with the issuance of 8,279
  options for consulting services from October 1998 to
  June 1999                                                                                                         29,529
Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee                                                                           (328,780)
Accretion of preferred stock dividends                                                                             (44,050)


--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                     --          (38,279,876)           12,143,330
Net Loss                                                                                 (12,444,646)          (12,444,646)


          See accompanying notes to consolidated financial statements.

Princeton Video Image, Inc.
Consolidated Statement of Changes in Shareholders' (Deficit)/Equity For the years ended June 30, 1998, 1999 and 2000

                                                                                                                   Related Party
                                                                       Common Stock               Additional          Note and
                                                                         Number of                  Paid-In          Stock Subsc
                                                                   Shares          Amount          Capital           Receivable
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for option and warrant exercises            30,318              151            81,567
Issuance of common stock for royalty payments                        57,144              284           331,880
Issuance of stock at $5.50 per share in connection with
  private equity financing, net of expenses                       1,592,727            7,964         8,221,187
Compensation expense associated with the issuance of options for consulting services provided by third parties and the
  Board of Directors                                                                                   449,668
Receipt of payments on notes outstanding                                                                                179,956
Unrealized gain on securities held for sale
Accretion of preferred stock dividends                                                                 (44,112)

--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                          9,879,568           49,395        60,575,678         (973,322)


                                                                                                                   TOTAL
                                                                                                                Shareholders'
                                                                    Comprehensive        Accumulated               Equity
                                                                        Income            (Deficit)              (Deficit)
                                                                        -------          -----------             ---------
Issuance of common stock for option and warrant exercises                                                           81,718
Issuance of common stock for royalty payments                                                                      332,164
Issuance of stock at $5.50 per share in connection with
  private equity financing, net of expenses                                                                      8,229,151
Compensation expense associated with the issuance of options for consulting services provided by third parties and the
  Board of Directors                                                                                               449,668
Receipt of payments on notes outstanding                                                                           179,956
Unrealized gain on securities held for sale                             346,167                                    346,167
Accretion of preferred stock dividends                                                                             (44,112)


--------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2000                                               346,167          (50,724,522)            9,273,396


          See accompanying notes to consolidated financial statements.

                           PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION:

Princeton Video Image, Inc. ("the Company"), was incorporated on July 23, 1990 in the State of New Jersey. The Company has developed and is marketing a real-time video insertion system (the "L-VIS(TM) System") that through patented computer vision technology places computer-generated electronic images into television broadcasts of sporting events and other programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. The L-VIS System has been used to insert images, including advertising images and visual aids, into live and pre-recorded television broadcasts. The Company is developing a series of products for the Internet and interactive television to allow viewers to interact with live or recorded video programming. The Company is also marketing its systems on a worldwide basis through licensing and royalty agreements and the formation of Princeton Video Image Europe, N.V. ("PVI Europe"), a majority-owned subsidiary headquartered in Brussels, Belgium. Prior to the fiscal year ended June 30, 1999, the Company was considered a development stage company for financial reporting purposes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Princeton Video Image, Inc. and its majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"). All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of petty cash on hand, checking accounts, money market funds, and all highly liquid debt instruments purchased with a maturity of three months or less.

MARKETABLE SECURITIES

At June 30, 2000, certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income.

INVESTMENTS

Investments in which the Company had a majority interest or otherwise exercised significant influence were accounted for on the basis of the equity method of accounting.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the L-VIS Systems and their components are three years, office and research and development equipment and software is five years, and furniture and fixtures is estimated to be seven years. Gains or losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Maintenance and repairs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", all long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

LICENSE RIGHTS

License rights are amortized over the shorter of the license term or the estimated useful life of the rights granted and are reviewed for impairment whenever events or circumstances occur which indicate recorded cost might not be recoverable.

                           PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

REVENUE

Non-refundable license fees are recognized as revenue when earned, which is when all related commitments have been satisfied (see Note 7). Additionally, under the terms of certain existing agreements, the Company retains title to the L-VIS System and receives a non-refundable fee which reflects reimbursement for the construction cost of the system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

Advertising revenue is recognized when earned, which is when the respective advertisements are inserted into a television broadcast.

Royalties are earned from licensees based on agreed upon percentages of revenues earned by the licensees. Minimum royalties are recognized as revenue in the quarter earned and amounts in excess of contractual minimums are recorded in the subsequent period.

Production revenue is earned from fees paid by broadcasters for static and animated visual enhancements of sporting and other events. This type of revenue is recognized when earned, which is when the enhancement is inserted into a live or pre-recorded television broadcast.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Costs associated with the development of the Company's proprietary computer system which are incurred prior to technological feasibility are recorded as research and development expenses. Total research and development costs incurred during the fiscal years ended June 30, 2000, 1999 and 1998 were not material.

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

Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 3,722,487, 2,765,315 and 2,519,637 shares of common stock that were outstanding at June 30, 2000, 1999 and 1998, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

RECLASSIFICATIONS

To conform to the June 30, 2000 presentation we reclassified certain amounts for previous years.

                           PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RISKS AND UNCERTAINTIES

The Company is subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of the product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the limited source of supply of certain components of the L-VIS System, and the need to raise additional funds to support its business operations. The Company believes that its existing available cash, cash equivalents and short-term investments will be sufficient to meet its operating and capital needs for a period of twelve months, although there can be no assurance that the Company will not require additional funds sooner. The Company's actual working capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the Company's ability to maintain its customer base and attract new customers to use the L-VIS System, the level of resources the Company is able to allocate to the development of greater marketing and sales capabilities, technological advances, the ability of the Company to protect its patent portfolio and the status of its competitors. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as the Company continues to execute its business strategy by continuing to search for new markets in which to market its technology, both domestically and abroad, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

There is no assurance the Company will generate sufficient cash flow from operations to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through June 30, 2001 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, and the potential sale of tax benefits relating to the Company's net operating losses. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations will be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, although earlier adoption is encouraged and retroactive application is prohibited. The effect of adopting this standard is not expected to be material.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SEC delayed the effective date of this SAB in June 2000, so that the SAB must now be adopted by December 31, 2000. The Company does not expect SAB No. 101 to have a material impact on its results of operations or financial position.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. RESTRICTED MARKETABLE SECURITIES HELD TO MATURITY:

At June 30, 1999 the Company had investments in U.S. Treasury Notes which, at the time of purchase, had a maturity greater than three months but less than one year and are restricted as to use under the terms of two existing letters of credit. In May 2000, one of the letters of credit expired and the related U.S. Treasury Note was redeemed upon maturity. The Company intends to hold the remaining debt instrument to maturity and has, accordingly, classified it as marketable securities held to maturity at its amortized cost basis. Unrealized holding losses at June 30, 1998, 1999 and 2000 were not material.

4.    INVESTMENTS IN SUBSIDIARY:

In June 2000, the Company formed PVI Europe in partnership with Interactive Media, N.V. PVI Europe was incorporated under Belgian law for the purpose of marketing the Company's patented proprietary L-VIS System in Europe. Total costs incurred in fiscal year ended June 30, 2000 related to the legal formation of PVI Europe amounted to $159,480. The Company owns 90% and Interactive Media, N.V. owns 10% of PVI Europe capital stock. For its 90% ownership, the Company contributed the license rights to use its proprietary L-VIS System, as well as the required L-VIS System equipment (See Note 7). Interactive Media, N.V. contributed computer, video and office equipment. PVI Europe recorded a net loss of $247,000 for the fiscal year ended June 30, 2000.

5.  INVESTMENTS

In June 2000, the Company invested $500,000 in the initial public offering of Pineapplehead Limited, an Australian company whose primary business is to provide sport production enhancements to both Australian and U.S. broadcasters through computer generated graphics. At June 30, 2000, the market value of the investment was $846,167. The unrealized gain on the investment is included in other comprehensive income at June 30, 2000. (See Note 2 on Marketable Securities)

6.  LICENSE RIGHTS

On April 21, 2000, the Company entered into an agreement with NFL International, a division of NFL Enterprises, L.P., retroactively effective to February 1, 2000. Under the terms of the agreement, the Company was granted exclusive rights to use electronic insertion technology in certain NFL International broadcasts of NFL/NFLEL games during the 2000 and 2001 season and non-U.S. telecasts of Super Bowl XXXV and XXXVI, and is obligated to pay certain fees in connection with these rights. This agreement extended a previous agreement between the Company and NFL International which lasted one year and ended with Super Bowl XXXIV. The Company recorded an intangible asset and a corresponding liability on its balance sheet for the acquisition of the license rights under both agreements. These rights are amortized on a straight line basis and payments are made over the term of the license agreements according to a pre-determined payment schedule. As of June 30, 2000 and 1999, the amortization expense with respect to these rights totaled $1,416,669 and $833,333, respectively. A total of $1,300,000 and $400,000 in cash payments were made during the years ended June 30, 2000 and 1999, respectively and the remaining accrued balance payable was $1,500,000 and $1,600,000 at June 30, 2000 and 1999, respectively. At June 30, 2000, the long term portion of the license rights, $350,000, was recorded in Other assets.

7.  LICENSE AND ROYALTY FEES:

Under the terms of certain existing agreements, the Company retains title to the L-VIS System and receives a non-refundable fee which reflects the construction cost of the L-VIS system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or the useful life of the equipment. Recognition of license revenue related to these agreements amounted to $548,557, $340,185 and $271,223 for the years ended June 30, 2000, 1999 and 1998, respectively. The remaining unearned revenue related to these agreements was $923,852 at June 30, 2000, of which $293,819 was current, and $1,455,634 at June 30, 1999, of which $436,162 was current.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In June 2000, the Company terminated a license agreement which had been entered into with Sasani Limited in January 1999. Under the terms of this agreement, the Company received a non-refundable licensing fee reflecting the cost of one L-VIS System, and minimum royalties based on use of the L-VIS System in South Africa. Upon termination of the license agreement, the Company recorded as revenue the remaining balance of the unrecognized non-refundable license fee of $105,000. This amount was included in the total license revenue of $548,557 referenced in the preceding paragraph. The Company continues to explore the market potential in South Africa.

8.  PROPERTY AND EQUIPMENT:

The costs and accumulated depreciation of property and equipment at June 30 are summarized as follows:

                                                                 2000                1999
                                                             -----------         -----------
      Furniture and fixtures                                 $   264,659         $   221,446
      Leasehold improvements                                      91,824              29,053
      Office equipment                                         1,743,481           1,195,292
      L-VIS Systems                                            3,257,338           2,041,504
      Research and development equipment and software            503,174             505,010
      Vehicles                                                    87,930                  --
      Equipment under construction                             2,328,015           2,648,387
                                                             -----------         -----------
           Total property and equipment                        8,276,421           6,640,692
      Less: accumulated depreciation                          (4,591,353)         (2,833,974)
                                                             -----------         -----------
           Property and equipment, net                       $ 3,685,068         $ 3,806,718
                                                             ===========         ===========


Depreciation expense amounted to $1,849,189, $1,249,235 and $793,043 for the years ended June 30, 2000, 1999 and 1998, respectively.

9.  INTANGIBLE ASSETS:

The costs and accumulated amortization of intangible assets at June 30 are summarized as follows:

                                                2000              1999
                                             ---------         ---------
      Patents                                $ 513,869         $ 313,391
      Patent Applications in Progress          340,737           454,756
                                             ---------         ---------
           Total intangible assets             854,606           768,147
      Less:  accumulated amortization         (267,120)         (220,601)
                                             ---------         ---------
           Intangible assets, net            $ 587,486         $ 547,546
                                             =========         =========

Amortization expense amounted to $95,813, $77,770 and $76,143 for the years ended June 30, 2000, 1999 and 1998, respectively. On September 15, 1998 the Company was granted a U.S. patent relating to a method of tracking scene motion for live video insertion systems. On November 14, 1999, the Company was issued a patent by the European Patent Office that covers the Company's right to send insertion information downstream along with a broadcast or webcast, thus allowing the Company to insert advertisements or program enhancements from remote locations, for example a set top box in a television viewer's home.

On August 8, 2000 the Company was issued a patent by the United States Patent and Trademark Office that covers technology used to stabilize the physical location of virtual images, like advertisements, inserted into television broadcasts.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at June 30 consisted of the following:

                                            2000              1999
                                        ----------        ----------
      Accounts payable                  $1,258,056        $1,747,178
      License fees and royalties         1,625,215         1,769,221
      Legal and accounting fees            348,683            92,544
      Other                                903,106           691,556
                                        ----------        ----------
                                        $4,135,060        $4,300,499
                                        ==========        ==========

11.  INCOME TAXES:

Temporary differences which give rise to significant deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:

      Deferred tax assets:                                 2000                 1999
                                                      ------------         ------------
        Capitalized start-up costs                    $         --         $    211,523
        Fixed assets                                       409,496                  668
        Deferred revenue and other                         457,227              612,265
        NOL Carryforward - Federal                      13,424,134           10,305,628
        NOL Carryforward - State taxes                   3,522,398            2,891,905
        Valuation allowance - Federal                  (14,095,008)         (10,947,747)
        Valuation allowance - State                     (3,522,398)          (2,891,905)
                                                      ------------         ------------
                Total deferred tax assets                  195,849              182,337

      Deferred tax liabilities:
        Intangibles                                        195,849              182,337
                                                      ------------         ------------
                Total deferred tax liabilities             195,849              182,337

                Net deferred taxes                    $         --         $         --
                                                      ============         ============


Due to the uncertainty of the realization of the deferred tax assets, a full valuation allowance has been provided.

As of June 30, 2000, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $39,480,000 which expire in the years 2006 through 2020. The timing and manner in which the net operating loss carryforward may be utilized in any year by the Company will be limited by Internal Revenue Code Section 382.

In July 1999, the Company filed an application with the New Jersey Economic Development Authority ("NJEDA")to sell approximately $2.1 million of its unused Net Operating Loss carryover ("NOL") and unused Research and Development ("R&D") Tax credits for 75% of the value of the tax benefits. Under the terms of this NJEDA program, the proceeds of the sale had to be used by the Company for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the NJ Emerging Technology and Biotechnology Financial Assistance Act. The final determination of the amount to be received by the Company was subject to adjustment by the State of New Jersey based on the amount of the total applications received. In December 1999, the Company

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


sold $795,997 of its total $1,812,019 of state tax benefit of unused state Net Operating Loss carryover ("NOL") and unused Research and Development ("R&D") tax credits and received $596,998, or 75% of the value of the tax benefits as guaranteed under the program. This amount was recognized as an income tax benefit by the Company in December 1999. An application to sell approximately $2.1 of the Company's remaining unused NOL's in the NJEDA's program for the year 2000 has been filed and a final determination of the amount to be received by the Company will be made by December 2000.


12.  COMMON AND PREFERRED STOCK

COMMON STOCK

Pursuant to its Restated Certificate of Incorporation, the Company is prohibited from paying any dividends on the Common Stock until all accumulated dividends in respect of the Series A Preferred Stock and Series B Preferred Stock have been paid.

On December 16, 1997, the Company completed its initial public offering of 4,000,000 shares of its common stock at a price of $7.00 per share (the "Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and estimated expenses payable by the Company were approximately $25,050,000. Additionally, in connection with the underwriting services provided in the Offering, the underwriters received warrants with a five year term to purchase 400,000 shares of common stock at an exercise price of $8.40. All warrants remained unexercised at June 30, 2000.

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

On July 1, 1999, the Company implemented a Company match under its 401(k) retirement plan (the "Plan") whereby the Company will match employee contributions with Company stock at the rate of 50% of the amount an employee contributes, up to 5% of salary. The contribution of stock is made on a monthly basis and matching contributions will vest over three years. The Company recorded an expense of $68,782 for the year ended June 30, 2000 and contributed 10,992 shares of common stock to participants. At June 30, 2000, 9,353 of the contributed shares were fully vested.

In October 1999, the Company completed a private equity offering of 1,592,727 shares of common stock at a price of $5.50 per share. The net proceeds from the offering, after deducting underwriting commissions and expenses paid by the Company, were approximately $8,229,000. In connection with the underwriting services provided, the underwriters received warrants with a 7 year term to purchase 200,000 shares of common stock at an exercise price of $6.05 per share. (See Note 16 - Related Party Transactions)

In each of July and October 1999 and January and April 2000, the Company issued 14,286 shares of common stock (57,144 in total) as payment for royalties due under a research agreement between the Company and a third party (see Note 14). The Company recorded royalty expense of $332,022, the fair market value of the shares on their dates of issuance, during the year ended June 30, 2000.

PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of the preferred stock in one or more series. The Company's Board of Directors is authorized to fix the relative rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, liquidation preferences, the number of shares constituting any series

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



and the designation of such series. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of the Company's Series A Preferred Stock, Series B Preferred Stock and Common Stock, including the loss of voting control. Other than the shares of Series A Preferred Stock and Series B Preferred Stock, there are no shares of preferred stock currently issued and outstanding.

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

Dividends on the shares of Series A Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. Cumulative dividends in arrears at June 30, 2000 and 1999 totaled $135,750 (or $2.01 per share) and $117,500 (or $1.74 per share), respectively.

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

Dividends on the shares of Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. No dividends may be paid with respect to this stock until all cumulative dividends in respect of Series A Preferred Stock have been paid. Cumulative dividends in arrears at June 30, 2000 and 1999, totaled $165,612 (or $1.92 per share) and $139,750 (or $1.62 per share), respectively.

The Series B Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

Changes in the preferred stock accounts were as follows:

                                                       Series A                   Series B
                                              No. of                        No. of
                                              Shares         Amount         Shares        Amount             Total
Balance at June 30, 1997                      67,600        $385,200        86,041        $518,355        $  903,555
Accretion of preferred stock dividends                        18,250                        25,800            44,050

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                              ------        --------        ------        --------        ----------
Balance at June 30, 1998                      67,600         403,450        86,041         544,155           947,605
Accretion of preferred stock dividends                        18,250                        25,800            44,050
                                              ------        --------        ------        --------        ----------
Balance at June 30, 1999                      67,600         421,700        86,041         569,955           991,655
Accretion of preferred stock dividends                        18,250                        25,862            44,112
                                              ------        --------        ------        --------        ----------
Balance at June 30, 2000                      67,600        $439,950        86,041        $595,817        $1,035,767
                                              ======        ========        ======        ========        ==========

On July 13, 2000, the Company offered all shareholders of the Series A Preferred stock and Series B Preferred stock the opportunity to exchange their shares of preferred stock for shares of the Company's Common Stock. Under the terms of the exchange, the preferred shares were exchanged for a number of Common shares equal to the par value of the preferred plus accrued but unpaid dividends, divided by the average of the closing sales price of the Common Stock as quoted on the NASDAQ National Market for the ten (10) business days immediately preceding the closing date of the transaction. The transaction closed on August 17, 2000. Of the 67,600 shares of Series A preferred which were outstanding at the date of the offer, 56,237 shares were exchanged for 70,256 shares of Common Stock. Of the 86,041 shares of Series B preferred which were outstanding at the date of the offer, 73,207 shares were exchanged for 97,313 shares of Common Stock.

13.  WARRANTS AND OPTIONS:

WARRANTS

The Company had outstanding a total of 1,307,130, 1,192,130 and 1,202,130 warrants to purchase common stock at June 30, 2000, 1999 and 1998, respectively. The exercise prices range from $8.00 to $20.00 per share and the expiration of such warrants range from 2003 to 2007. The following is a description of warrant activity for the fiscal years ended June 30, 1998, 1999 and 2000:

In November 1991, warrants with a five year term to purchase 80,800 shares of common stock at an exercise price of $2.50 per share were granted to an employee of the Company. These warrants vested as follows: (i) 20,000 in November 1991,
(ii) 13,600 each in November 1992, November 1993 and November 1994 and (iii) 20,000 in September 1993. Each series of warrants expires five years after the applicable vesting date. 20,000 and 13,600 of these warrants expired in November 1996 and 1997, respectively. In May 1998 the Board of Directors approved the issuance of five year, contingent warrants to purchase up to 47,200 shares of common stock at an exercise price of $8.00 per share, to the extent the warrants issued in November 1991 expire unexercised. As of June 30, 2000, 47,200 such warrants had been issued at $8.00 and were unexercised. None of the original warrants remained outstanding.

In connection with a July 1994 issuance of common stock to Blockbuster Entertainment Corporation ("Blockbuster"), the Company issued warrants with a five year term to purchase 70,000 shares of common stock at an exercise price of $15.00 per share. The warrants expired unexercised in July 1999. Additionally, the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $20.00 per share. These warrants vest upon the future occurrence of any of the following events: (i) Blockbuster provides consulting services to the Company which materially enhance the Company's technology relating to real time insertion; (ii) Blockbuster and the Company enter into a joint venture for the purpose of exploiting the Company's system in the entertainment industry for non-television applications; or (iii) the Miami Dolphins are the first National Football League team to support the use of the Company's system in connection with broadcast of its games. These warrants expire three years after the vesting date. As of June 30, 2000 none of the vesting criteria had been met.

In October 1997, the Company issued warrants with a five year term to purchase 300,000 shares of common stock at an exercise price of $0.01 per share in connection with a Bridge Financing (see Note 11). As of June 30, 2000, all of these warrants had been exercised.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On May 28, 1998, the Board of Directors of the Company approved a modification of the terms of certain outstanding warrants. The modification, which affected approximately 548,358 warrants, reduced the exercise price of such warrants to $8.00 per share and extended the exercise period for an additional five years.

STOCK OPTION PLAN

The Company adopted a Stock Option Plan (the "Plan") in July 1993 for employees, officers, directors, consultants and independent contractors of the Company. The Plan initially reserved 360,000 shares of common stock for issuance upon the exercise of stock options. The Plan was amended in 1995, 1996, 1997 and 1998 to reserve additional shares. On April 5, 2000, the Board of Directors authorized an amendment to the Company's Amended 1993 Stock Option Plan to increase the authorized number of shares which may be issued pursuant to options granted under the Plan from 2,160,000 to 3,660,000 shares, subject to shareholder approval and ratification within one year. As of June 30, 2000, 3,660,000 shares were reserved for the Plan, including the 1,500,000 shares subject to shareholder approval and ratification.

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

Information with respect to options under the Plan is as follows:


                                                                                                                      WTD AVG
                                                                 NUMBER OF                                           EXERCISE
                                                                   OPTIONS              OPTION PRICE                PRICE PER
                                                               OUTSTANDING                     RANGE                    SHARE
         Balance at June 30, 1997                                1,100,924             $10.00-$20.00                   $16.38
         Authorized
         Granted                                                   356,290
         Exercised
         Forfeitures                                             (139,707)
                                                                 ---------
         Balance at June 30, 1998                                1,317,507             $2.50-$17.50                    $8.35

         Authorized
         Granted                                                   413,873
         Exercised
                                                                    (1,541)
         Forfeitures                                              (156,654)
                                                                 ---------
         Balance at June 30, 1999                                1,573,185             $2.50-$17.50                    $5.77

         Authorized
         Granted
                                                                   942,981
         Exercised
                                                                  (14,618)
         Forfeitures
                                                                  (86,191)
                                                                 ---------
         Balance at June 30, 2000                                 2,415,357             $2.50-$15.00                    $5.57
                                                                 =========

         Exercisable at June 30, 2000                            1,606,513

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Exercisable at June 30, 1999                            1,038,428
         Exercisable at June 30, 1998                              850,938


     The options outstanding at June 30, 2000, 1999 and 1998, by price range, are as follows:

                                 2000   $2.50-$7.50              1,768,490
                                        $7.51-$12.50               626,867
                                        $12.51-$15.00               20,000
                                                                ----------
                                             Total               2,415,357
                                                                ==========

                                 1999   $2.50-$7.50                623,391
                                        $7.51-$12.50               911,626
                                        $12.51-$17.50               38,168
                                                                ----------
                                             Total               1,573,185
                                                                ==========

                                 1998   $2.50-$7.50                262,293
                                        $7.51-$12.50               994,492
                                        $12.51-$17.50               60,722
                                                                ----------
                                             Total               1,317,507
                                                                ==========

The weighted average remaining contractual lives of outstanding options at June 30, 2000 was 6.7 years.

The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements with respect to options and warrants issued with an exercise price at or above the fair market value of the stock on the grant date. Had compensation costs for such options and warrants been determined based on the fair value approach promulgated by Statement of Financial Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss applicable to Common Stock would have been increased to $(15,344,604) ($(1.64) per share), $(10,121,514) ($(1.24) per share) and
$(14,098,692) ($(2.39) per share) for the years ended June 30, 2000, 1999 and
June 30, 1998, respectively.

The pro forma compensation expense of $2,855,846, $423,466 and $4,970,318 for 2000, 1999 and 1998, respectively, was calculated on the fair value of each option using the minimum value method for those options issued prior to October 17, 1997 (the date of initial filing with the SEC) and using the Black Scholes method for those options issued on October 17, 1997 and later. The following weighted average assumptions were used in the calculations:

                                       2000            1999              1998
                                     -------         -------         ---------
      Risk free interest rate          6.28%           5.87%           6.10%
      Expected option lives            6.33 years      8.6 years       6.1 years
      Expected volatility             70.0%           62.0%           62.0%

On October 1, 1997, the Board of Directors of the Company approved a modification of the terms of all stock options held by individuals who, as of that date, were current employees of the Company, except executive officers. The modification, which affected approximately 320,380 options, reduced the exercise price of such options to $8.00 per share. No compensation expense was recorded in

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

In January 1998, the Board of Directors of the Company approved the grant of options with a ten year term to purchase up to 59,600 shares of common stock to a third party consultant. Of those options granted, 9,600 were fully vested upon grant in consideration for consulting services previously rendered. Accordingly, the Company recorded a charge of $33,312 in the third quarter of 1998 which represents the fair value of the vested options. The remaining 50,000 options will vest upon the earlier of (i) the consultant providing ten years of continued consulting services, or (ii) the attainment of certain performance criteria. Charges for such unvested options will be recorded in proportion to progress made on such performance criteria. There was no charge recorded in fiscal year 1998, 1999 or 2000 for the unvested portion of this option grant.

In January 1998, the Board of Directors of the Company approved the grant of incentive stock options with a ten year term to purchase up to 100,000 shares of common stock at an exercise price of $7.25 to the Company's Treasurer and CFO. No compensation expense was recorded in connection with this transaction as the exercise price of such options was equal to the fair market value of the Company's stock on the date of the transaction.

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

In November 1998, the Board of Directors of the Company approved the granting of two stock options to the Company's President and CEO. The first such option is for 200,000 shares of Common Stock at an exercise price of $4.563 and vests over a three-year period. No compensation expense was recorded in connection with this transaction as the exercise price of such option was not less than the fair market value of the Company's stock on the date of this transaction. The second option is for the purchase of an additional 200,000 shares of Common Stock at an exercise price equal to $7.00 per share with vesting dependent upon the attainment of certain performance criteria based on the revenues from operations during the fiscal years ending June 30, 1999 through June 30, 2002. Both option grants are for a term of 10 years. In April 2000, the Board of Directors approved a modification of this grant to waive the performance criteria for 100,000 of these options as a precondition for vesting, in recognition of commendable performance. Therefore, 50,000 options vested on April 5, 2000 and 50,000 options vested on June 30, 2000. No compensation expense was recorded in connection with this transaction as the exercise price of such options exceeded the fair market value of the Company's stock on the date of the transaction.

In December 1998, the Shareholders of the Company ratified an amendment to the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan from 1,560,000 to 2,160,000.

In December 1998, the Board of Directors of the Company approved the issuance of five year, fully

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


vested options to a third party consultant based on the number of days of service to the Company. Between October 1998 and July 1999 the Company granted options to purchase 8,157 shares of common stock with exercise prices ranging from $2.40 to $5.57. The Company recorded compensation expense of $29,528 and $1,139 in the fiscal years ended June 30, 1999 and 2000, respectively, with respect to the issuance of these options.

In June 1999, the Board of Directors of the Company approved the creation of an employee bonus pool of 100,000 incentive stock options, pursuant to the Company's Stock Option Plan to be awarded during calendar year 1999, on a discretionary basis, to individuals who are employees of the Company at the time of grant (other than officers), either as an incentive or in recognition of extraordinary performance. As of December 31, 1999, 97,500 of these options had been issued.

On September 30, 1999, the Board of Directors of the Company awarded stock options to purchase 10,000 shares of Common Stock to each of its current members. The exercise price of these options was $4.688, the fair market value on the date of grant. The options have a term of ten years and were fully vested upon grant.

In September 1999, the Board of Directors approved, and on December 3, 1999 the shareholders approved and ratified, an amendment to the Stock Option Plan to authorize automatic annual stock option grants to the members of the Board of Directors. The options vest, with respect to each director, based on their attendance at board meetings. Under this amendment, members of the Board of Directors received a total of 80,000 options, 67,500 of which vested during the year ended June 30, 2000. In connection with the vesting of these options, the Company recorded compensation expense of $129,040 calculated as the excess of the fair market value of the stock over the exercise price at the time of vesting.

In October 1999, the Board of Directors approved the grant of incentive stock options with a ten year term to purchase up to 65,000 shares of common stock at an exercise price of $4.688, the fair market value of the common stock on the date of grant, to the Company's Vice President of Marketing and Sales.

In November 1999, the Board of Directors approved the grant of options with a five year term to purchase up to 27,500 shares of common stock at an exercise price of $6.38 to a third party consultant for marketing services provided to the Company. A compensation charge of $130,075 was recorded in connection with this issuance.

In December 1999, the Compensation Committee of the Board of Directors approved the Company's prior contingent grant on June 12, 1998 to purchase 60,000 shares of common stock by a third party consultant. The exercise price of these options is $4.25, the fair value of the stock on the date of grant, and the options have a term of five years. A compensation charge of $189,414 was recorded in connection with this issuance.

In April 2000 the Board of Directors approved the grant of options with a ten year term to purchase up to 100,000 shares of common stock at an exercise price of $5.938 to both the Company's Chairman and the President and CEO. The options will vest upon the attainment of performance goals to be established by the Compensation Committee of the Board of Directors, or in any event, upon the continued employment of the officers at the end of four (4) years. No options were earned under the performance criteria in the fiscal year ended June 30, 2000.

14.  COMMITMENTS AND CONTINGENCIES:

GE AGREEMENT

In July 1991, the Company entered into a license agreement with General Electric Company ("GE") granting to the Company a non-exclusive license for use of certain of GE's intellectual property. This

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


agreement expired in July 1996 and in November 1997 the Company negotiated a new agreement with GE. This agreement, which is retroactive to July 1996, has a five-year term.

Under the terms of the license agreement, the Company is required to pay royalties to GE based upon the Company's gross revenues. All royalties accrue as earned and are payable semi-annually. As of June 30, 2000 and 1999, the amounts accrued under this agreement were $41,285 and $21,385, respectively.

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

Under terms of this agreement, the Company pays royalties of between 3% and 5% to Sarnoff, based upon the Company's gross revenues. All royalties shall accrue as earned, but no cash payments were required to be made until the earlier of the date on which cumulative gross revenues reached twenty million dollars or January 1, 1999. Payments for all accrued royalties through December 31, 1999 became due in January 1999 and were paid in full by December 1999.

 Additionally, under terms of this agreement, commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. For the calendar years 1999 and 2000, the Company has the option of paying these minimum royalties in cash or with Company stock at its last issue price. The Company elected to issue stock for royalties due for all payments due in 1999 and for both the first and second quarter 2000. Accordingly, the Company recorded total royalty expense in the amount of $332,164 and $152,232 for the years ended June 30, 2000 and 1999, respectively. These charges reflected the issuance of 57,144 and 28,572 shares of common stock during the years ended June 30, 2000 and 1999, respectively.

THESEUS AGREEMENT

In December 1995, the Company entered into a license agreement with Theseus Research, Inc. ("Theseus") whereby the Company was granted a non-exclusive worldwide license, without the right of sublicense, to use Theseus technology in its system. A prepayment was made at the time the agreement was executed and royalties earned are offset against this prepayment. At June 30, 2000 and 1999, the prepaid balance was $37,915 and $43,721, respectively. During the term of the license, the Company will pay royalties of between .05% and .20% of net sales on a quarterly basis. The agreement terminates with the expiration of the last of the patents included in the licensed technology.

HQ GLOBAL WORKPLACES

In February 2000, the Company entered into an agreement with HQ Global Workplaces to lease temporary office space for a term of six months beginning in May 2000. Under the terms of the agreement the Company pays a monthly fee and was required to deposit with HQ Global a security deposit in the amount of $19,194.

LEASES

The Company leases its primary office space under operating leases. In July 1997, the Company entered into a three-year operating lease for office space in New York City. This lease expired in May 2000 and was not renewed because of unfavorable renewal terms. The Company, instead, moved into temporary office space leased from HQ Global Workplaces and began a search for available long-term office space. In October 1997, the Company entered into a five-year operating lease agreement for its office headquarters in Lawrenceville, New Jersey. In July 1999, the Company entered into an operating lease agreement for additional office space in Lawrenceville, New Jersey. This lease is co-

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


terminus with the October 1997 operating lease for its headquarters and both will terminate in September 2002. Rent and equipment lease expense for the years ended June 30, 2000, 1999 and 1998 was $ 472,947, $400,956 and $395,979,
respectively.

Future minimum rent and lease payments are as follows:

                                Year               Amount
                                ----               ------
                                2001              265,781
                                2002              265,781
                                2003               44,296
                          Thereafter                   --
                                                ---------
         Total minimum lease payments           $ 575,858
                                                =========

Under the terms of the five year lease signed in October 1997 for the Lawrenceville, New Jersey headquarters, the Company is required to maintain an irrevocable, unconditional $51,258 letter of credit throughout the term of the lease.

In November 1999, the Company entered into a five year capital lease for the purchase of a mobile production truck.

Future minimum lease payments under this capital lease are as follows:


                                      2001      $     18,644
                                      2002            18,644
                                      2003            18,644
                                      2004            18,644
                                Thereafter             6,214
                                                ------------
                                                      80,790
       Less:  Amount representing interest           (16,996)
                                                ------------
   Present value of minimum least payments      $     63,794
                                                ============


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

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


money or to stop selling our products. We may also need to license disputed technology from another company, if possible. If our patents are successfully challenged, our business, financial condition and the results of our operations will be adversely affected.



15.  INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates in one industry segment, real-time video imaging and markets its L-VIS System worldwide through licensing agreements. One licensee, Publicidad Virtual S.A. de C.V. accounted for 36%, 37% and 53% of net sales for fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Geographic information is as follows:

                                                U.S.            LatinAmerica           Other               Total
                                                ----            ------------           -----               -----
1998
Advertising and production revenue          $  324,789          $       --          $       --          $  324,789
License and royalty fees
                                                    --             371,223                  --             371,223
                                            ----------          ----------          ----------          ----------
               Total                        $  324,789          $  371,223          $       --          $  696,012
                                            ==========          ==========          ==========          ==========

1999
Advertising and production revenue          $  694,528          $       --          $       --          $  694,528
License and royalty fees
                                                    --             450,185              77,500             527,685
                                            ----------          ----------          ----------          ----------
               Total                        $  694,528          $  450,185          $   77,500          $1,222,213
                                            ==========          ==========          ==========          ==========

2000
Advertising and production revenue          $1,483,664          $       --          $   25,000          $1,508,664
License and royalty fees
                                                    --           1,090,484             446,751           1,537,235
                                            ----------          ----------          ----------          ----------
               Total                        $1,483,664          $1,090,484          $  471,751          $3,045,899
                                            ==========          ==========          ==========          ==========

All Company assets are based in the United States with the exception of certain L-VIS Systems which are being used by the Company's licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in foreign countries is as follows:

L-VIS Systems         U.S.               LatinAmerica             Canada                Belgium                Total
-------------         ----               ------------             ------                -------                ------
1998               1,361,906               343,244                    --                    --               1,705,150
1999               1,285,870               620,634               135,000                    --               2,041,504
2000               2,004,045               426,821               135,000               691,472               3,257,338

16.  RELATED PARTY TRANSACTIONS:

A member of the Board of Directors of the Company is also the President of J.J. Pomerance & Co., Inc., a corporation that furnished consulting services to the Company from time to time through the initial public offering in December 1997.

A member of the Board of Directors of the Company is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in the Company and is the Company's former joint venture partner and current licensee. (See Note 16 - Industry Segment, Geographic and Customer Information)

A member of the Board of Directors of the Company is formerly the sole shareholder and President of Princeton Venture Research, Inc., a company that has furnished consulting services to the company from time to time. The member of the Board of Directors of the Company is also the President of PVR Securities. On June 28, 2000, the Company entered into a three month agreement with PVR

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Securities whereby PVR Securities would act as non-exclusive financial advisor and assist the Company in raising additional capital. As compensation, PVI agrees to pay PVR Securities a cash fee equal to 5% of gross proceeds of any private sale of equity securities of PVI if the buyer is introduced by PVR Securities. In addition, PVR Securities will receive warrants to purchase twelve and one-half percent of the amount of the securities sold to any purchasers introduced to PVI by PVR Securities at an exercise price equal to 110% of the closing price of the equity securities sold. The agreement can be extended by mutual consent.

A member of the Board of Directors of the Company is also a Managing Director and Executive Vice President of Allen & Company Incorporated, which is a principal shareholder of the Company and furnishes financial advisory services to the Company from time to time. Allen, as a Representative, received underwriting discounts and commissions, as well as Representatives' Warrants initially exercisable for 380,000 shares of Common Stock, with respect to services rendered on behalf of the Company with respect to the initial public offering of its Common Stock in December 1997. Additionally, Allen & Company received commissions in the aggregate amount of approximately $438,000, as well as warrants initially exercisable for 200,000 shares of common stock for its services rendered on behalf of the company in connection with the private equity offering completed in October 1999. In June 2000, the Company entered into an agreement with Allen & Co. whereby Allen & Co. would act as the Company's exclusive financial advisor for certain transactions. No transaction has been completed with respect to this agreement.

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

In April 1999 and May 1999, Publicidad Virtual signed promissory notes to the Company for $114,300 and $260,075, respectively as consideration for the equipment charge associated with two L-VIS Systems delivered to Publicidad for use in operations. The April 1999 note for $114,300 was paid in full in March 2000. Both notes were issued with an interest rate of 15% and had a term of one
(1) year and three (3) years, respectively.

CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents with major financial institutions. Held to maturity securities consist of U.S. government Treasury securities.

17.  SUBSEQUENT EVENTS:

In July 2000, the Company entered into a five year, non-binding letter of intent with Cybersmart, a Korean software and marketing company. Under the terms of the agreement, Cybersmart will have exclusive rights to market the L-VIS System for television broadcasts which originate and are intended for telecast solely within Korea. The Company will receive license fees and a share of the revenue received by Cybersmart based on the use of the L-VIS System.