Form 10-K/A
period 2000-06-30
PRINCETON VIDEO IMAGE INC
filed 2000-10-27
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

                15 Princess Road, Lawrenceville, New Jersey 08648
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  609-912-9400
              (Registrant's Telephone Number, Including Area Code)
              ----------------------------------------------------
               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                                      Name of Each Exchange
   Title of Each Class                                on Which Registered
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $49,049,437, based upon the last sales price on September 15, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,061,423 shares of Common Stock, no par value per share, were outstanding on September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference in this Form.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

INFORMATION REGARDING DIRECTORS

         The current Board of Directors is comprised of the following persons:

        NAME                            PAGE
        ----                            ----
Brown F Williams                         59
Dennis P. Wilkinson                      52
Donald P. Garber                         43
Lawrence Lucchino                        55
Jerome J. Pomerance                      59
Enrique F. Senior                        57
Eduardo Sitt                             69
John B. Torkelsen                        55

         The principal occupations and business experience, for at least the past five years, of each director are as follows:

         Brown F Williams is a co-founder of the Company and its Chairman of the Board. Prior to his election as Chairman of the Board in January 1997, Mr. Williams served the Company as its President and Chief Executive Officer, and he has been a director of the Company since its organization in July 1990. Mr. Williams also served as the Treasurer of the Company prior to Mr. Lawrence L. Epstein's election to such office in February 1998. Mr. Williams is a senior executive with more than 25 years experience in the development of high technology products, primarily during his 20 years with RCA Laboratories, Inc. Until 1987, Mr. Williams was Vice President of David Sarnoff Research Center, Inc. with responsibility for both hardware and software contract research business. Between 1987 and 1991, Mr. Williams was active in a number of start-up companies, either as a consultant on behalf of the funding groups or as an executive employee on behalf of the managements of such companies. Mr. Williams has had significant experience in product development, product introduction and licensing in Europe and Japan, as well as in the United States.

         Dennis P. Wilkinson joined the Company in November 1998 as President and Chief Executive Officer. Mr. Wilkinson was elected to the Board of Directors of the Company in December 1998. Prior to joining the Company, Mr. Wilkinson served as Senior Vice President of Marketing and Programming at Primestar, Inc., then the second largest Direct Broadcasting Satellite provider in the United States from May 1995 through September 1998. Before joining Primestar, he was Senior Vice President of Consumer Marketing at Time Warner Entertainment/Home Box Office from 1992 to 1995.

         Donald P. Garber has been a director of the Company since December 1999. Mr. Garber has been Commissioner, President and Chief Executive Officer of Major League Soccer since August 1999. Prior to such appointment, Mr. Garber served in various positions with the National Football League over the past fifteen years. Most recently he served as Senior Vice President of NFL International, the NFL's international division, where he was responsible for managing the NFL Europe league, from October 1996 to July 1999. Prior to working with NFL International, Mr. Garber was Vice President of Business Development and Special Events for NFL Properties from 1990 to 1996.

         Lawrence Lucchino has been a director of the Company since October 1994. Mr. Lucchino enjoys a wide variety of connections with the professional sports industry. In addition to his prior service as a member of the Board of Directors of the Washington Redskins, Mr. Lucchino served as President of the Baltimore Orioles from May 1988 until October 1993. He has been a member of the MLB Operations Committee and currently serves on the Commissioner's Blue Ribbon Task Force on Baseball Economics. Mr. Lucchino has served as President and Chief Executive Officer of the San Diego Padres since December 1994, and has been a partner in the Washington, DC law firm of Williams & Connolly since 1978.

         Jerome J. Pomerance was elected to the Board of Directors of the Company in 1992. He has served as the President of J.J. Pomerance & Co., Inc., a firm providing strategic international business advice for product development and applications, since November 1991. Prior to his founding of that firm, Mr. Pomerance was Chief Operating Officer and Vice-Chairman of Kroll Associates, Inc., a leading corporate investigation, due diligence and crisis management firm. Before joining Kroll in 1983, he was Treasurer, and later President and Chief Executive Officer, of a group of privately held international ophthalmic companies and a director of the Optical Manufacturers Association over a period of 20 years.

         Enrique F. Senior has been a director of the Company since October 1994. He is a Managing Director and Executive Vice President of Allen & Company Incorporated since 1973. Mr. Senior is a director of Dick Clark Productions, Inc., Pics Retail Networks, Inc. and Telemundo Group, Inc. He is or has recently served as financial advisor to several corporations including The Coca-Cola Company, General Electric, CapCities/ABC, Columbia Pictures, QVC Networks and others.

         Eduardo Sitt has been a director of the Company since October 1993. From 1964 until 1993, he was the principal shareholder and Chief Executive Officer of Hilaturas de Michoacon, S.A., a Mexican textile manufacturer. Mr. Sitt is a shareholder and, during the past five years, has served as a director of Grupo Financiero BBV-Probursa, a publicly held financial corporation and parent company of Mexico's fifth largest bank (Banco Bilbao Vizcaya, S.A.), a full service stock brokerage house (Casa de Bolsa BBV-Probursa) and several other financial firms. Mr. Sitt is the President and principal shareholder of, and the individual designated to serve on the Board of Directors of the Company by, Presencia en Medios, S.A. de C.V. ("Presencia"), a principal shareholder of the Company, and is the Presidente del Consejo of Publicidad Virtual, S.A. de C.V., an entity that was originally formed as a joint venture by the Company and Presencia. He also serves as a director of Albatros Textil, a textile manufacturer.

         John B. Torkelsen has been a director of the Company since 1995. Since April 1999, Mr. Torkelsen has served as President of Princeton Technology Management, LLC, a venture capital management company and President of Equity Valuation Advisors, Inc., an affiliated financial consulting company. He also serves as President of Equity Valuation Advisors, Inc.'s affiliate, PVR Securities, Inc., which was formed in 1987. Mr. Torkelsen is the Manager of the General Partner (Acorn Technology Partners, LLC) of Acorn Technology Fund, L.P., a venture capital fund specializing in early stage, high technology investing. He founded Princeton Venture Research, Inc., an investment, banking, consulting and venture capital firm and served as its President from 1984 to 1999.

INFORMATION REGARDING OFFICERS

      EXECUTIVE OFFICERS               PAGE         CAPACITIES IN WHICH SERVED                  IN CURRENT POSITIONS SINCE
      ------------------               ---         --------------------------                   --------------------------

Brown F Williams                        59         Chairman of the Board                                   1997
Dennis P. Wilkinson (1)                 52         President, Chief Executive Officer and                  1998
                                                   Director
Samuel A. McCleery (3)                  49         Vice President of Business Development               1999(VP),
                                                   and Assistant Secretary                         1991 (Asst.Secretary)
Lawrence L. Epstein (2)                 46         Vice President, Finance, Chief Financial                1998
                                                   Officer and Treasurer
Paul Slagle (4)                         49         Vice President of Sales and Marketing                   1999
Gene Dwyer (5)                          53         Vice President and Chief Technology Officer             2000
Howard J. Kennedy (6)                   51         Vice President of Convergence                           2000

         1) Dennis P. Wilkinson was elected President and Chief Executive Officer in November 1998 and was elected to the Board of Directors of the Company in December 1998.

         2) Lawrence L. Epstein has been the Company's Vice President, Finance, Chief Financial Officer and Treasurer since February 1998. Prior to joining the Company, Mr. Epstein was Chief Financial Officer and Vice President of Finance and Administration for Primestar Partners, L.P., then the nation's second largest Direct Broadcast Satellite provider, where he was responsible for overall financial management as well as strategic and long-range planning. Prior to joining Primestar in March 1993, Mr. Epstein held several senior financial positions with a number of CBS, Inc. units, including the CBS Television Network, CBS News and CBS owned-and-operated stations from 1979 to 1993.

         3) Sam McCleery was named Vice President of Business Development (formerly VP of Sales and Marketing) in October 1999. At the same time, Paul Slagle was named Vice President of Sales and Marketing. Mr. McCleery has been the Company's Assistant Secretary since 1991. From November 1991 through September 1999, Mr. McCleery was the Company's Vice President of Sales and Marketing. Prior to November 1991, Mr. McCleery was President of his own sports marketing and events company with clients that included the Reagan Foundation. From 1981 to 1989, Mr. McCleery served as the director of sports marketing for Prince Manufacturing, the world's largest marketer of tennis racquets. Prior to 1981, Mr. McCleery was a Director of New Business for Le Coq Sportif, a division of Adidas (France).

         4) Paul Slagle has been the Company's Vice President of Sales and Marketing since October 1999. Prior to October 1999, Mr. Slagle served as Vice President of Integrated Sales & Marketing for ESPN from July 1994 to October 1999. From August 1991 through June 1994, Mr. Slagle was Director of National Television for Wieden & Kennedy. Prior to 1991, Mr. Slagle has also served as Vice President of Special Events for Streff-Buchanan Communications.

         5) Gene Dwyer has been the Company's Vice President and Chief Technology Officer since January 2000. From November 1997 through December 1999, Mr. Dwyer was the Company's Director of Research, responsible for the algorithm architecture of the L-VIS(TM) System. Prior to joining the Company, Mr. Dwyer was the co-owner of Silhoutte Technology from 1986, which provided image processing and enhancement software for the U.S. Department of Defense.

         6) Howard J. Kennedy has been the Company's Vice President of Convergence since January 2000. From March 1995 through December 1999, Mr. Kennedy was the Company's Director-Principal Scientist, responsible for the technical development, evaluation and direction of new software and Internet products. Prior to joining the Company, Mr. Kennedy worked at Intel Corporation from October 1988 where he was Architect and Principal Engineer in the Multimedia Systems Technology Group.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.


         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2000, except that Mr. Williams inadvertently failed to timely file a report relating to three gift transactions which were later reported on a Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended June 30, 2000, 1999, and 1998 of the Company's chief executive officer and certain other highly compensated executive officers of the Company who were serving as executive officers at June 30, 2000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                     COMPENSATION STOCK
NAME AND PRINCIPAL                                                                      OPTION AWARDS           ALL OTHER
   POSITION                                            ANNUAL COMPENSATION           (NUMBER OF SHARES)        COMPENSATION
-------------------                               ----------------------------       ------------------        ------------
                                      YEAR           SALARY              BONUS
                                      ----           ------              -----
Brown F Williams                      2000          $250,000             ---                  120,000                  ---
Chairman of the Board                 1999           229,167            $25,000                 ---                    ---
                                      1998           225,000             ---                   20,000             $261,250(1)

Dennis P. Wilkinson                   2000          $290,737            $12,500               120,000                  ---
President and Chief  Executive        1999           161,474             25,000               400,000                  ---
Officer                               1998            ---                ---                    ---                    ---

Lawrence L. Epstein                   2000          $154,167             ---                   10,000                  ---
Vice President, Finance and           1999           150,000             ---                    ---                    ---
Chief Financial Officer               1998            31,346             ---                  100,000                  ---

Samuel A. McCleery                    2000          $154,167             15,000                 ---                    ---
Vice President of Business            1999           150,000             ---                    ---                    ---
Development                           1998           150,000             ---                   20,000              $99,000(1)

Paul Slagle                           2000          $123,958            $35,000                65,000                  ---
Vice President of Sales and           1999            ---                ---                    ---                    ---
Marketing                             1998            ---                ---                    ---                    ---




(1) Reflects a compensation charge recorded by the Company in connection with the exercise of warrants in July 1997.

         The following table sets forth certain information concerning grants of stock options during the fiscal year ended June 30, 2000 to the Named Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                 Percentage of
                                                 Total Options
                          Number of Securities    Granted to         Exercise of
                          Underlying Options     Employees in      Base Price per                           Grant Date
           Name               Granted             Fiscal 1999           Share        Expiration Date      Present Value*
           ----               -------             -----------           -----        ---------------      --------------
Brown F Williams               100,000               10.60%              $5.94         04/05/2010           $480,124
                                20,000                2.12%               4.69         09/30/2009             75,818

Dennis P. Wilkinson            100,000               10.60%              $5.94         04/05/2010           $480,124
                                20,000                2.12%               4.69         09/30/2009             75,818

Samuel A. McCleery                   0                  --                  --                 --                 --

Lawrence L. Epstein             10,000                1.06%              $8.00         12/31/2009            $64,663

Paul Slagle                     65,000                6.89%              $4.69         09/30/2009           $246,407

* The calculation of the grant date valuation is based on the Black-Scholes method.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

        The following table sets forth certain information with respect to the exercise of options to purchase Common Stock during the fiscal year ended June 30, 2000 by the Named Officers and unexercised options to purchase Common Stock held by the Named Officers at June 30, 2000.



                                                                   Number of
                                                               Securities Underlying                       Value of
                                Shares                          Unexercised Options                Unexercised In-the-Money
                               Acquired      Value               Held at June 30,2000          Options Held at June 30, 2000(1)
                                 On         Realized          ------------------------------   --------------------------------
       Name                  Exercise (#)     ($)             Exercisable      Unexercisable      Exercisable  Unexercisable
       ----                  ------------     ---             -----------      -------------      -----------  -------------
Brown F Williams                  -            -                187,500           102,500          $ 18,550         $  2,650
Dennis P. Wilkinson               -            -                223,056           296,944           144,162          115,038
Lawrence L. Epstein               -            -                 79,444            30,556                 -                -
Samuel A. McCleery                -            -                 70,000                 -            65,000                -
Paul Slagle                       -            -                 16,250            48,750            17,225           51,675

(1) Based on the closing price on the Nasdaq National Market on June 30, 2000: $5.75.

DIRECTORS' COMPENSATION

         Directors do not receive cash compensation for services on the Board of Directors or any committee thereof. The Company has granted, subject to certain conditions (including, without limitation, conditions relating to vesting), to Mr. Pomerance, options to purchase 60,000 shares of common stock, to each of Messrs. Lucchino, Senior, Sitt and Torkelsen, options to purchase 50,000 shares of common stock, to Mr. Williams, options to purchase 40,000 shares of common stock, to Mr. Wilkinson, options to purchase 20,000 shares of common stock, and to Mr. Garber, options to purchase 10,000 shares of common stock, for their participation on the Board of Directors. Such options were originally issued at exercise prices ranging from $4.688 to $17.50 per share and certain options were repriced in May 1998 to an exercise price of $8.00 per share of common stock. All directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         In January 1997, the Company and Mr. Williams entered into an employment agreement that provides for automatic annual renewal and permits the Company to terminate the agreement upon 90 days' prior notice; provided, however, that Mr. Williams' term of employment will be automatically extended for a period of three years following a change in control of the Company. Pursuant to such agreement, Mr. Williams' base salary will be $225,000 per year, subject to increases at the discretion of the Board of Directors. Mr. Williams is eligible for an annual bonus based on performance measures determined by the Compensation Committee. In accord with the provisions of the agreement, in April 1999 the Board of Directors approved an increase in Mr. Williams base salary to $250,000, effective May 1, 1999, and awarded Mr. Williams a bonus of $25,000. In the event Mr. Williams' employment is terminated by the Company without cause or in the event Mr. Williams terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of two years or the remainder of his current term of employment.

         In November 1998, the Company and Mr. Wilkinson entered into a three-year employment agreement that provides for automatic renewal for three year periods and permits the Company to terminate the agreement upon 90 days' prior notice. Pursuant to the employment agreement, Mr. Wilkinson's base salary is $275,000 per year, subject to an increase of $25,000 per year at the discretion of the Board of Directors. In addition, Mr. Wilkinson is eligible to receive a bonus of $25,000 at the end of each year based on performance measures determined by the Board of Directors. In accord with the provisions of the agreement, in December 1999 the Board of Directors approved an increase in Mr. Wilkinson's base salary to $300,000, effective November 1, 1999, and awarded Mr. Wilkinson a bonus of $12,500. In the event Mr. Wilkinson's employment is terminated by the Company without cause, the agreement provides for a continuation of his then current salary for the balance of the then current term, but in no case less than twelve months.


         In March 1997, the Company and Mr. McCleery entered into an employment agreement that provides for automatic annual renewal and permits the Company to terminate the agreement upon 90 days' prior notice; provided, however, that Mr. McCleery's term of employment will be automatically extended for a period of three years following a change in control of the Company. Pursuant to such agreement, Mr. McCleery's base salary will be $150,000 per year, subject to increases at the discretion of the Board of Directors. Mr. McCleery is eligible for an annual bonus based on performance measures determined by the Compensation Committee of the Board of Directors. In accord with the provisions of the agreement, the Board of Directors approved an increase in Mr. McCleery's base salary to $160,000, effective January 1, 2000. In the event Mr. McCleery's employment is terminated by the Company without cause or in the event Mr. McCleery terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of two years or the remainder of his current term of employment.

         In February 1998, the Company and Mr. Epstein entered into an employment agreement that provides for automatic annual renewal and permits the Company to terminate the agreement upon 90 days' prior notice. Pursuant to the employment agreement, Mr. Epstein's base salary will be $150,000 per year, subject to increases at the discretion of the Board of Directors. Mr. Epstein is eligible for an annual bonus based on performance measures determined by the Compensation Committee of the Board of Directors. In accord with the provisions of the agreement, the Board of Directors approved an increase in Mr. Epstein's base salary to $160,000, effective January 1, 2000. In the event Mr. Epstein's employment is terminated by the Company without cause, he is entitled to receive his then current salary for a period of six months. In the event Mr. Epstein terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of six months or the remainder of his current term of employment.

         In October 1999, the Company and Mr. Slagle entered into an employment agreement that provides for automatic annual renewal and permits the Company to terminate the agreement upon 90 days' prior notice. Pursuant to the employment agreement, Mr. Slagle's base salary will be $175,000 per year, subject to increase at the discretion of the Board of Directors. Mr. Slagle received a signing bonus in the amount of $70,000 which was paid in two installments:
$35,000 thirty days after his date of hire and $35,000 in October 2000, the first anniversary of his date of hire. In addition, Mr. Slagle was eligible for and received a bonus of $75,000 in October 2000, upon the satisfactory completion of his first year of employment. Pursuant to the agreement, Mr. Slagle received an option to purchase 65,000 shares of Common Stock. In the event Mr. Slagle's employment is terminated by the Company without cause, he is entitled to receive his then current salary for a period of three months. In the event Mr. Slagle terminates his employment due to a detrimental change in the nature of scope of his employment or duties, he is entitled to receive his then current salary for a period of three months.

         In addition to provisions in the above-described employment agreements requiring each individual to maintain the confidentiality of the Company's information and assign inventions to the Company, such executive officers have agreed that during the terms of their employment agreements and for two years thereafter, they will not compete with the Company by engaging in any capacity in any business which is competitive with the business of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The persons who served as members of the Compensation Committee of the Board of Directors during the fiscal year ended June 30, 2000 were Enrique F. Senior, John B. Torkelsen, Donald P. Garber (Mr. Garber served from December 7, 1999 to June 30, 2000) and Lawrence Lucchino ( Mr. Lucchino served from July 1, 1999 to December 6, 1999). None of the members of the Compensation Committee were an officer, former officer or employee of the Company.


401(k) Plan

         In 1998, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2000) and have the amount of such reduction contributed to the 401(k) Plan. The Board of Directors approved an amendment to the Plan pursuant to which it will match fifty percent (50%) of employees' contributions with a contribution of phantom Common Stock having an initial fair market value equivalent to the employee contribution, up to five percent (5%) of the participant's contribution, effective July 1, 1999. Contributions by both the Company and employees to the Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in any of nine investment options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There were, as of September 15, 2000, 387 holders of record of the Company's Common Stock. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 15, 2000, except as otherwise set forth below, (i) by each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (ii) by each current director and Named Officer, and by all current directors and officers as a group.


                                                                                COMMON STOCK BENEFICIALLY
                                                                                         OWNED (1)
NAME OF BENEFICIAL OWNER                                                            NUMBER         PERCENT
------------------------                                                            ------         -------
Enrique F. Senior (2).......................................................        1,335,972       12.0%
c/o Allen & Company Incorporated
711 Fifth Avenue
New York, NY 10020

Allen & Company Incorporated (3)............................................        1,285,972       11.6%
Allen Holding Inc.
Herbert A. Allen
711 Fifth Avenue
New York, NY 10020

Eduardo Sitt (4)............................................................          672,340        6.6%
c/o Presencia en Medios, S.A. de C.V.
Paseo de las Palmas
No. 735, desp 206
11000 Mexico, DF

Kern Capital Management, LLC (5).....................................                656,100         6.5%
Robert E. Kern, Jr.
David G. Kern
114 West 47th Street
New York, NY 10036

Presencia en Medios, S.A. de C.V. (6).......................................          622,340        6.2%
Paseo de las Palmas
No. 735, desp 206
11000 Mexico, DF

Brown F Williams (7)........................................................          576,908        5.6%
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Lawrence L. Epstein (8).....................................................           94,444        *
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648


                                                      COMMON STOCK BENEFICIALLY
                                                             OWNED (1)
NAME OF BENEFICIAL OWNER                              NUMBER               PERCENT
------------------------                              ------               -------
Lawrence Lucchino (9)....................
San Diego Padres
8880 Rio San Diego Drive                             127,500                1.3%
Suite 400
San Diego, CA 92108

Samuel A. McCleery (10) .................            195,200                1.9%
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Jerome J. Pomerance (11) ................            209,842                2.1%
c/o J.J. Pomerance & Co.
730 Third Avenue
Suite 4602
New York, NY 10017

John B. Torkelsen (12) ..................            151,785                1.5%
c/o Acorn Technology Fund, L.P.
5 Vaughn Drive
Princeton, NJ 08540

Dennis P. Wilkinson (13) ................            253,334                2.5%
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Donald P. Garber (14) ...................             10,000                   *
c/o Major League Soccer
110 East 42nd Street
10th Floor
New York, NY 10017

Paul William Slagle (15) ................             23,472                   *
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

All directors and executive officers as a
group (13 persons) (16) .................          3,777,824               30.7%

  *       Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

          Applicable percentage of ownership is based on 10,061,423 shares of Common Stock outstanding as of September 15, 2000. Outstanding shares of Series A and Series B Preferred Stock are not reflected above because such Preferred Stock has no voting rights and is not convertible.

  (2) Includes 227,746 shares of Common Stock and 478,226 shares of Common Stock underlying warrants owned of record by Allen & Company Incorporated ("Allen"), of which Mr. Senior is a Managing Director and Executive Vice President. Also includes 380,000 and 200,000 shares of Common Stock underlying the Representatives' Warrants received by Allen as partial consideration for services rendered on behalf of the Company with respect to the Company's initial public offering and as a placement agent in connection with the Company's private placement of Common Stock on October 20, 1999, respectively. See "Certain Transactions." See Note 3 immediately below. By virtue of his positions with Allen, Mr. Senior may, under certain circumstances derive economic benefit from such securities. Includes 50,000 shares of Common Stock underlying options that were exercisable within 60 days of September 15, 2000. Does not include shares of Common Stock held by Allen in its capacity as a market maker or shares of Common Stock held directly by certain officers, directors or employees of Allen.

  (3) Includes 227,746 shares of Common Stock and 478,226 shares of Common Stock underlying warrants owned of record by Allen. Also includes 380,000 shares of Common Stock underlying the Representatives' Warrants received by Allen as partial consideration for services rendered on behalf of the Company with respect to the Company's initial public offering and an additional 200,000 shares of Common Stock underlying a warrant received by Allen with respect to its services as a placement agent in connection with the Company's private placement of Common Stock on October 20, 1999. See "Certain Transactions." Does not include shares of Common Stock underlying options owned by Enrique F. Senior, a Managing Director and Executive Vice President of Allen and a director of the Company. Does not include shares of Common Stock held by Allen in its capacity as a market maker or shares of Common Stock held directly by certain officers, directors or employees of Allen. See Note 2 immediately above. In addition to Allen, Allen Holding Inc., the holder of all of the outstanding stock of Allen, and Herbert A. Allen, the controlling stockholder of Allen Holding Inc., may, consistent with applicable rules, be deemed the beneficial owner of the securities held by Allen.

  (4) Includes 587,408 shares of Common Stock and 34,932 shares of Common Stock underlying warrants owned by Presencia, of which Mr. Sitt is President and a principal shareholder. See Note 6 immediately below. Includes 50,000 shares of Common Stock underlying options that were exercisable within 60 days of September 15, 2000.

 (5) Includes 656,100 shares of Common Stock held by Kern Capital Management, LLC ("KCM"). Robert E. Kern, Jr. and David Kern are controlling members of KCM and may be deemed the beneficial owner of the securities owned by KCM. Robert E. Kern, Jr., David Kern and KCM excessively deny beneficial ownership of the securities held by KCM.

 (6) Includes 587,408 shares of Common Stock and 34,932 shares of Common Stock underlying warrants. Does not include shares of Common Stock underlying options owned by Eduardo Sitt, the President and a principal shareholder of Presencia and a director of the Company. See
          Note 4 immediately above.

 (7) Includes 12,401 shares of Common Stock owned by the Estate of Sandra Williams, as custodian for Bronwyn Williams, Mr. and Mrs. Williams' minor daughter, and 53,266 shares owned by the Estate of Sandra Williams, Mr. Williams' wife. Also includes 321,241 shares of Common Stock and 190,000 shares of Common Stock underlying options that were exercisable within 60 days of September 15, 2000. Does not include 5,000 and 2,200 shares of Common Stock owned by Mr. Williams' brother and a trust of which Mr. Williams' mother is a beneficiary, respectively. Mr.

          Williams disclaims beneficial ownership of the shares of Common Stock that are owned by the Estate of Sandra Williams, individually and as custodian for Bronwyn Williams.

 (8) Includes 94,444 shares of Common Stock underlying options granted to Mr. Epstein that were exercisable within 60 days of September 15, 2000.

 (9) Includes 80,000 shares of Common Stock underlying options owned by LL Sports Inc. that were exercisable within 60 days of September 15, 2000. Mr. Lucchino controls LL Sports Inc. Also includes 47,500 shares of Common Stock underlying options that were exercisable within 60 days of September 15, 2000.

 (10) Includes 78,000 shares of Common Stock, 47,200 shares of Common Stock underlying warrants and 70,000 shares of Common Stock underlying options granted to Mr. McCleery that were exercisable within 60 days of September 15, 2000.

 (11) Includes 20,000 shares of Common Stock owned by J.J. Pomerance & Co., Inc. of which Mr. Pomerance is the President. Also includes 129,842 shares of Common Stock and 60,000 shares of Common Stock underlying options that were exercisable within 60 days of September 15, 2000.

 (12) Includes 7,321 shares of Common Stock owned by Pamela R. Torkelsen, Mr. Torkelsen's wife. Also includes 6,914 shares of Common Stock and and 48,200 shares of Common Stock underlying warrants owned by Princeton Valuation Consultants L.L.C. a company of which Mr. Torkelsen is the sole shareholder. Also includes 39,350 shares of Common Stock owned by Acorn Technology Fund, L.P., a limited partnership of which Acorn Technology Partners, L.L.C. is the general partner. Mr. Torkelsen is the Manager of Acorn Technology Partners. Includes 50,000 shares of Common Stock underlying options that were exercisable within 60 days of September 15, 2000. Mr. Torkelsen disclaims beneficial ownership of the shares of Common Stock that are owned by Mrs. Torkelsen.


 (13) Includes 253,334 shares of Common Stock underlying options granted to Mr. Wilkinson that were exercisable within 60 days of September 15, 2000.

 (14) Includes 10,000 shares of Common Stock underlying options granted to Mr. Garber that were exercisable within 60 days of September 15, 2000.

 (15) Includes 23,472 shares of Common Stock underlying options granted to Mr. Slagle that were exercisable within 60 days of September 15, 2000.

 (16) Includes 1,188,558 shares of Common Stock underlying warrants. Includes 1,067,077 shares of Common Stock underlying options that were exercisable within 60 days of September 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Consulting and Other Agreements

         John B. Torkelsen, a director of the Company, is the Manager and a member of Acorn Technology Partners, L.L.C., the general partner of Acorn Technology Fund, L.P., which purchased 1.5 units in the Company's October 1997 bridge financing (the "October 1997 Bridge Financing"). Each unit consisted of one promissory note in the principal amount of $100,000 and bearing interest at a rate of 10%, and warrants (the "Bridge Warrants") to purchase 10,000 shares of Common Stock at an exercise price of $0.01 per share. The purchase price of each unit was $100,000. Following the Company's initial public offering of Common Stock, the Company paid the principal and all accrued interest on all of the notes issued in the October 1997 Bridge Financing. In January 1998, Acorn Technology Fund L.P. exercised their Bridge Warrants to purchase 15,000 shares of Common Stock and has subsequently sold 8,500 of such shares. See "Security Ownership of Certain Beneficial Owners and Management."

         Enrique F. Senior, a director of the Company, is a Managing Director and Executive Vice President of Allen & Company Incorporated ("Allen"), which is a principal shareholder of the Company, has furnished general financial advisory services to the Company from time to time, and has acted as a representative of the several underwriters in the Company's initial public offering. Except as described herein, no fees have been paid to Allen or to Mr. Senior in connection with such services and there are no arrangements providing for the payment of fees for such services. Pursuant to a placement agent agreement, Allen was paid a fee of $247,000 plus expenses, and received warrants to purchase 28,226 shares of Common Stock at an exercise price of $19.25 per share, for raising funds for the Company in a financing that closed in February 1996. In May 1998 the exercise price of such warrants was reduced to $8.00 per share. Allen, as a representative of the several underwriters, received underwriting discounts and commissions in the aggregate amount of $1,306,666.67, as well as warrants initially exercisable for 380,000 shares of Common Stock at an exercise price of $8.40 per share, for services rendered on behalf of the Company relating to its initial public offering of Common Stock in December 1997. See "Security Ownership of Certain Beneficial Owners and Management." Allen may serve as a market maker for the Common Stock.

         On October 20, 1999 the Company issued 1,592,727 shares of Common Stock to investors at $5.50 per share in connection with a private placement. Allen acted as the placement agent for the private placement and received a commission of $438,000 and a warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.60 at any time on or before October 21, 2006. See "Registration Rights" below. On June 14, 2000, Allen and the Company entered into an agreement, which expires on December 14, 2000, pursuant to which Allen will act as the Company's exclusive financial advisor in connection with certain transactions. No such transactions have been consummated and no amounts ahave been paid to Allen pursuant to the agreement to date.

         In 1993, the Company entered into a 50/50 joint venture with Presencia en Medios, S.A. de C.V. ("Presencia"), a principal shareholder of the Company, pursuant to which the parties formed Publicidad Virtual, S.A. de C.V., a Mexican limited liability company ("Publicidad"), which was granted an exclusive, royalty-free license to use, market and sub-license the Company's L-VIS System throughout Mexico, Central and South America and the Spanish-speaking markets in the Caribbean basin. Presencia was granted warrants to purchase 24,000 shares of Common Stock at an exercise price of $15.00 per share in March 1996, in consideration of Presencia's expenses incurred by Presencia in connection with Publicidad. In May 1998 the exercise price of such warrants was reduced to $8.00 per share. Such warrants expire in March 2001. As of January 1, 1999, the Company entered into an Amendment Agreement with Publicidad which amended the terms of the license. Pursuant to the amended license, Publicidad will pay to the Company a royalty on annual net revenues as follows: (i) a 17% royalty on net revenues of up to $3,000,000, (ii) a 25% royalty on incremental annual net revenues exceeding $3,000,000 and up to $6,000,000, and (iii) a 20% royalty on incremental annual net revenues exceeding $6,000,000. The Company also entered into a Stock Purchase Agreement, dated as of January 1, 1999, with Presencia and Eduardo Sitt, the President and a principal shareholder of Presencia, and a director of the Company. In accord with the terms and conditions of such Stock Purchase Agreement, the Company sold its interest in Publicidad to Presencia and Mr. Sitt for an aggregate purchase price of $121,000.

         Presencia purchased three units in the October 1997 Bridge Financing. Following the closing of the October 1997 Bridge Financing, an investor assigned an additional 100,000 Bridge Warrants to Presencia. In January 1998, Presencia purchased 130,000 shares of the Common Stock of the Company upon the exercise of Bridge Warrants. Mr. Eduardo Sitt is the President and a principal shareholder of Presencia. See "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

Indebtedness of Management

         Brown F Williams, Chairman of the Board of the Company, exercised a warrant to purchase 190,000 shares of Common Stock in July 1997 in exchange for his non-recourse promissory note in the principal amount of $475,000, the aggregate purchase price of the shares of common stock underlying such warrants. Such note bears an annual interest rate of 8.5% and has a term of five years. However, the note will become payable in full when all of the shares issued upon the exercise of such warrants become freely transferable under applicable securities laws. Mr. Williams' obligations under the note are secured by a pledge of such shares, and Mr. Williams is required to assign to the Company any cash or marketable securities received with respect to such shares. In connection with the exercise of the warrant in exchange for a non-recourse note, the Company recorded a compensation charge of $261,250 in the first quarter of Fiscal 1998. As of June 30, 2000 and September 16, 2000, principal and interest in the amount $592,807 and $602,983, respectively, remained outstanding.

         Samuel A. McCleery, Vice President, Business Development of the Company, exercised a warrant to purchase 72,000 shares of Common Stock in July 1997 in exchange for his non-recourse promissory note in the principal amount of $180,000, the aggregate purchase price of the shares of common stock underlying such warrants. The terms of such note, and of the pledge of such shares that secures Mr. McCleery's obligations under the note, are identical to those of Mr. Williams' note and pledge. In connection with the exercise of the warrant in exchange for a non-recourse note, the Company recorded a compensation charge of $99,000 in the first quarter of Fiscal 1998. As of June 30, 2000 and September 16, 2000, principal and interest in the amount $224,642 and $228,499, respectively, remained outstanding.

         The total number of shares issued to Brown F Williams and Samuel A. McCleery in exchange for notes payable to the Company which were outstanding as of June 30, 2000 is 262,000 shares of Common Stock (or 2.7% of the outstanding shares of Common Stock). Specifically, Mr. Williams received 190,000 shares of Common Stock in exchange for a note in the amount of $475,000 and Mr. McCleery received 72,000 Shares of Common Stock in exchange for a note in the amount of $180,000.

         In December 1997, Messrs. Williams and McCleery signed non-recourse promissory notes (the "Tax Notes") in the amounts of $122,920 and $46,580, respectively, as consideration for money received for the express purpose of paying the tax liabilities incurred by each of them in connection with the exercise of their warrants. The obligations under the Tax Notes are secured by pledge agreements pursuant to which each of Messrs. Williams and McCleery pledged their shares of Common Stock. Each of the Tax Notes bears an annual interest rate of 8.5%. Each of the Tax Notes becomes due and payable upon the earlier of (i) the first anniversary of the date on which all of such officer's pledged shares become freely transferable, and (ii) the date on which such officer sells, assigns or otherwise disposes of, for consideration, any interest in any share of capital stock of the Company. As of June 30, 2000 and September 16, 2000, principal and interest in the amount $149,284 and $151,917, respectively, remained outstanding under Mr. William's Tax Notes. As of June 30, 2000 and September 16, 2000, principal and interest in the amount $56,570 and $57,568, respectively, remained outstanding under Mr. McCleery's Tax Notes.

Registration Rights

          The Company has granted registration rights with respect to 400,000 shares of Common Stock issuable upon the exercise of the warrants granted to the representatives of the several underwriters of the Company's initial public offering of Common Stock in December 1997, including 380,000 shares of Common Stock underlying a warrant granted to Allen. Subject to certain conditions and limitations, the registration rights granted to such holders give them the right to require the Company to register all or any portion of the Common Stock issuable upon the exercise of such warrants, that are not transferable in a three-month period pursuant to Rule 144 in connection with any registration by the Company of its securities on certain registration statements under the Securities Act. These shares were registered at the time of the Company's initial public offering. The Company has also granted registration rights with respect to the 200,000 shares of Common Stock issuable upon the exercise of the warrant granted to Allen in connection with the Company's private placement of Common Stock on October 20, 1999. Subject to certain conditions and limitations, these registration rights give Allen the one-time right, commencing October 20, 2000, to require the Company to register not less than 50% of such shares held by Allen at such time. The registration rights also require the Company to register such shares at Allen's request, in the event the company intends to file a registration statement for its own account or on behalf of selling shareholders. All of the registration rights described herein are subject to certain notice requirements, timing restrictions and volume limitations which may be imposed by the underwriters of an offering. The Company is required to bear the expenses of all such registrations, except for the underwriting discounts and commissions relating to the sale of the shares of Common Stock held by such investors.

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PRINCETON VIDEO IMAGE, INC.

                            By: /s/ Brown F Williams
                               ---------------------
                               Brown F Williams
                               Chairman of the Board

                            Date: October 26, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                                         DATE
----------                           -----                                         ----
/s/ Brown F Williams                 Chairman of the Board                         October 26, 2000
-----------------------                (principal executive officer)
Brown F Williams

/s/ Dennis P. Wilkinson              President, Chief Executive Officer            October 25, 2000
-----------------------                and Director
Dennis P. Wilkinson

/s/ Lawrence L. Epstein              Chief Financial Officer and Treasurer         October 25, 2000
-----------------------                (principal financial officer)
Lawrence L. Epstein

/s/ John B. Torkelsen                Director                                      October 27, 2000
-----------------------
John B. Torkelsen

/s/ Lawrence Lucchino                Director                                      October 26, 2000
-----------------------
Lawrence Lucchino

/s/ Jerome J. Pomerance              Director                                      October 26, 2000
-----------------------
Jerome J. Pomerance

/s/ Enrique B. Senior                Director                                      October 26, 2000
-----------------------
Enrique B. Senior

/s/ Eduardo Sitt                     Director                                      October 25, 2000
-----------------------
Eduardo Sitt

/s/ Donald P. Garber                 Director                                      October 25, 2000
-----------------------
Donald P. Garber