Form 10-Q
period 2000-09-30
PRINCETON VIDEO IMAGE INC
filed 2000-11-13
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The aggregate number of shares of the issuer's common stock outstanding on November 2, 2000 was 10,061,423.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                        September 30         June 30
                                                                            2000               2000
                                                                            ----               ----
ASSETS
Current Assets:
 Cash and cash equivalents                                              $  6,018,078       $  8,388,148
 Restricted securities held to maturity                                       60,847             60,847
 Trade accounts receivable                                                   879,345            829,329
 License rights                                                              600,000            600,000
 Available for sale securities                                               687,369            846,167
 Other current assets                                                        265,454            198,568
                                                                        ------------       ------------
         Total current assets                                              8,511,093         10,923,059
Property and equipment, net                                                3,455,394          3,685,068
Intangible assets, net                                                       607,330            587,486
Other assets                                                                 322,894            529,195
                                                                        ------------       ------------
         Total assets                                                   $ 12,896,711        $15,724,808
                                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                                  $  4,343,530       $  4,135,060
 Unearned revenue                                                            284,153            293,819
                                                                        ------------       ------------
         Total current liabilities                                         4,627,683          4,428,879
Unearned revenue                                                             560,378            630,033
Other liabilities                                                             42,246             45,150
                                                                        ------------       ------------
         Total liabilities                                                 5,230,307          5,104,062
                                                                        ------------       ------------
Commitments and contingencies
Redeemable preferred stock:
 Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized 167,000 shares; issued and outstanding 11,363 and
  67,600 shares at September 30, 2000 and June 30, 2000, respectively, redemption value equal to carrying value (par plus all accrued
  but unpaid dividends)                                                       74,916            439,950
 Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,900 shares; issued and outstanding 12,834 and
  86,041 shares at September 30, 2000 and June 30, 2000, respectively, redemption value equal to carrying value (par plus all accrued
  but unpaid dividends)                                                       90,150            595,817
                                                                        ------------       ------------
         Total redeemable preferred stock                                    165,066          1,035,767
Minority interest                                                            271,501            311,583
Shareholders' Equity:
 Common stock, no par value; $.005 stated value; authorized
  40,000,000 shares; 10,061,423 and 8,216,305 shares issued and
  outstanding at September 30, 2000 and June 30, 2000, respectively           50,305             49,395
 Additional paid-in capital                                               61,503,214         60,575,678
 Less:   Related party note receivable                                      (947,622)          (973,322)
         Other comprehensive income                                          211,644            346,167

 Accumulated deficit                                                     (53,587,704)       (50,724,522)
                                                                        ------------       ------------
         Total shareholders' equity                                        7,229,837          9,273,396
                                                                        ------------       ------------
                    Total liabilities, redeemable preferred stock
                     and shareholders' equity                           $ 12,896,711       $ 15,724,808
                                                                        ============       ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                     For the three months ended
                                                            September 30,
                                                            -------------
                                                       2000              1999
                                                       ----              ----
Royalties and license fees                         $   584,910       $   216,672
Advertising and contract revenue                       734,347           291,271
                                                   -----------       -----------
             Total revenue                           1,319,257           507,943

Costs and expenses:
 Sales and marketing                                   855,061           933,586
 Product development                                   712,856           581,543
 Field operations and support                        1,450,003         1,243,070
 General and administrative                          1,324,528           911,150
                                                   -----------       -----------
             Total costs and expenses                4,342,448         3,669,349
Operating loss                                      (3,023,191)       (3,161,406)
Interest and other income                              119,927           137,807
                                                   -----------       -----------
Loss before tax benefit and minority interest       (2,903,264)       (3,023,599)
Tax benefit                                                 --                --
Minority interest                                       40,082                --
                                                   -----------       -----------
Net loss                                            (2,863,182)       (3,023,599)
Accretion of preferred stock dividends                  (6,611)          (11,013)
                                                   -----------       -----------
Net loss applicable to common stock                $(2,869,793)      $(3,034,612)
                                                   ===========       ===========

 Basic and diluted net loss per share
  applicable to common stock                            ($0.29)           ($0.37)
                                                   ===========       ===========

  Weighted average number of
   shares of common stock outstanding                9,975,258         8,213,484
                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                   For the three months ended
                                                                           September 30
                                                                           ------------
                                                                     2000               1999
                                                                     ----               ----
Cash flows from operating activities:
 Net loss                                                       $ (2,863,182)      $ (3,023,599)
 Adjustments to reconcile net loss to net
  cash used in operating activities
         Amortization of unearned income                             (79,321)          (116,672)
         Depreciation expense                                        493,244            443,462
         Amortization of intangibles/license rights                  177,143            475,756
         Charges associated with stock, warrant and option
          grants and related party note receivable                    87,268             85,069
         Minority interest                                           (40,082)                --
         Increase (decrease) in cash resulting
           from changes in:
             Trade accounts receivable                               (50,016)          (158,932)
             Other current assets                                    (66,883)            30,719
             Security deposits                                        53,743             (6,482)
             Accounts payable and accrued expenses                   497,452           (733,170)
             Miscellaneous other                                       9,901              4,247
                                                                ------------       ------------
             Net cash used in operating activities                (1,780,733)        (2,999,602)
                                                                ------------       ------------

Cash flows from investing activities:
 Purchases of property and equipment                                (268,048)          (754,146)
 Purchases of license rights                                        (300,000)          (600,000)
 (Increase) decrease in intangible assets                            (46,988)            25,265
                                                                ------------       ------------
         Net cash used in investing activities                      (615,036)        (1,328,881)
                                                                ------------       ------------

Cash flows from financing activities:
 Proceeds from sales of common stock, net                                 --                568
 Cash received from related party notes receivable                    25,699                 --
 Change in minority interest
                                                                ------------       ------------
         Net cash provided by financing activities                    25,699                568
                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents              (2,370,070)        (4,327,915)

Cash and cash equivalents at beginning of period                   8,388,148         12,494,373
                                                                ------------       ------------
Cash and cash equivalents at end of period                      $  6,018,078       $  8,166,458
                                                                ============       ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



1.  Nature of Business and Basis of Presentation

    Princeton Video Image, Inc., ("PVI", "we", "us") has developed and is marketing a real-time video insertion system that, through patented computer vision technology, places computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. The Live Video Insertion System (the "L-VIS(TM) System") has been used to insert images and program enhancements, into both live and pre-recorded television broadcasts. We are also developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. We are marketing our systems on a worldwide basis through licensing and royalty agreements and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Belgium.

    The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. Reference should be made to our audited financial statements for the fiscal year ended June 30, 2000 including the footnotes thereto, included in our Annual Report on Form 10-K for the same fiscal year end. In the opinion of our management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

    We are subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the limited source of supply of certain components of the L-VIS System, and the need to raise additional funds to support our business operations. We believe that our existing available cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs for a period of twelve months, although there can be no assurance that we will not require additional funds sooner. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by continuing to search for new markets in which to market our technology, both domestically and abroad, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

    There is no assurance that we will generate sufficient cash flow from operations to liquidate liabilities as they become due. Accordingly, we may require additional funds to meet planned obligations through June 30, 2001 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, and the potential sale of tax benefits relating to our net operating losses. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations will be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

    Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 3,729,737 and 3,436,854 shares of common stock that were outstanding at September 30, 2000 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.  New Pronouncements

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SEC delayed the effective date of this SAB in June 2000, so that the SAB must now be adopted by December 31, 2000. We will adopt SAB No. 101 during our second fiscal quarter but do not expect SAB No. 101 to have a material impact on our results of operations or financial position.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We do not expect SFAS No. 138 to have a material impact on our results of operations or financial position.

4.  Related Party Transactions

    A member of our Board of Directors is a Managing Director and Executive Vice President of Allen & Company, Incorporated ("Allen & Co.") which is one of our shareholders. On June 14, 2000, we entered into an agreement with Allen & Co. which expires on December 14, 2000, pursuant to which Allen & Co. will act as one of our financial advisors. No transactions have been consummated and no amounts have been paid to Allen & Co. pursuant to the agreement to date.

5.  Marketable Securities

    At September 30, 2000, certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are included in shareholders' equity as other comprehensive income.

6.  Preferred Stock

    On July 13, 2000, we offered all holders of our Series A preferred stock and Series B preferred stock the opportunity to exchange their shares of preferred stock for shares of our common stock. Under the terms of the exchange, the shares of preferred stock were exchanged for a number of shares of our common stock equal to the par value of our preferred stock plus accrued but unpaid dividends, divided by the average of the closing sales price of the common stock as quoted on the NASDAQ National Market for the ten (10) business days immediately preceding the closing date of the transaction. The transaction closed on August 17, 2000. Of the 67,600 shares of Series A preferred stock which were outstanding at the date of the offer, 56,237 shares were exchanged for 70,256 shares of common stock. Of the 86,041 shares of Series B preferred stock which were outstanding at the date of the offer, 73,207 shares were exchanged for 97,313 shares of common stock.

7.  Industry Segment, Geographic and Customer Information

    We currently operate in one industry segment, real-time video imaging.

    Our L-VIS System is marketed on a worldwide basis through licensing and royalty agreements, as well as through our majority-owned subsidiary, PVI Europe. One licensee, Publicidad Virtual S.A. de C.V. accounted for 35% and 36% of net sales for the three months ended September 30, 2000 and 1999, respectively.

    Geographic information is as follows:

                                                    U.S.      Latin America       Other           Total
                                                    ----      -------------       -----           -----
     Three months ended September 30, 2000
     Advertising and production revenue         $  734,347      $       --      $       --      $  734,347
     License and royalty fees                           --         564,620          20,290         584,910
                                                ----------      ----------      ----------      ----------
              Total                             $  734,347      $  564,620      $   20,290      $1,319,257
                                                ==========      ==========      ==========      ==========

     Three months ended September 30, 1999
     Advertising and production revenue         $  291,271      $       --      $       --      $  291,271
     License and royalty fees                           --         171,672          45,000         216,672
                                                ----------      ----------      ----------      ----------
              Total                             $  291,271      $  171,672      $   45,000      $  507,943
                                                ==========      ==========      ==========      ==========

    All of our assets are based in the United States with the exception of certain L-VIS system units and related equipment which are being used by our licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in foreign countries is as follows:

    L-VIS Systems       Year         U.S.        Latin America      Canada          Belgium          Total
    -------------       ----         ----        -------------      ------          -------          -----
                        2000      $2,358,099      $  269,531      $  135,000      $  664,269      $3,426,899

                        1999       2,319,550         620,634         135,000              --       3,075,184

8.  Concentration of Sales

    Sales to four customers accounted for approximately 75% and 36% of revenues for the quarters ended September 30, 2000 and September 30, 1999, respectively.

9.  Subsequent Events

    On October 12, 2000, we issued 14,286 shares of our common stock to the Sarnoff Corporation (formerly the David Sarnoff Research Center) as a royalty payment for the fiscal quarter ended June 30, 2000, pursuant to the terms of a Research Agreement between us and the David Sarnoff Research Center, dated June 1995, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in our June 30, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    Overview

    Since our inception in 1990, we have devoted substantially all of our resources to developing and marketing the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements and program enhancements. We have incurred substantial operating losses since our inception and as of September 30, 2000, we had an accumulated deficit of approximately $53,587,704. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, our sales and marketing activities, and general administrative costs. We expect to incur losses in the next fiscal year as we continue to execute our business strategy of developing new products and increasing our penetration of both the domestic and international markets in the field of real-time virtual image insertion.

    We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams, the virtual first-down line in football, virtual product placement in pre-recorded programming and Internet applications which will allow television viewers to interact with live or recorded video programming. In order to increase our revenue generating user base and to expand into national and international markets, we continue to transition from a technology company to an international marketing company. Our sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. While purchases of advertising will typically be done through the rights holder or the broadcaster, we hope to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers as well as third party licensees. Therefore, we expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of our control.

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

    A third revenue source are the services provided by the L-VIS System which support the electronic insertion of visual aids in live sports and entertainment programming, such as a virtual first-down line in football games, and the use of logo and name branding during live weekday news programming. We also offer an advanced post-production product whereby the L-VIS System technology can place products or logos within existing, pre-recorded television programs, movie scenes or live television broadcasts. We realize revenues through contractual arrangements to provide these visual enhancement services.

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

    RESULTS OF OPERATIONS

    Quarter Ended September 30, 2000 Compared To The Quarter Ended September 30, 1999

    REVENUES. Revenues include receipts from advertising use of the L-VIS System, contractual arrangements made with customers for visual program enhancements, and license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 160% to $1,319,257 during the quarter ended September 30, 2000 from $507,943 for the quarter ended September 30, 1999. Of this total, advertising and production revenue increased 152% to $734,347 for the quarter ended September 30, 2000 from $291,271 for the quarter ended September 30, 1999 primarily as a result of the increased use of our L-VIS System by ESPN during the broadcast of Sunday Night Baseball games during the 2000 MLB season, revenues earned from CBS Sports for the insertion of the virtual first down line in the national broadcast of 2000-2001 NFL regular season games, and contractual revenues we earned for program enhancement services provided to CBS News in the live television broadcast of its CBS Early Show. Royalties and license fees increased 170% to $584,910 for the quarter ended September 30, 2000 from $216,672 for the quarter ended September 30, 1999 as a result of a significant increase in the royalties we received from our Latin American licensee, Publicidad Virtual S.A. de C.V.

    SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of our sales and marketing personnel, sales commissions, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses decreased 8% to $855,061 during the quarter ended September 30, 2000 from $933,586 for the quarter ended September 30, 1999. This decrease resulted primarily from a reduction in the fees we are being charged to obtain certain international broadcast and programming rights. This decrease was partially offset by our institution of a commission program for sales and marketing executives and increased international travel in connection with the build up of operations in PVI Europe.

    PRODUCT DEVELOPMENT COSTS. Product development expenses include the costs associated with the materials, contract personnel and our own personnel engaged in research and development activities aimed at increasing the capabilities of the L-VIS System hardware platforms, as well as creating improved software programs for individual sports and program enhancement services. Total product development expenses increased 23% to $712,856 for the quarter ended September 30, 2000 from $581,543 for the quarter ended September 30, 1999 due primarily to the costs associated with the ongoing development of our iPoint product which will allow television viewers to interact with live or recorded video programming delivered to the home via the Internet or interactive television.

    FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of our L-VIS System units, including training costs for operators, the shipping of L-VIS System units to international and domestic venues and support of the L-VIS Systems in the field. Field operations and support expenses increased 17% for the quarter ended September 30, 2000 to $1,450,003 from $1,243,070 for the quarter ended September 30, 1999 primarily as a result of costs associated with the use of the L-VIS System by ESPN in their broadcast of Sunday Night Baseball games during the 2000 MLB season, and by CBS Sports for the insertion of the virtual first-down marker in NFL regular season football games.

    GENERAL AND ADMINISTRATIVE. Total general and administrative costs increased 45% to $1,324,528 for the quarter ended September 30, 2000 from $911,150 for the quarter ended September 30, 1999 primarily as a result of the increased legal fees we are paying to increase our patent portfolio and protect our patent property. Other factors contributing to the increase included expenses related to the operation of PVI Europe, and increased investor relations activity relating to our continuing effort to increase market awareness of the L-VIS System technology.

    INTEREST AND OTHER INCOME. Interest and other income decreased 13% to $119,927 for the quarter ended September 30, 2000 from $137,807 for the quarter ended September 30, 1999 as a result of the lower cash balances we had available for investment.

    MINORITY INTEREST. Minority interest increased to $40,082 for the quarter ended September 30, 2000 from $0 for the quarter ended September 30, 1999 due to the formation of PVI Europe in June 2000.

    NET LOSS. As a result of the foregoing factors, our net loss decreased 5% to $2,863,182 for the quarter ended September 30, 2000 from $3,023,599 for the quarter ended September 30, 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS Systems, and operating expenses relating to our sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds of approximately $27,900,000 from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia en Medios, S.A. de C.V. in consideration of the license we granted to Publicidad Virtual, S.A. de C.V., (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) revenues and license fees relating to use of the L-VIS System, (vi) investment income earned on cash balances and short term investments, and
    (vii) the sale of a portion of our state net operating loss and research and development tax credits.

    As of September 30, 2000, we had cash and cash equivalents of $6,018,078, a decrease of $2,370,070 from the balance at June 30, 2000. Net cash used in operating activities decreased 41% to $1,780,733 for the quarter ended September 30,

    2000 from $2,999,602 for the quarter ended September 30, 1999 due in large part to the increase in accounts payable and accrued expenses resulting from increased legal activity. This was partially offset by a decrease in non-cash expenses including the amortization of certain international programming and license rights over their term.

    Net cash used in investing activities decreased 54% to $615,036 for the quarter ended September 30, 2000 from $1,328,881 for the quarter ended September 30, 1999 primarily as a result of decreased capital spending as our efforts focused on completing the outfitting of several mobile production trucks, rather than increasing our inventory of L-VIS system units. Also contributing to the decrease was a reduction in the amount of periodic payments made during the September 30, 2000 quarter for certain electronic imaging license rights.

    Net cash proceeds from financing activities increased to $25,699 for the quarter ended September 30, 2000 from $568 for the quarter ended September 30, 1999, as a result of the receipt of payments received from related parties for outstanding notes.

    We believe that our existing available cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs through June 30, 2000, although there can be no assurance that we will not require additional funds sooner. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by adding to our sales and marketing management force in order to strengthen our relationships with rights holders, broadcasters and advertisers.

    There is no assurance that we will generate sufficient cash flow from our operations to liquidate liabilities as they become due. Accordingly, we may require additional funds to meet our planned obligations through June 30, 2001 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, and the potential sale of tax benefits relating to our net operating losses. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations will be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    As of June 30, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $39,480,000 which expire in the years 2006 through 2020. Based upon our initial public offering of common stock in December 1997, we have undergone an additional "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under Section 382 of the Code, upon undergoing an ownership change, our right to use our then existing net operating loss carryforwards as of the date of the ownership change is limited during each future year to a percentage of the fair market value of our then outstanding capital stock immediately before the ownership change. In addition, if other ownership changes have occurred prior to this ownership change, the utilization of such losses may be further limited. The timing and manner in which we may utilize the net operating loss carryforwards in any year will be limited by Section 382 of the Code.

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

    Cautionary Statement on Forward-Looking Statements

    Some of the information in this Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations and projections of results of operations or of financial conditions. When considering such forward-looking statements, you should keep in mind that certain risks may cause actual results to differ from any projections contained in forward-looking statements. These risks include:

    -   adverse economic conditions;
    -   intense competition, including entry of new competitors and products;
    -   adverse federal, state, local and foreign government regulation;
    -   inadequate capital to operate our business;
    -   unexpected costs and operating deficits;
    -   lower revenues than forecast;
    - inability to successfully market the L-VIS (TM) System to television viewers, advertisers, broadcasters and sporting events rights holders;
    -   inability of third party sales forces to sell L-VIS System advertising;
    -   contractual restrictions on use of video insertion technology;
    -   risks associated with doing business in international markets;
    -   seasonal fluctuations based upon the game schedules of each sport;
    -   challenges to our patent and proprietary technology;
    -   technological obsolescence of the L-VIS System;
    - inability to upgrade and develop software for use of the L-VIS System with new sports and other new uses;
    - the possible fluctuation and volatility of our operating results and financial condition;
    -   adverse publicity and news coverage; and
    -   loss of key employees.

   Item 3      Quantitative and Qualitative Disclosures About Market Risk

   We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at September 30, 2000 or September 30, 1999. Declines in interest rates over time will, however, reduce our interest income.

    Part II
    Item 1     Legal Proceedings

    In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, licensed to Sportvision, Inc. We believe that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed US Patent 5,917,553. Sportvision, Inc. is seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent. Subsequent to their original filing, Sportvision filed a motion for a Preliminary Injunction, which was heard on September 22, 2000. By agreement of the parties, a six-week stay on all activity in the lawsuit was entered, which expires on November 17, 2000. As a result of the stay, the Court has not yet decided the preliminary injunction motion.

    Item 2     Changes in Securities and Use of Proceeds

    On each of July 14, 2000, and October 12, 2000 we issued 14,286 shares of common stock to the Sarnoff Corporation (formerly, the David Sarnoff Research Center) as royalty payments for the fiscal quarters ended June 30, 2000 and September 30, 2000, pursuant to the terms of a Research Agreement between us and the David Sarnoff Research Center, dated June 1995, as amended. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D as a transaction not involving a public offering. The common stock was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate issued. The Sarnoff Corporation received adequate information about our business.

    In July 2000, we offered all shareholders of the Series A preferred stock and Series B preferred stock the opportunity to exchange their shares of preferred stock for shares of our common stock. The transaction closed on August 17, 2000 and 56,237 shares of the Series A preferred and 73,207 shares of the Series B preferred stock were exchanged for 70,256 and 97,313 shares, respectively, of our common stock. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 3(a)(9). No commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. (See Note 6 of Notes to Consolidated Financial Statements).

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

              27.1  Financial Data Schedule

    (b)        Reports on Form 8-K.

               No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.



               Signatures

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Princeton Video Image, Inc.

               November 13, 2000                  By:/s/ Dennis P. Wilkinson
                                                  ------------------------------
                                                  Dennis P. Wilkinson,
                                                  President and
                                                  Chief Executive Officer


               November 13, 2000                  By:/s/ Lawrence L. Epstein
                                                  ------------------------------
                                                  Lawrence L. Epstein,
                                                  Chief Financial Officer