Form 10-Q
period 2000-12-31
PRINCETON VIDEO IMAGE INC
filed 2001-02-14
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The aggregate number of shares of the issuer's common stock outstanding on February 5, 2001 was 10,089,995.

Part I - Financial Information
Item 1. Financial Statements

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                                     December 31,        June 30,
                                                                                                         2000              2000
                                                                                                     ------------      ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                         $  2,418,937      $  8,388,148
   Restricted securities held to maturity                                                                  60,347            60,847
   Trade accounts receivable                                                                            1,130,410           829,329
   License rights                                                                                         600,000           600,000
   Available for sale securities                                                                          517,177           846,167
   Other current assets                                                                                   411,351           198,568
                                                                                                     ------------      ------------
          Total current assets                                                                          5,138,222        10,923,059
Property and equipment, net                                                                             3,392,411         3,685,068
Intangible assets, net                                                                                    584,794           587,486
Investment in/Advances to Revolution Company LLC                                                          850,000              --
Merger related costs                                                                                      289,646              --
Other assets                                                                                              215,664           529,195
                                                                                                     ------------      ------------
          Total assets                                                                               $ 10,470,737      $ 15,724,808
                                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                             $  4,710,850      $  4,135,060
   Unearned revenue                                                                                       424,486           293,819
                                                                                                     ------------      ------------
          Total current liabilities                                                                     5,135,336         4,428,879
Unearned revenue                                                                                          490,724           630,033
Other liabilities                                                                                          39,260            45,150
                                                                                                     ------------      ------------
          Total liabilities                                                                             5,665,320         5,104,062
                                                                                                     ------------      ------------
Commitments and contingencies
Redeemable preferred stock:

   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized 167,000 shares; issued and outstanding 11,363 and 67,600 shares at December 31, 2000 and June 30, 2000, respectively redemption value equal to carrying value
     (par plus all accrued but unpaid dividends)                                                           75,683           439,950
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized
     93,300 shares; issued and outstanding 12,834 and 86,041 shares at
     December 31, 2000 and June 30, 2000, respectively, redemption value equal to
     carrying value (par plus all accrued but unpaid dividends)                                            91,113           595,817
                                                                                                     ------------      ------------
          Total redeemable preferred stock                                                                166,796         1,035,767
Minority interest                                                                                         241,930           311,583
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000 shares; 10,075,709 and 9,879,568 shares issued and outstanding at
     December 31, 2000 and June 30, 2000, respectively                                                     50,376            49,395
   Additional paid-in capital                                                                          61,563,520        60,575,678
   Less:  Related party note receivable                                                                  (920,948)         (973,322)
          Other comprehensive income                                                                      (27,975)          346,167
   Accumulated deficit                                                                                (56,268,282)      (50,724,522)
                                                                                                     ------------      ------------
          Total shareholders' equity                                                                    4,396,691         9,273,396
                                                                                                     ------------      ------------
                   Total liabilities, redeemable preferred stock and
                      shareholders' equity                                                           $ 10,470,737      $ 15,724,808
                                                                                                     ============      ============



          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                                For the three months ended            For the six months ended
                                                                       December 31,                          December 31,
                                                                --------------------------            --------------------------
                                                                   2000               1999               2000              1999
                                                                   ----               ----               ----              ----
Royalties and license fees                                    $    652,019       $    265,061       $  1,236,929       $    481,733
Advertising and contract revenue                                   629,532            306,667          1,363,879            597,938
                                                              ------------       ------------       ------------       ------------
           Total revenue                                         1,281,551            571,728          2,600,808          1,079,671

Costs and expenses:
   Sales and marketing                                             851,307          1,300,908          1,706,368          2,234,494
   Product development                                             684,659            624,105          1,397,515          1,205,648
   Field operations and support                                  1,435,648          1,683,568          2,885,651          2,926,638
   General and administrative                                    1,507,828            947,522          2,832,356          1,858,672
                                                              ------------       ------------       ------------       ------------
           Total costs and expenses                              4,479,442          4,556,103          8,821,890          8,225,452
Operating loss                                                  (3,197,891)        (3,984,375)        (6,221,082)        (7,145,781)
Interest and other income                                          117,480            185,627            237,407            323,434
                                                              ------------       ------------       ------------       ------------
Loss before tax benefit and minority interest                   (3,080,411)        (3,798,748)        (5,983,675)        (6,822,347)
Tax benefit                                                        371,999            596,998            371,999            596,998
Minority interest                                                   29,564               --               69,646               --
                                                              ------------       ------------       ------------       ------------
Net loss                                                        (2,678,848)        (3,201,750)        (5,542,030)        (6,225,349)
Accretion of preferred stock
   dividends                                                        (1,730)           (11,012)            (8,341)           (22,025)
                                                              ------------       ------------       ------------       ------------
Net loss applicable to common stock                           $ (2,680,578)      $ (3,212,762)      $ (5,550,371)      $ (6,247,374)
                                                              ============       ============       ============       ============


   Basic and diluted net loss per share
     applicable to common stock                                     ($0.27)            ($0.34)            ($0.55)            ($0.70)
                                                              ============       ============       ============       ============

     Weighted average number of
        shares of common stock
        outstanding                                             10,073,328          9,556,553         10,024,293          8,885,019
                                                              ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                                     For the six months ended
                                                                                                            December 31
                                                                                                -----------------------------------
                                                                                                    2000                  1999
                                                                                                    ----                   ----
Cash flows from operating activities:
   Net loss                                                                                    $ (5,542,030)           $ (6,225,349)
                                                                                               ============            ============
   Adjustments to reconcile net loss to net
     cash used in operating activities
          Amortization of unearned income                                                          (158,642)               (235,193)
          Depreciation expense                                                                      982,377                 917,149
          Amortization of intangibles/license rights                                                356,733                 998,404
          Charges associated with stock, warrant and option
             grants and related party note receivable                                               130,126                 500,324
          Minority interest                                                                         (69,646)                   --
          Increase (decrease) in cash resulting
             from changes in:
               Trade accounts receivable                                                           (301,081)               (194,272)
               Other current assets                                                                (469,997)                  8,070
               Other assets                                                                        (125,206)                 17,965
               Security deposits                                                                     53,743                    --
               Accounts payable and accrued expenses                                                865,540                (498,877)
               Unearned revenue                                                                     150,000                  16,775
               Miscellaneous other                                                                   15,742                    (508)
                                                                                               ------------            ------------
               Net cash used in operating activities                                             (4,112,341)             (4,695,512)
                                                                                               ------------            ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                             (689,720)               (935,427)
   Purchases of license rights                                                                     (300,000)             (1,100,000)
   Investment in/Advances to Revolution Company LLC                                                (850,000)
   (Increase) decrease in intangible assets                                                         (69,524)                (50,354)
                                                                                               ------------            ------------
          Net cash used in investing activities                                                  (1,909,244)             (2,085,781)
                                                                                               ------------            ------------

Cash flows from financing activities:
   Proceeds from sales of common stock, net                                                            --                 8,263,065
   Cash received from related party notes receivable                                                 52,374                 101,525
                                                                                               ------------            ------------
          Net cash provided by financing activities                                                  52,374               8,364,590
                                                                                                                       ------------

Net increase (decrease) in cash and cash equivalents                                             (5,969,211)              1,583,297

Cash and cash equivalents at beginning of
   period                                                                                         8,388,148              12,494,373
                                                                                               ------------            ------------

Cash and cash equivalents at end of period                                                     $  2,418,937            $ 14,077,670
                                                                                               ============            ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Nature of Business and Basis of Presentation

     Princeton Video Image, Inc., ("PVI", "we", "us") developed and is marketing a real-time video insertion system that, through patented computer vision technology, places computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. The Live Video Insertion System (the "L-VIS(TM) System") has been used to insert images and program enhancements, into both live and pre-recorded television broadcasts. As part of our research and development program, we are developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications will enable the viewer to influence the on-screen presentation of a broadcast which utilizes the L-VIS System by using a mouse or other pointer, for example, to indicate areas of interest. We are also marketing our systems on a worldwide basis through licensing and royalty agreements and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Belgium.

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

     We are subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the limited source of supply of certain components of the L-VIS System, and the need to raise additional funds to support our business operations. We believe that following our sale of approximately 2,000,000 shares of common stock pursuant to the Stock and Warrant Purchase Agreement described in Item 5 of this Quarterly Report on Form 10-Q, for proceeds of approximately $5,000,000, our existing available cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs through June 2001, although there can be no assurance that we will not require additional funds sooner. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by continuing to search for new markets in which to market our technology, both domestically and abroad, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

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

     Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 4,354,937 and 3,361,531 shares of common stock that were outstanding at December 31, 2000 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.   Warrants and Options

     In December 2000, the Board of Directors authorized the granting of non-qualified stock option grants to all of its current employees. Option grants to purchase a total of 589,000 shares of common stock were granted. The stock option grants awarded to current employees who are also officers are subject to ratification by the shareholders of an amendment of the Company's Amended 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the plan from 2,160,000 to 5,160,000.

     On February 2, 2001, the Board of Directors voted to offer all current employees who hold outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. Under the terms of the offer, any prior vesting of options that are repriced will be lost and the repriced options will vest over three years. The exercise period of any repriced options will be ten years. In accordance with Financial Standards Board Interpretation (FIN) No. 44, these repriced options will be marked to market and could have a significant effect on future operations.

4.   New Agreements

     In December 2000, we entered into an exclusive licensing agreement with Virtual Media Lab, Inc., a Korean software and marketing company. Under the terms of the agreement, we received an up-front, non-refundable territory licensing fee and will receive annual royalties from Virtual Media Lab, Inc. based on use of the L-VIS System in Korea. The non-refundable deposit was recorded as unearned revenue and will be recognized over the contract terms. The initial term of the license is five years.

     On December 28, 2000, we entered into a Reorganization Agreement with Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC and Princeton Video Image Latin America, LLC pursuant to which we will acquire Publicidad Virtual, S.A. de C.V in exchange for common stock and warrants to purchase common stock equal to 21% ownership of our common stock on a fully diluted basis. The Reorganization Agreement provides for the issuance of 2,678,353 shares of our common stock and warrants to purchase 1,036,825 shares of our common stock to the shareholders of Publicidad in exchange for all of Publicidad's issued and outstanding capital stock. Publicidad, who has been our exclusive licensee in Latin America since 1994, is our most successful licensee and a leader in the virtual advertising business. Closing of this transaction is subject to approval by our shareholders and those of Presencia en Medios and to other conditions, including the absence of certain material adverse tax, financial or other consequences to either company prior to closing.

5.   New Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SEC delayed the effective date of this SAB in June 2000, and we adopted SAB No. 101 during our fiscal quarter ended December 31, 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and did not have a material impact on our results of operations or financial position.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We have adopted SFAS No. 138 as of July 1, 2000 and it has not had a material impact on our results of operations or financial position.

     In March 2000, the FASB issued Financial Standards Board Interpretation
     (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." We adopted FIN 44 during the quarter ended September 30, 2000. The offer to reprice certain existing options, as described in Note 3 above, could have a material adverse effect on our financial position or the results of our operations in the future.

6.   Related Party Transactions

     A member of our Board of Directors is a Managing Director and Executive Vice President of Allen & Company, Incorporated ("Allen & Co.") which is one of our shareholders. On December 20, 2000, we entered into an amendment to our June 14, 2000 agreement with Allen & Co., pursuant to which Allen & Co. will act as one of our financial advisors in connection with certain stock purchase transactions, including the transaction contemplated by the Reorganization Agreement between us, Presencia en Medios and others as described in Note 4. Allen & Co. will receive warrants to purchase 100,000 shares of our common stock for the issuance of a fairness opinion in connection with this transaction and warrants to purchase an additional 100,000 shares when the transaction closes

     As described in Note 4, we have entered into a Reorganization Agreement with Presencia en Medios and others. Eduardo Sitt, a director of Presencia en Medios is a member of our board of directors.

7.   Marketable Securities

     At December 31, 2000, certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are included in shareholders' equity as other comprehensive income.

8.   Income Taxes

     Under a plan developed by the New Jersey Economic Development Authority ("NJEDA") in 1999, we sold $495,998 of our total $1,668,792 of state tax benefit of unused state Net Operating Loss carryover ("NOL") and unused Research and Development ("R&D") Tax credits authorized for sale under the plan. We received $371,999 in November 2000, which represented a negotiated percentage of the value of the tax benefits available ranging from 75% to 84% of the value of the tax benefit.

9.   Industry Segment, Geographic and Customer Information

     We currently operate in one industry segment, real-time video imaging.

     Our L-VIS System is marketed on a worldwide basis through licensing and royalty agreements, as well as through our majority-owned subsidiary, PVI Europe. The majority of our operating expenses related to our domestic activities and were not associated with our international licensing and royalty agreements. Publicidad Virtual S.A. de C.V. accounted for 49% and 30% of total revenues for the quarters ended December 31, 2000 and 1999, respectively, and 46% and 32% of total revenues for the six months ended December 31, 2000 and 1999, respectively.

     Geographic information is as follows:


                                                                         U.S.        LatinAmerica        Other             Total
                                                                         ----        ------------        -----             -----
Three months ended
   December 31, 2000
Royalties and license fees                                          $     --          $  623,275        $   28,744        $  652,019
Advertising and contract revenue                                       625,150              --               4,382           629,532
                                                                    ----------        ----------        ----------        ----------
               Total                                                $  625,150        $  623,275        $   33,126        $1,281,551
                                                                    ==========        ==========        ==========        ==========

                                                                         U.S.        LatinAmerica        Other             Total
                                                                         ----        ------------        -----             -----

Three months ended
   December 31, 1999
Royalties and license fees                                          $     --          $173,131.00       $91,930.00        $  265,061
Advertising and contract revenue                                       306,667              --                --             306,667
                                                                    ----------        ----------        ----------        ----------
               Total                                                $  306,667        $  173,131        $   91,930        $  571,728
                                                                    ==========        ==========        ==========        ==========
Six months ended
   December 31, 2000
Royalties and license fees                                          $     --          $1,187,895        $49,034.00        $1,236,929
Advertising and contract revenue 1,359,497                                --               4,382         1,363,879
                                                                    ----------        ----------        ----------        ----------
               Total                                                $1,359,497        $1,187,895        $53,416.00        $2,600,808
                                                                    ==========        ==========        ==========        ==========
Six months ended
   December 31, 1999
Royalties and license fees                                          $     --          $  344,803        $  136,930        $  481,733
Advertising and contract revenue                                       597,938              --                --             597,938
                                                                    ----------        ----------        ----------        ----------
               Total                                                $  597,938        $  344,803        $  136,930        $1,079,671
                                                                    ==========        ==========        ==========        ==========




     All of our assets are based in the United States with the exception of certain L-VIS system units and related equipment which are being used by our licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in foreign countries is as follows:

     L-VIS Systems                                   U.S.          LatinAmerica           Canada           Belgium          Total
     -------------                                   ----          ------------           ------          -------           -----
At December 31, 2000                                    --                --                --                --                --
At June 30, 2000                                   2,004,045           426,821           135,000           691,472         3,257,338

10.  Concentration of Sales

     Revenues to 4 customers accounted for approximately 40% and 50% of revenues for the quarter ended December 31, 2000 and 1999, respectively, and 44% and 46% of revenues for the six months ended December 31, 2000 and 1999, respectively.

11.  Subsequent Events

     On January 3, 2001, we issued 14,286 shares of our common stock to the Sarnoff Corporation (formerly the David Sarnoff Research Center) as a royalty payment for the fiscal quarter ended December 31, 2000, pursuant to the terms of a Research Agreement between us and the David Sarnoff Research Center, dated June 1995, as amended.

     On January 24, 2001, we entered into an operating agreement with CBS Technology Corporation and Core Digital Technologies, Inc. to form Revolution Company, LLC. The purpose of this company will be to develop and market technical production services such as Eyevision, an instant replay system which made its debut in Super Bowl XXXV. During the quarter ended December 31, 2000, we invested $850,000 in the Revolution Company although significant operations did not begin until January 2001.

     On February 2, 2001 the Board of Directors authorized the issuance of stock options to purchase 775,000 shares of common stock to certain members of the management and technical staff.

     On February 4, 2001, we entered into a Stock and Warrant Purchase Agreement with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation, pursuant to which PVI Holding has agreed to purchase 4,000,000 shares of our common stock for a purchase price of $10,000,000. In connection with the transaction, PVI Holding will also receive warrants to purchase 11,471,908 shares of our common stock. Consummation of all but the sale of 2,007,909 shares of common stock is subject to shareholder approval.

     On February 4, 2001 we entered into a license agreement with Cablevision Systems Corporation which grants Cablevision the non-exclusive right to use our current technologies and products. Under the terms of the agreement, we will receive an upfront payment, a share of revenue received by Cablevision based on use of our technologies and products and enhancement fees.

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

     Overview

     Since our inception in 1990, we have devoted substantially all of our resources to developing and marketing the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements and program enhancements. We have incurred substantial operating losses since our inception and as of December 31, 2000, we had an accumulated deficit of approximately $56,268,282. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, our sales and marketing activities, and general administrative costs. We expect to incur losses in the next fiscal year as we continue to execute our business strategy of developing new products and increasing our penetration of both the domestic and international markets in the field of real-time virtual image insertion.

     We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams, the virtual first-down line in football, virtual product placement in pre-recorded programming and Internet applications which will allow television viewers to interact with live or recorded video programming. Our domestic and international sales and marketing personnel are responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. We expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of our control.

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

     RESULTS OF OPERATIONS

     Quarter Ended December 31, 2000 Compared To The Quarter Ended December 31, 1999

     REVENUES. Revenues include earned advertising fees for use of the L-VIS System and services provided to customers for visual program enhancements, as well as license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 124% to $1,281,551 during the quarter ended December 31, 2000 from $571,728 for the quarter ended December 31, 1999. Of this total, advertising and production revenue increased 105% to $629,532 for the quarter ended December 31, 2000 from $306,667 for the quarter ended December 31, 1999 primarily as a result of the increased use of our L-VIS System by CBS Sports for the insertion of the virtual first down line in the national broadcast of 2000-2001 NFL regular games, and the first time use of the L-VIS System on The NFL Today pre-game show for the 2000-2001 season on CBS. Royalties and license fees increased 146% to $652,019 for the quarter ended December 31, 2000 from $265,061 for the quarter ended December 31, 1999 as a result of a significant increase in the royalties we received from Publicidad Virtual, S.A. de C.V. due to increased revenues as well as favorable negotiated royalty rates.

     SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of our sales and marketing personnel, sales commissions, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses decreased 35% to $851,307 during the quarter ended December 31, 2000 from $1,300,908 for the quarter ended December 31, 1999. This decrease resulted primarily from a reduction in the fees we are being charged to obtain certain international broadcast and programming rights. Another significant factor in the decrease was the recording in December 1999 of non-recurring compensation charges for the issuance of stock options in exchange for services provided by outside marketing consultants and the board of directors. This decrease was partially offset by our institution of a commission program for sales and marketing .

     PRODUCT DEVELOPMENT COSTS. Product development expenses include the costs associated with the materials, contract personnel and our own personnel engaged in research and development activities aimed at increasing the capabilities of the L-VIS System hardware platforms, as well as creating improved software programs for individual sports and program enhancement services. Total product development expenses increased 10% to $684,659 for the quarter ended December 31, 2000 from $624,105 for the quarter ended December 31, 1999 due primarily to the costs associated with the ongoing development of our iPoint software product, our streaming media product which will allow television viewers to interact with live or recorded video programming delivered to the home via the Internet or interactive television.

     FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of our L-VIS System units, including training costs for operators, the shipping of L-VIS System units to international and domestic venues and support of the L-VIS Systems in the field. Field operations and support expenses decreased 15% to $1,435,648 for the quarter ended December 31, 2000 from $1,683,568 for the quarter ended December 31, 1999 primarily as a result of our ability to streamline the costs associated with producing the first down line in NFL football. A significant factor contributing to these cost reductions was the purchase and deployment of several mobile production trucks for use at domestic sporting events put into use during the quarter ended December 31, 2000.

     GENERAL AND ADMINISTRATIVE. Total general and administrative costs increased 59% to $1,507,828 for the quarter ended December 31, 2000 from $947,522 for the quarter ended December 31, 1999 primarily as a result of the increased legal fees we are paying to increase our patent portfolio and protect our patent property. Other factors contributing to the increase included expenses related to the operation of PVI Europe, and increased investor relations activity relating to our efforts to provide current information to the investment community with respect to our iPoint technology and Eyevision, our digital enhancement product introduced during Super Bowl XXXV.

     INTEREST AND OTHER INCOME. Interest and other income decreased 37% to $117,480 for the quarter ended December 31, 2000 from $185,627 for the quarter ended December 31, 1999 as a result of the lower cash balances we had available for investment.

     TAX BENEFIT. The total tax benefit decreased 38% to $371,999 for the quarter ended December 31, 2000 from $596,998 for the quarter ended December 31, 1999. The tax benefit for both years was received from the sale of a portion of our state net operating loss and research and development tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority and the amount received is a function of the total dollars available under the plan and the number of companies applying for the tax benefit.

     MINORITY INTEREST. Minority interest increased to $29,564 for the quarter ended December 31, 2000 from $0 for the quarter ended December 31, 1999 due to the formation of PVI Europe in June 2000.

     NET LOSS. As a result of the foregoing factors, our net loss decreased 16% to $2,678,848 for the quarter ended December 31, 2000 from $3,201,750 for the quarter ended December 31, 1999.

     Six Months Ended December 31, 2000 Compared To The Six Months Ended December 31, 1999

     REVENUES. Total revenue increased 141% to 2,600,808 for the six months ended December 31, 2000 from $1,079,671 for the six months ended December 31, 1999. Of this total, advertising and production revenue increased 128% to $1,363,879 for the six months ended December 31, 2000 from $597,938 for the six months ended December 31, 1999 primarily as a result of the increased use of our L-VIS System by ESPN during the broadcast of Sunday Night Baseball games during the 2000 MLB season and by CBS Sports for the insertion of the virtual first down line in the national broadcast of 2000-2001 NFL regular games. Also contributing to the increase was the initial use of the L-VIS System on The NFL Today per-game show for the 2000-2001 season on CBS. Total royalties and license fees increased 157% to $1,236,929 for the six months ended December 31, 2000 from $481,733 for the six months ended December 31, 1999 as a result of the significant increase in royalties we received from

     Publicidad Virtual, S.A. de C.V. due to increased revenues as well as favorable negotiated royalty rates.

     SALES AND MARKETING. Total sales and marketing decreased 24% to $1,706,368 for the six months ended December 31, 2000 from $2,234,494 for the six months ended December 31, 1999 primarily as a result of the reduction in fees we are being charged to obtain certain international broadcast and programming rights. Another significant factor in the decrease was the recording in December 1999 of non-recurring compensation charges for the issuance of stock options in exchange for services provided by outside marketing consultants and the board of directors. This decrease was partially offset by our institution of a commission program for sales and marketing.

     PRODUCT DEVELOPMENT. Total product development expenses increased 16% to $1,397,515 for the six months ended December 31, 2000 from $1,205,648 for the six months ended December 31, 1999 primarily due to the costs associated with the development of our iPoint software product and our Eyevision product, a digital enhancement introduced during Super Bowl XXXV.

     FIELD OPERATIONS AND SUPPORT. Total field operations and support expenses decreased 1% to $2,885,651 for the six months ended December 31, 2000 from $2,926,638 for the six months ended December 31, 1999 primarily as a result of our ability to streamline the costs associated with producing the first down line in NFL football by deployment several mobile production trucks for use at domestic sporting events. This reduction in costs was offset by the costs associated with the use of the L-VIS System by ESPN in their broadcast of Sunday Night Baseball games during the 2000 MLB season.

     GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 52% to $2,832,356 for the six months ended December 31, 2000 from $1,858,672 for the six months ended December 31, 1999 primarily due to increased legal fees we are paying to enlarge and protect our patent portfolio. Other factors contributing to the increase included expenses related to the operation of PVI Europe, and increased investor relations activity supporting our efforts to provide current information to the investment community with respect to our iPoint technology and Eyevision, our digital enhancement product introduced during Super Bowl XXXV.

     INTEREST AND OTHER INCOME. Total interest and other income decreased 27% to $237,407 for the six months ended December 31, 2000 from $323,434 for the six months ended December 31, 1999 as a result of lower cash balances available for investment.

     TAX BENEFIT. The total tax benefit decreased 38% to $371,999 for the six months ended December 31, 2000 from $596,998 for the six months ended December 31, 1999. The tax benefit for both years was received from the sale of a portion of our state net operating loss and research and development tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority and the amount received is a function of the total dollars available under the plan and the number of companies applying for the tax benefit.

     MINORITY INTEREST. Minority interest increased to $69,646 for the six months ended December 31, 2000 from $0 for the six months ended December 31, 1999 due to the formation of PVI Europe in June 2000.

     OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who hold outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. Under the terms of the offer, any prior vesting of options that are repriced will be lost and the repriced options will vest over three years. The exercise period of any repriced options will be ten years. The repricing of these options could have a significant effect of future operations.

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

     As of December 31, 2000, we had cash and cash equivalents of $2,418,937, a decrease of $5,969,211 from the balance at June 30, 2000. Net cash used in operating activities decreased 12% to $4,112,341 for the six months ended December 31, 2000 from $4,695,512 for the six months ended December 31, 1999 resulting from several important factors. We had a significant decrease in non-cash expenses including charges associated with option and warrant grants and the amortization of certain international programming and license rights. Accounts payable and accrued expenses increased significantly as a result of increased legal activity and the lengthening of our payment cycle. A third significant factor is the increase in other assets resulting from legal and accounting fees incurred with respect to the Reorganization Agreement we entered into with Presencia en Medios and others described in Note 4 to the financial statements.

     Net cash used in investing activities decreased 8% to $1,909,244 for the six months ended December 31, 2000 from $2,085,781 for the six months ended December 31, 1999 primarily from a reduction in fees paid to obtain certain international broadcast and programming rights, partially offset by our investment in the Revolution Company, LLC, formed for the purpose of developing and marketing Eyevision, the instant replay system which made its debut in Super Bowl XXXV.

     Net cash proceeds from financing activities decreased to $52,374 for the six months ended December 31, 2000 from $8,364,590 for the six months ended December 31, 1999. The cash provided during the six months ended December 31, 1999 was primarily the result of the receipt of net proceeds of approximately $8.2 million from a private equity offering of our common stock.

     We believe that our existing available cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs through June 30, 2001 although there can be no assurance that we will not require additional funds sooner. We believe that following our sale of approximately 2,000,000 shares of common stock pursuant to the Stock and Warrant Purchase Agreement described in item 5 of this Quarterly Report on Form 10-Q, for proceeds of approximately $5,000,000, our existing available cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs through June 2001. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by adding to our sales and marketing management force in order to strengthen our relationships with rights holders, broadcasters and advertisers.

     There is no assurance that we will generate sufficient cash flow from our operations to liquidate liabilities as they become due. Accordingly, we may require additional funds to meet our planned obligations through June 30, 2001 and may seek to raise such amounts through a variety of options. These include future cash from operations, and proceeds from other equity financings. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations will be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     Item 3 Quantitative and Qualitative Disclosures About Market Risk

     We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at December 31, 2000 or December 31, 1999. Declines in interest rates over time will, however, reduce our interest income.

     Part II

     Item 1 Legal Proceedings

     In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, licensed to Sportvision, Inc. We believe that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed US Patent 5,917,553. Sportvision, Inc. is seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent. Subsequent to their original filing, Sportvision filed a motion for a Preliminary Injunction, which was heard on September 22, 2000. By agreement of the parties, a stay on all activity in the lawsuit was entered, which expires on March 2, 2001. As a result of the stay, the Court has not yet decided the preliminary injunction motion.

     Item 2 Changes in Securities and Use of Proceeds

     On each of October 12, 2000 and January 3, 2001 we issued 14,286 shares of common stock to the Sarnoff Corporation (formerly, the David Sarnoff Research Center) as royalty payments for the fiscal quarters ended September 30, 2000 and December 31, 2000, pursuant to the terms of a Research Agreement between us and the David Sarnoff Research Center, dated June 1995, as amended. The issuance of the common stock was exempt from registration under the Securities Act by virtue of Section 4(2) and Regulation D as a transaction not involving a public offering. The common stock was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate issued. The Sarnoff Corporation received adequate information about our business.

Item 5.  Other Information.

     On February 4, 2001, we entered into a Stock and Warrant Purchase Agreement (the "Purchase Agreement") with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation ("Cablevision"). Pursuant to the Purchase Agreement, PVI Holding has agreed to purchase 4,000,000 shares of our common stock for a purchase price of $10,000,000. In connection with the transaction, PVI Holding will also receive warrants to purchase 11,471,908 shares of our common stock. The warrants will be exercisable for three years following their issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term of the warrants, respectively, and will entitle PVI Holding to increase its ownership of our common stock to 45% of the outstanding common stock on a fully-diluted basis. The closing of the sale of 2,007,909 of such shares (the "first closing") for a price of $5,019,772.50 is expected to occur in the first quarter of calendar 2001. The sale of the balance of the shares and the issuance of the warrants (the "second closing") is subject to shareholder approval, which we expect to seek during the second calendar quarter of 2001.

     Pursuant to the Purchase Agreement, PVI Holding is entitled to nominate one member of our Board of Directors. PVI Holding will also receive certain preemptive rights to purchase our common stock and the right to approve certain actions which we propose to take. At the first closing the parties will enter into a registration rights agreement pursuant to which PVI will be entitled to require us to register its stock for resale.

     We have also entered into a license agreement with Cablevision which grants Cablevision the non-exclusive right to use our current technologies and products. Cablevision will pay us a license fee of $2,500,000 at the first closing and $5,000,000 at the second closing (assuming that the second closing occurs). At the second closing we will enter into a joint collaboration and license agreement providing that we and Cablevision will collaborate to develop technology to create such virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution.

     On February 4, 2001 we and Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC, the Company and Princeton Video Image Latin America, LLC entered into an Amendment Agreement amending the Reorganization Agreement among us dated as of December 28, 2000. The Amendment Agreement was executed in consideration of the agreement by Presencia en Medios, S.A. and the other parties to the Reorganization Agreement to waive, in connection with our transaction with PVI Holding, LLC, preemptive rights to acquire our common stock provided to them by the Reorganization Agreement and to become parties to a Shareholders Agreement as required in connection with the PVI Holding, LLC transaction. The Amendment Agreement amends certain terms of the Reorganization Agreement relating to Presencia's right to designate members of our Board of Directors and to restrictions on resales of our common stock by Presencia and certain other parties to the Reorganization Agreement. In connection with the Amendment Agreement we agreed that at such time as we issue warrants to PVI Holding, LLC pursuant to our Stock and Warrant Purchase Agreement with it, we will issue to Presencia warrants to purchase 500,000 shares of our common stock on the same terms as the warrants to be issued to PVI Holding, LLC.


     Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

          2.1 Reorganization Agreement dated as of December 28, 2000, by and among Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC, the Company and Princeton Video Image Latin America, LLC (Incorporated by reference to Exhibit 2.1 to the Company's Current Report of Form 8-K filed on January 5, 2001).

          2.2 Amendment Agreement dated as of February 4, 2001 by and among Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC, the Company and Princeton Video Image Latin America, LLC (amending Reorganization Agreement dated as of December 28,
               2001). (To be filed by amendment)

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

         10.2* Amended and Restated Territory System License Agreement dated as of December 27, 2000 by and between the Company and Virtual Media Lab, Inc.

         10.3* Stock and Warrant Purchase Agreement dated as of February 4,
               2001 between the Company and PVI Holding, LLC. (To be filed by amendment)

         10.4* L-VIS(TM) System License Agreement dated February 4, 2001 between the Company and Cablevision Systems Corporation. (To be filed by amendment)

*Confidential treatment has been requested for a portion of this Exhibit.

     (b)  Reports on Form 8-K.

          On January 5, 2001, the Company filed a current report on Form 8-K, dated December 28, 2000 announcing that it had entered into a reorganization agreement pursuant to which it will acquire Publicidad Virtual, S.A. de C.V in exchange for common stock and warrants to purchase common stock.


            Signatures

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Princeton Video
            Image, Inc.

            February 13, 2001                   By:/s/ Dennis P. Wilkinson
                                                   -------------------------
                                                Dennis P. Wilkinson,
                                                President and
                                                Chief Executive Officer


            February 13, 2001                   By:/s/ Lawrence L. Epstein
                                                   -----------------------
                                                Lawrence L. Epstein,
                                                Chief Financial Officer