Form 10-Q/A
period 2000-12-31
PRINCETON VIDEO IMAGE INC
filed 2001-02-21
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

EXPLANATORY NOTE:

         Princeton Video Image, Inc. (the "Company") hereby amends and supplements its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, as filed with the Securities and Exchange Commission on February 14, 2001, solely to file additional exhibits as indicated on the
Exhibit Index contained in Part II, Item 6(a) of the Form 10-Q. These exhibits are contracts executed after the reporting period covered by this Form 10-Q and are being filed voluntarily at this time by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

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

10.3* Stock and Warrant Purchase Agreement dated as of February 4, 2001 between the Company and PVI Holding, LLC.

10.4* L-Vis(TM)System License Agreement dated February 4, 2001 between the Company and Cablevision Systems Corporation.


*Confidential treatment has been requested for a portion of this Exhibit.

                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Princeton Video Image, Inc.

                  February 16, 2001             By:  /s/ Dennis P. Wilkinson
                                                     -------------------------
                                                     Dennis P. Wilkinson,
                                                     President and
                                                     Chief Executive Officer


                  February 16, 2001             By:  /s/ Lawrence L. Epstein
                                                     -----------------------
                                                     Lawrence L. Epstein,
                                                     Chief Financial Officer