Form 10-Q
period 2001-03-31
PRINCETON VIDEO IMAGE INC
filed 2001-05-15
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The aggregate number of shares of the issuer's common stock outstanding on April 30, 2001 was 11,833,965.

PRINCETON VIDEO IMAGE, INC.

Part 1 - Financial Information
Item 1.  Financial Statements

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                              March 31,                  June 30,
                                                                                                2001                        2000
                                                                                             ---------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $ 6,475,871                $ 8,388,148
   Restricted securities held to maturity                                                         60,347                     60,847
   Accounts receivable                                                                           832,383                    829,329
   License rights                                                                                500,000                    600,000
   Available for sale securities                                                                 389,237                    846,167
   Other current assets                                                                          395,928                    198,568
                                                                                            ------------               ------------
                  Total current assets                                                         8,653,766                 10,923,059
Property and equipment, net                                                                    3,067,730                  3,685,068
Intangible assets, net                                                                           576,784                    587,486
Investment in/Advances to Revolution Company LLC                                                 788,500                         --
Merger related costs                                                                             539,167                         --
Cablevision deferred revenue credit                                                            1,137,178                         --
Other assets                                                                                     109,606                    529,195
                                                                                            ------------               ------------
                  Total assets                                                              $ 14,872,731               $ 15,724,808
                                                                                            ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                     $ 4,736,563                $ 4,135,060
   Unearned revenue                                                                              386,514                    293,819
                                                                                            ------------               ------------
                  Total current liabilities                                                    5,123,077                  4,428,879
Unearned revenue                                                                                 611,021                    630,033
Cablevision prepaid royalty fees                                                               2,500,000                         --
Other liabilities                                                                                     --                     45,150
                                                                                            ------------               ------------
                  Total liabilities                                                            8,234,098                  5,104,062
                                                                                            ------------               ------------
Commitments and contingencies
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized
      167,000 shares; issued and outstanding 11,363 and 67,600 shares at March
      31, 2001 and June 30, 2000, respectively redemption value equal to
      carrying value (par plus all accrued but unpaid dividends)                                 76,450                    439,950

   Cumulative, Series B, conditionally redeemable, $5.00 par
      value, authorized 93,300 shares; issued and outstanding 12,834 and 86,041 shares at March 31, 2001 and June 30, 2000, respectively, redemption value
      equal to carrying value (par plus all accrued but unpaid dividends)                         92,075                    595,817
                                                                                            ------------               ------------
                  Total redeemable preferred stock                                               168,525                  1,035,767
Minority interest                                                                                164,468                    311,583
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000 shares;
     11,819,346 and 9,879,568 shares issued and outstanding net of 279,366 and 0
     treasury shares at par at March 31, 2001 and June 30, 2000, respectively                     59,094                     49,395
   Additional paid-in capital                                                                 65,597,664                 60,575,678
   Less:          Related party note receivable                                                  (79,082)                  (973,322)
                  Other comprehensive (loss) income                                              (73,799)                   346,167
   Accumulated deficit                                                                       (59,198,237)               (50,724,522)
                                                                                            ------------               ------------
                  Total shareholders' equity                                                   6,305,640                  9,273,396
                                                                                            ------------               ------------
                                   Total liabilities, redeemable preferred stock,
                                      minority interest and shareholders' equity            $ 14,872,731               $ 15,724,808
                                                                                            ============               ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                       For the three months ended                 For the nine months ended
                                                                March 31,                                  March 31,
                                                ----------------------------------------  ----------------------------------------
                                                      2001                      2000            2001                      2000
                                                      ----                      ----            ----                      ----
 Royalties and license fees                           727,410                 $ 494,060     $ 1,968,721                 $ 975,793
 Advertising and contract revenue                     290,250                   296,217       1,649,747                   894,155
                                                ----------------------------------------  ---------------------------------------

                    Total revenue                   1,017,660                   790,277       3,618,468                 1,869,948

 Costs and expenses:
    Sales and marketing                               833,356                   936,922       2,539,724                 3,171,416
    Product development                               770,635                   801,948       2,168,150                 2,007,596
    Field operations and support                    1,289,266                 1,429,936       4,174,917                 4,356,574
    General and administrative                      1,391,095                   951,920       4,223,451                 2,810,592
                                                ----------------------------------------  ----------------------------------------
                    Total costs and expenses        4,284,352                 4,120,726      13,106,242                12,346,178
 Operating loss                                    (3,266,692)               (3,330,449)     (9,487,774)              (10,476,230)
 Interest and other income                            319,038                   193,308         556,445                   516,742
                                                ----------------------------------------  ----------------------------------------
 Loss before tax benefit, losses from equity
   investment and minority interest                (2,947,654)               (3,137,141)     (8,931,329)               (9,959,488)
 Tax benefit                                               --                        --         371,999                   596,998
 Losses from equity investment                        (61,500)                       --         (61,500)                       --
 Minority interest                                     77,469                        --         147,115                        --
                                                ----------------------------------------  ----------------------------------------
 Net loss                                          (2,931,685)               (3,137,141)     (8,473,715)               (9,362,490)
 Accretion of preferred stock
    dividends                                          (1,730)                  (11,013)        (10,071)                  (33,038)
                                                ----------------------------------------  ----------------------------------------
 Net loss applicable to common stock             $ (2,933,415)             $ (3,148,154)   $ (8,483,786)             $ (9,395,528)
                                                ========================================  ========================================

    Basic and diluted net loss per share
      applicable to common stock                      $ (0.27)                  $ (0.32)        $ (0.82)                  $ (1.02)
                                                ========================================  ========================================

      Weighted average number of
         shares of common stock
         outstanding                               11,045,142                 9,850,370      10,360,528                 9,206,803
                                                ========================================  ========================================




          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                   For the nine months ended
                                                                                                            March 31
                                                                                               ----------------------------------
                                                                                                      2001              2000
                                                                                                      ----              ----
Cash flows from operating activities:
   Net loss                                                                                       $ (8,473,715)    $ (9,362,490)
   Adjustments to reconcile net loss to net
     cash used in operating activities
                 Amortization of unearned income                                                      (244,867)        (342,848)
                 Depreciation expense                                                                1,414,960        1,393,994
                 Amortization of intangibles/license rights                                            537,419        1,288,882
                 Charges associated with stock, warrant and option
                    grants and related party note receivable                                           152,503          611,941
                 Non-cash interest from related party notes                                           (249,301)              --
                 Losses from equity investments                                                         61,500               --
                 Minority interest                                                                    (147,115)              --
                 Increase (decrease) in cash resulting from changes in:
                      Accounts receivable                                                                5,511          (67,266)
                      Other current assets                                                            (192,122)        (589,816)
                      Cablevision deferred revenue credit and deferred royalty payment, net          1,362,822               --
                      Other assets                                                                     371,393         (599,207)
                      Accounts payable and accrued expenses                                           (452,219)         652,073
                      Unearned revenue                                                                 318,550           16,775
                      Miscellaneous other                                                              (44,367)          (6,721)
                                                                                              ----------------------------------
                      Net cash used in operating activities                                         (5,579,048)      (7,004,683)
                                                                                              ----------------------------------

Cash flows from investing activities:

   Purchases of property and equipment                                                                (799,834)      (1,131,055)
   Purchases of license rights                                                                        (300,000)      (1,100,000)
   Investment in/Advances to Revolution Company LLC                                                   (850,000)              --
   Merger costs                                                                                       (539,167)              --
   (Increase) decrease in intangible assets                                                            (76,717)         (67,457)
                                                                                              ----------------------------------
                 Net cash used in investing activities                                              (2,565,718)      (2,298,512)
                                                                                              ----------------------------------

Cash flows from financing activities:

   Proceeds from sales of common stock, net                                                          6,158,890        8,307,434
   Cash received from related party notes receivable                                                    69,741          155,297
                                                                                             -----------------------------------
                 Net cash provided by financing activities                                           6,228,631        8,462,731
                                                                                             -----------------------------------

Net increase (decrease) in cash and cash equivalents                                                (1,916,135)        (840,464)
Foreign exchange impact on cash                                                                          3,858               --
Cash and cash equivalents at beginning of
   period                                                                                            8,388,148       12,494,373
                                                                                             -----------------------------------
Cash and cash equivalents at end of period                                                         $ 6,475,871     $ 11,653,909
                                                                                             ===================================


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.    Nature of Business and Basis of Presentation

      Princeton Video Image, Inc., ("PVI", "we", "us") developed and is marketing a real-time video insertion system that, through patented computer vision technology, places computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. Our Live Video Insertion System (the "L-VIS(TM) System") is used to insert these images and program enhancements. As part of our research and development program, we are developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications will enable the viewer to influence the on-screen presentation of a broadcast which utilizes the L-VIS System by using a mouse or other pointer, for example, to indicate areas of interest. We are also marketing our systems on a worldwide basis through licensing and royalty agreements and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Belgium.

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

      We are subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the limited source of supply of certain components of the L-VIS System, and the need to raise additional funds to support our business operations. We believe that the $7.6 million we received from the First Closing of the Cablevision transaction in February 2001 and approximately $10 million we expect to receive from the Second Closing, together with our existing available cash, cash equivalents and short term investments, will be sufficient to meet our operating and capital needs through calendar year 2001. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by continuing to search for new markets in which to market our technology, both domestically and abroad, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

      There is no assurance that we will generate sufficient cash flow from operations to liquidate liabilities as they become due. Accordingly, we may require additional funds to meet planned obligations and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, and the potential sale of tax benefits relating to our net operating losses. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations will be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.    Accounting Policies

      Non-refundable license and equipment fees are recorded as unearned revenue as received. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or the useful life of the equipment.

3.    Per Share Data

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

      Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 4,355,629 and 3,436,854 shares of common stock that were outstanding at March 31, 2001 and 2000, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

4.    New Agreements

      Upon our receipt of a non-refundable deposit in December 2000, we entered into an exclusive licensing agreement with Virtual Media Lab, Inc., a Korean software and marketing company. Under the terms of the agreement, we received an up-front, non-refundable territory licensing fee and an equipment fee during the quarter ended March 31, 2001. In addition, we will receive annual royalties from Virtual Media Lab, Inc. based on their use of the L-VIS System in Korea. The non-refundable deposit and licensing fee was recorded as unearned revenue and will be recognized over the license term of five years. The equipment fee was recorded as unearned revenue and will be recognized over 3 years, the depreciable life of the L-VIS System.

      On February 4, 2001, we entered into a Stock and Warrant Purchase Agreement with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation, pursuant to which PVI Holding has agreed to purchase in a series of two closings, referred to as the First Closing and the Second Closing, 4,000,000 shares of our common stock for a purchase price of $10,000,000. In connection with the transaction (the "Cablevision" transaction), PVI Holding will also receive warrants to purchase 11,471,908 shares of our common stock. Consummation of all but the sale of 2,007,909 shares of common stock is subject to shareholder approval.

      Concurrently with our entering into the Stock and Warrant Purchase Agreement, we entered into a license agreement with Cablevision Systems Corporation (the "License Agreement") pursuant to which we received prepaid royalty fees.

      The transaction was structured with two closings due to the fact that shareholder approval was required for the Second Closing.

      The First Closing occurred on February 14, 2001 and PVI received $7.5 million in cash in exchange for approximately 2 million shares of common stock at a stated value of $5 million, the License Agreement for the use of our L-VIS technology, and prepaid royalty fees relating to the License Agreement at a stated value of $2.5 million. If the PVI shareholders approve the consummation of the Second Closing, Cablevision would pay $10 million in cash to PVI in exchange for an additional 2 million shares of common stock at a stated value of $5 million, warrants to purchase an additional 11 million common shares of PV, and additional prepaid royalty fees relating to the License Agreement at a stated value of $5 million. In the event of termination of the License Agreement by PVI or if the License Agreement term expires, any unearned balances remaining from the $7.5 million in prepaid royalty fees is refundable to Cablevision.

      With respect to the allocation of the proceeds to the individual components of the transaction, we allocated the proceeds in accordance with the methodology stated in APB No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." In connection with this, we allocated proceeds to the common stock and the prepaid royalty fees in proportion to their relative fair value. Because there was not any significant disincentive for nonperformance prior to the consummation date of the transaction, we used the fair value of our stock as of the consummation date of the transaction ($ 5.63, which resulted in a total fair value of $11.2 million) and estimated the fair value of the prepaid royalties to be $2.5 million. We did not allocate any additional amounts to the License Agreement (which would have constituted additional proceeds from Cablevision) because we believed it to be at market. Based on this methodology, we allocated $6.1 million to common stock and additional paid-in-capital. In order to reflect the refundable prepaid royalty fees at its refundable amount, $1.4 million was allocated to deferred revenue and was divided into two components. $2.5 million was recorded as a long term deposit liability and the remaining debit of $1.1 million was allocated to deferred revenue credits which will be amortized against revenue as the royalty fee is earned.

      As with the First closing, because there is not any significant disincentive for nonperformance prior to the consummation date of the transaction, the Second closing will be valued on the date the second closing is consummated. The fair value of the warrants will be determined using the Black-Scholes pricing methodology. The fair value allocation will be calculated to allocate the proceeds between the common stock issued, the warrants issued, the prepaid royalty fees and deferred revenue credits using the same method as discussed above.

      Although we will work with Cablevision to expand the utilization of our technology, there are no definitive commitments between the companies that will necessarily provide any revenue to PVI in the future.

5.    Pending Transaction

      On December 28, 2000, we entered into a Reorganization Agreement with Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC and Princeton Video Image Latin America, LLC pursuant to which we will acquire Publicidad Virtual, S.A. de C.V. ("Publicidad") in exchange for common stock and warrants to purchase common stock equal to 21% ownership of our common stock on a fully diluted basis. The Reorganization Agreement provides for the issuance of 2,678,353 shares of our common stock and warrants to purchase 1,036,825 shares of our common stock to the shareholders of Publicidad in exchange for all of Publicidad's issued and outstanding capital stock. Publicidad, who has been our exclusive licensee in Latin America since 1994, is our most successful licensee and a leader in the virtual advertising business. Closing of this transaction is subject to approval by our shareholders and those of Presencia en Medios, and to other conditions, including the absence of certain material adverse tax, financial or other consequences to either company prior to closing.

6.    Options and Warrants

      On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. Under the terms of the offer, the prior vesting of options that were repriced was lost and the repriced options began vesting again over three years. The exercise period of the repriced options is ten years. A total of 1,186,998 options held by employees were repriced. The current members of the Board of Directors were offered the same opportunity to reprice their outstanding options. Prior vesting of board members was not lost, although all other terms of the repricing were identical to those offered the employees. A total of 220,000 options held by directors were repriced. One member of our Board of Directors, Enrique F. Senior, declined the offer to have his options repriced. Mr. Senior had a total of 40,000 options eligible for repricing. In accordance with Financial Standards Board Interpretation (FIN) No. 44, the repriced options are subject to variable accounting and thereby have been marked to market at March 31, 2001. No charge to earnings was recorded as the closing price of the stock on March 31, 2001 was equal to the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

      On February 2, 2001, the Board of Directors authorized the issuance of stock options to purchase 775,000 shares of common stock to certain members of the management and technical staff. These options will have an exercise price of $4.375, will vest over three years and have a term of ten years. On March 22, 2001 the Board clarified that it was the Board's intent to issue these options conditioned upon the consummation of the second closing of the Cablevision transaction. If all conditions of issuance are met and the fair market value of our stock is greater than the exercise price on that date, compensation expense will be recorded as required by FIN No. 44. None of these options have been issued as of the filing date of this Form 10-Q as all of the conditions of issuance have not been met.

      On March 22, 2001, the Compensation Committee of the Board of Directors authorized the granting of options to purchase 200,000 shares of common stock to Brown F

      Williams, our chairman, and options to purchase 75,000 shares of common stock to Samuel A. McCleery, our Vice President of Business Development. These options, granted in recognition of past services performed, have an exercise price of $3.219, a term of ten years, and are fully vested at the date of grant. The granting of these options is conditioned upon (a) the ratification by our shareholders of an increase in the number of shares of common stock reserved for issuance upon the exercise of options granted under our Amended 1993 Stock Option Plan, and (b) the consummation of the second closing of the Cablevision transaction. The first condition was met on March 30, 2001 at The Annual Meeting of Shareholders. (See Item 4 of this Form 10-Q). If the second condition of issuance is met and the fair market value of our stock is greater than the exercise price on that date, compensation expense will be recorded as required by FIN No. 44. None of these options have been issued as of the filing date of this Form 10-Q as all of the conditions of issuance have not been met.

7.    Related Party Transactions

      A member of our Board of Directors is a Managing Director and Executive Vice President of Allen & Company, Incorporated ("Allen & Co.") which is one of our shareholders. On December 20, 2000, we entered into an amendment to our June 14, 2000 agreement with Allen & Co., pursuant to which Allen & Co. will act as one of our financial advisors in connection with certain stock purchase transactions, including the transaction contemplated by the Reorganization Agreement between us, Presencia en Medios and others as described in Note 4. We have committed to issue to Allen & Co. a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for their issuance of a fairness opinion in connection with this transaction. Upon formal written approval of the Board of Directors, this warrant will be issued with an expiration date of December 20, 2005, or 5 years from the issuance date of their fairness opinion. The value of these warrants has been calculated using the Black Scholes method and the related charge of $100,762 has been recorded within merger related costs pending the closing of the transaction. Allen & Co. will receive a second warrant to purchase an additional 100,000 shares when the transaction closes.

      On March 20, 2001, the Compensation Committee of the Board of Directors authorized the repayment by Brown Williams and Sam McCleery of non-recourse promissory notes they owed to PVI in exchange for a portion of the PVI common stock they each held. In 1997, Mr. Williams and Mr. McCleery signed non-recourse promissory notes payable to PVI in connection with the exercise of warrants and the payment of tax liabilities incurred by each of them in connection with this exercise. As of March 20, 2001, Mr. Williams owed PVI a total of $778,711, including $597,920 in principal and $180,791 in accrued interest. As of March 20, 2001, Mr. McCleery owed PVI a total of $295,090, including $226,580 in principal and $68,510 in accrued interest. To satisfy these obligations in full, Mr. Williams agreed to exchange 202,594 shares of common stock, 190,000 of which had been pledged as collateral on the notes. Mr. McCleery agreed to exchange 76,772 shares of common stock, 72,000 of which had been pledged as collateral on the notes. The stock exchanged was valued at $3.8437, the closing price of the stock on the date of the offer, and satisfied in full the outstanding loan balances. Due to the uncertainty of the collectibility of the non-recourse notes, we did not record interest income on the transaction until it was settled. The total of 279,366 shares of common stock received in this transaction have been recorded as treasury stock in the shareholders' equity section of the balance sheet and are available for reissuance.

8.    Marketable Securities

      At March 31, 2001, certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are included in shareholders' equity as other comprehensive income. A corresponding adjustment is recorded on the balance sheet to reflect the unrealized gain or loss on the value of the investment. As of March 31, 2001 and June 30, 2000, the value of our available for sale securities was as follows:

       Available for sale securities:                                   3/31/2001             6/30/2000
       ------------------------------                                  ----------            ----------
       Pineapplehead Limited              Cost                         $  500,000           $   500,000
        1,692,333 shs common stock        Cumulative unrealized
                                           (loss)gain                    (110,763)              346,167
                                                                       ----------           -----------
                                          Market value                 $  389,237           $   846,167
                                                                       ==========           ===========

9.    Investments

      On January 24, 2001, we entered into an operating agreement with CBS Technology Corporation and Core Digital Technologies, Inc. to form Revolution Company, LLC. The purpose of this company will be to develop and market technical production services such as Eyevision, an instant replay system which made its debut in Super Bowl XXXV. Under the terms of the operating agreement, the percentage ownership interests of the parties is as follows:

                   Princeton Video Image, Inc.              25%
                   Core Digital Technologies, Inc.          35%
                   CBS Technology Corporation               40%

      PVI uses the equity method to account for its investment in the Revolution Company and, accordingly, during the quarter ended March 31, 2001 recorded its percentage share of the losses in the amount of $61,500. PVI has no further commitment to fund the operations of the Revolution Company nor has it guaranteed their debts.

10.   Merger Related Costs

      Merger related costs at March 31, 2001 consisted of the following:

                                              Amount

               Legal fees               $     131,911
               Accounting fees                300,831
               Fairness opinion               100,762
               Miscellaneous expenses           5,663
                                        -------------
                                        $     539,167
                                        =============

11.   Income Taxes

      Under a plan developed by the New Jersey Economic Development Authority ("NJEDA") in 1999, we sold $495,998 of our total $1,668,792 of state tax benefit of unused state Net Operating Loss carryover ("NOL") and unused Research and

      Development ("R&D") Tax credits authorized for sale under the plan. We received $371,999 in November 2000, which represented a negotiated percentage of the value of the tax benefits available ranging from 75% to 84% of the value of the tax benefit. We recognized this amount as an income tax benefit in December 2000. The balance of our unused New Jersey NOL and R&D tax credits are available for us to use (or sell) in the future.

12.   Industry Segment, Geographic and Customer Information

      We currently operate in one industry segment, real-time video imaging.

      Our L-VIS System is marketed on a worldwide basis through licensing and royalty agreements, as well as through our majority-owned subsidiary, PVI Europe. The majority of our operating expenses related to our domestic activities and were not associated with our international licensing and royalty agreements. Publicidad Virtual S.A. de C.V. accounted for 53% and 40% of total revenues for the quarters ended March 31, 2001 and 2000, respectively, and 47% and 35% of total revenues for the nine months ended March 31, 2001 and 2000, respectively.

      Geographic information is as follows:

                                         U.S.         Latin America               Canada                 Other               Total

Three months ended
   March 31, 2001
Royalties and license fees           $     --              $539,879             $132,796               $54,735            $727,410
Advertising and contract revenue      290,250                    --                   --                    --             290,250
                                   ----------- --------------------- --------------------  -------------------- -------------------
               Total                 $290,250              $539,879             $132,796               $54,735          $1,017,660
                                   =========== ===================== ====================  ==================== ===================

Three months ended
   March 31, 2000

Royalties and license fees           $     --              $316,872             $157,188               $20,000            $494,060
Advertising and contract revenue      296,217                    --                   --                    --             296,217
                                   ----------- --------------------- --------------------  -------------------- -------------------
               Total                 $296,217              $316,872             $157,188               $20,000            $790,277
                                   =========== ===================== ====================  ==================== ===================

Nine months ended
   March 31, 2001

Royalties and license fees         $       --            $1,727,776             $181,830               $59,115          $1,968,721
Advertising and contract revenue    1,649,747                    --                   --                    --           1,649,747
                                   ----------- --------------------- --------------------  -------------------- -------------------
               Total               $1,649,747            $1,727,776             $181,830               $59,115          $3,618,468
                                   =========== ===================== ====================  ==================== ===================

Nine months ended
   March 31, 2000

Royalties and license fees         $       --              $661,675             $204,118              $110,000            $975,793
Advertising and contract revenue      894,155                    --                   --                    --             894,155
                                   ----------- --------------------- --------------------  -------------------- -------------------
               Total                 $894,155              $661,675             $204,118              $110,000          $1,869,948
                                   =========== ===================== ====================  ==================== ===================



      All of our assets are based in the United States with the exception of certain L-VIS system units and related equipment which are being used by our licensees in connection with foreign operations. The approximate gross value of these L-VIS Systems located in foreign countries is as follows:

      L-VIS Systems            U.S.           Belgium    Latin America    Other      Total
      -------------            ----           -------    -------------    -------    -----
         At March 31, 2001     1,985,746      691,472      585,000        353,550    3,615,768
         At June 30, 2000      2,004,045      691,472      426,821        135,000    3,257,338

13.   Concentration of Advertising and Contract Revenues

      Four customers accounted for approximately 35% and 34% of advertising and contract revenues for the nine months ended March 31, 2001 and 2000, respectively. No concentration of advertising and contract revenues existed for the quarters ended March 31, 2001 and 2000, respectively.

14.   Comprehensive Income

      Comprehensive income is comprised of the following:

                                                  For the quarter ended March 31,            For the nine months ended March 31,
                                                2001                2000                     2001                 2000
                                             -------------------------------------   ------------------------------------------
 Net loss                                       $(2,931,685)         $(3,137,141)            $ (8,473,715)       $ (9,362,490)
 Foreign currency translation adjustments            82,116                   --                   36,964                  --
 Unrealized gain or (loss) on investments          (127,940)                  --                 (456,930)            346,167
                                             -------------------------------------   ------------------------------------------
 Comprehensive income                          $ (2,977,509)        $ (3,137,141)             $(8,893,681)        $(9,016,773)
                                             =====================================   ==========================================






15.   Legal Contingencies

      In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, licensed to Sportvision, Inc. We believe that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed US Patent 5,917,553. Sportvision, Inc. is seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent. Subsequent to their original filing, Sportvision filed a motion for a Preliminary Injunction, which was heard on September 22, 2000. By agreement of the parties, a stay on all activity in the lawsuit was entered, which expires on June 6, 2001. As a result of the stay, the Court has not yet decided the preliminary injunction motion.

      In June 1999 we filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli Company, Scidel Technologies Ltd. We contend that Scidel's video imaging system for electronically inserting advertising into live television broadcasts infringes on PVI's U.S. Patents No. 5,264,933 and 5,892,554. PVI seeks a permanent injunction prohibiting infringement of our patents. The case was tried before Chief Judge Robinson of the Delaware District Court in late February, and final briefing is just being completed. A decision is not expected for several months, at best.

16.   Subsequent Events

      On April 10, 2001, we issued 14,286 shares of our common stock to the Sarnoff Corporation (formerly the David Sarnoff Research Center) as payment for royalties due for the fiscal quarter ended March 31, 2001, pursuant to the terms of a Research Agreement between us and the David Sarnoff Research Center, dated June 1995, as amended. During the quarter ended March 31, 2001, we recorded royalty expense in the amount of $46,858, the fair market value of the shares on their date of issuance.

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

      Overview

      Since our inception in 1990, we have devoted substantially all of our resources to developing and marketing the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology designed to modify broadcasts to television viewers by inserting electronic video images, primarily advertisements and program enhancements. We have incurred substantial operating losses since our inception and as of March 31, 2001, we had an accumulated deficit of approximately $59,198,237. This deficit is the result of research and development expenses incurred in the development and commercialization of the L-VIS System expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to manufacturing, our sales and marketing activities, and general administrative costs. We expect to incur losses in the next fiscal year as we continue to execute our business strategy of developing new products and increasing our penetration of both the domestic and international markets in the field of real-time virtual image insertion.

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

      RESULTS OF OPERATIONS

      Quarter Ended March 31, 2001 Compared To The Quarter Ended March 31, 2000

      REVENUES. Revenues include earned advertising fees for use of the L-VIS System and services provided to customers for visual program enhancements, as well as license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 29% to $1,017,660 for the quarter ended March 31, 2001 from $790,277 for the quarter ended March 31, 2000. Of this total, royalty and license fees increased 47% to $727,410 from $494,060 for the quarters ended March 31, 2001 and 2000, respectively as a result of a significant increase in the royalties we received from Publicidad Virtual, S.A. de C.V. Total advertising and contract revenue decreased slightly to $290,250 for the quarter ended March 31, 2001 from $296,217 for the quarter ended March 31, 2000 as a result of several factors. Total advertising and contract revenue from the use of the L-VIS System in post season domestic football and various post production activities increased by approximately $70,000. This increase was offset, however, by a decrease in fees received from the use of the L-VIS System in the Goodwill Games as well as from CBS News as they were no longer paying us for training services which they had required only during the quarter ended March 31, 2000.

      SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of our sales and marketing personnel, sales commissions, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses decreased 11% to $833,356 for the quarter ended March 31, 2001 from $936,922 as a result of the reduction of approximately $120,000 in fees paid to obtain certain international broadcast and programming rights. Additionally, expenses related to trade show activity decreased by approximately $80,000 as we continued in our efforts to streamline costs. These reductions were partially offset by an increase in salaries, related overhead costs and increased commissions totaling approximately $100,000. These increases were the result of marketing personnel hired by PVI Europe and higher commissions paid to sales executives as a result of our increased revenues.

      PRODUCT DEVELOPMENT COSTS. Product development expenses include the costs associated with the materials, contract personnel and our own personnel engaged in research and development activities aimed at increasing the capabilities of the L-VIS System hardware platforms, as well as creating improved software programs for individual sports and program enhancement services. Total product development expenses decreased 4% to $770,635 from $801,948 for the quarters ended March 31, 2001 and 2000, respectively, primarily as a result of decreased meeting and travel activities related to our internet and interactive television products.

      FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of our L-VIS System units, including training costs for operators, maintenance of our mobile production trucks, and support of the L-VIS Systems in the field. Field operations and support expenses decreased 10% to $1,289,266 for the quarter ended March 31, 2001 from $1,429,936 for the quarter ended March 31, 2000. Direct costs related to the use of the L-VIS System decreased approximately $220,000 as a result of our implementation of cost controls, savings incurred by reduced shipping expenses and shorter on-site setup time required since the purchase of our mobile production trucks, and a reduction of expenses related to our European activity. These decreases were offset by approximately $80,000 in increased salaries and related overhead expenses resulting from full-time personnel hired by PVI Europe.

      GENERAL AND ADMINISTRATIVE. Total general and administrative costs increased 46% to $1,391,095 from $951,920 for the quarters ended March 31, 2001 and 2000, respectively, primarily as a result of $200,000 in increased legal fees paid to defend and protect our patent property. Other factors contributing to the increase include approximately $90,000 in increased expenses incurred for investor relations activity relating to our efforts to provide current information to the investment community, and expenses related to the operation of PVI Europe.

      INTEREST AND OTHER INCOME. Interest and other income increased 65% to $319,038 for the quarter ended March 31, 2001 from $193,308 for the quarter ended March 31, 2000 primarily as a result of approximately $250,000 in interest recorded as a result of the repayment of non-recourse related party loans. Due to the uncertainty of the collectibility of the non-recourse notes, we did not record interest income on this transaction until it was settled. This increase was partially offset by lower cash balances available for investment during the first half of the quarter.

      LOSSES FROM EQUITY INVESTMENT. Losses from equity investment increased to $61,500 for the quarter ended March 31, 2001 from $0 for the quarter ended March 31, 2000 due to our investment in the Revolution Company LLC. which began operations in January 2001. The loss of $61,500 recorded for the quarter ended March 31, 2001 represents our 25% share of total expenses incurred.

      MINORITY INTEREST. Minority interest increased to $77,469 for the quarter ended March 31, 2001 from $0 for the quarter ended March 31, 2000 due to the formation of PVI Europe in June 2000.

      NET LOSS. As a result of the foregoing factors, our net loss decreased 7% to $2,931,685 from $3,137,141 for the quarters ended March 31, 2001 and 2000, respectively.

      Nine Months Ended March 31, 2001 Compared To The Nine Months Ended March 31, 2000

      REVENUES. Total revenue increased 94% to $3,618,468 for the nine months ended March 31, 2001 from $1,869,948 for the nine months ended March 31, 2000. Of this total, royalties and license fees increased 102% to $1,968,721 from $975,793 for the nine months ended March 31, 2001 and 2000, respectively as a result of the significant increase in royalties we received from Publicidad Virtual, S.A. de C.V. Advertising and production revenue increased 85% to $1,649,747 from $894,155 for the nine months ended March 31, 2001 and 2000, respectively primarily as a result of the increased use of our L-VIS System by ESPN during the broadcast of Sunday Night Baseball games during the 2000 MLB season and by CBS Sports for the insertion of the virtual first down line in the national broadcast of 2000-2001 NFL regular and post-season games. Also contributing to the increase was the initial use of the L-VIS System on The NFL Today pre-game show for the 2000-2001 season on CBS. Advertising and production revenues increased by approximately $400,000 from football broadcasts, $240,000 from baseball broadcasts, and $110,000 from auto racing broadcasts and post production activities.

      SALES AND MARKETING. Total sales and marketing expenses decreased 20% to $2,539,724 for the nine months ended March 31, 2001 from $3,171,416 for the nine months ended March 31, 2000 primarily as a result of a reduction of approximately $800,000 in fees we are being charged to obtain certain international broadcast and programming rights. In addition, during the nine months ended March 31, 2000, $287,000 in non-cash compensation charges were incurred in relation to the issuance of options for consulting services associated with promoting the use of PVI's technology in soccer and the television production community. These reductions were partially offset by an increase in commission expense due to higher revenues, and increased personnel and overhead expenses incurred largely as a result of opening our PVI Europe facility.

      PRODUCT DEVELOPMENT. Total product development expenses increased 8% to $2,168,150 for the nine months ended March 31, 2001 from $2,007,596 for the nine months ended March 31, 2000 primarily due to the costs associated with a shift in the allocation of personnel related to the development of our iPoint software product, our streaming media product which will allow television viewers to interact with live or recorded video programming delivered to the home via the Internet or interactive television.

      FIELD OPERATIONS AND SUPPORT. Total field operations and support decreased 4% to $4,174,917 for the nine months ended March 31, 2001 from $4,356,574 for the nine months ended March 31, 2000 primarily as a result of our implementation of cost controls, savings incurred by reduced shipping expenses and shorter on-site setup time required since the purchase of our mobile production trucks, and a reduction of expense related to our European activity. In addition, non-cash compensation expense recorded for the issuance of common stock as payment for license fees decreased due to the lower market price of our common stock. These decreases were partially offset by the costs associated with the use of the L-VIS System by ESPN in their broadcast of Sunday Night Baseball games during the 2000 MLB season.

      GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 50% to $4,223,451 for the nine months ended March 31, 2001 from $2,810,592 for the nine months ended March 31, 2000 primarily due to an increase of approximately $800,000 in legal fees paid to defend and protect our patent portfolio. Other factors contributing to the increase included approximately $170,000 in increased investor relations activity supporting our efforts to provide current information to the investment community and an increase in withholding tax payable on international license and royalty revenue. These increases were partially offset by a reduction in non-cash compensation charges incurred for stock options issued to members of the Board of Directors for their services. This expense was $2,500 and $77,000 for the nine months ended March 31, 2001 and 2000, respectively.

      INTEREST AND OTHER INCOME. Total interest and other income increased 8% to $556,445 for the nine months ended March 31, 2001 from $516,742 for the nine months ended March 31, 2000 primarily as a result of approximately $250,000 in interest recorded as a result of the repayment of non-recourse related party loans. Due to the uncertainty of the collectibility of the non-recourse notes, we did not record interest income on the transaction until it was settled. This increase was largely offset by lower cash balances available for investment.

      TAX BENEFIT. The total tax benefit decreased 38% to $371,999 for the nine months ended March 31, 2001 from $596,998 for the nine months ended March 31, 2000. The tax benefit for both years was received from the sale of a portion of our state net operating loss and research and development tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority and the amount received is a function of the total dollars available under the plan and the number of companies applying for the tax benefit.

      LOSSES FROM EQUITY INVESTMENT. Losses from equity investment increased to $61,500 for the nine months ended March 31, 2001 from $0 for the nine months ended March 31, 2000 due to our investment in the Revolution Company LLC. which began operations in January 2001. The loss of $61,500 recorded for the nine months ended March 31, 2001 represents our 25% share of total expenses incurred.

      MINORITY INTEREST. Minority interest increased to $147,115 for the nine months ended March 31, 2001 from $0 for the nine months ended March 31, 2000 due to the formation of PVI Europe in June 2000.

      NET LOSS. As a result of the foregoing factors, our net loss decreased 9% to $8,473,715 from $9,362,490 for the nine months ended March 31, 2001 and 2000, respectively.

      OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting and thereby have been marked to market at March 31, 2001. No charge to earnings was recorded as the closing price of the stock on March 31, 2001 was equal to the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

      LIQUIDITY AND CAPITAL RESOURCES

      We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS Systems, and operating expenses relating to our field operations and sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds of approximately $27,900,000 from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia en Medios, S.A. de C.V. in consideration of the license we granted to Publicidad Virtual, S.A. de C.V., (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) the investment in PVI and the prepayment of license fees by PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation, (vi) revenues and license fees relating to use of the L-VIS System, (vii) investment income earned on cash balances and short term investments, and (viii) the sale of a portion of our state net operating loss and research and development tax credits.

      As of March 31, 2001, we had cash and cash equivalents of $6,475,871, a decrease of $1,912,277 from the balance at June 30, 2000. Net cash used in operating activities decreased 20% to $5,579,048 for the nine months ended March 31, 2001 from $7,004,683 for the nine months ended March 31, 2000 resulting from several important factors. The primary cause was the inflow of cash from PVI Holding, LLC, recorded at its fair value and shown as a deferred revenue credit in the amount of $1,362,822. A second significant factor was the increase in unearned revenue of approximately

      $300,000 representing license and equipment fees received at the inception of our license agreement with Virtual Media Lab, a Korean marketing and software company.

      Net cash used in investing activities increased 12% to $2,565,718 for the nine months ended March 31, 2001 from $2,298,512 for the nine months ended March 31, 2000. Fees paid to obtain certain international broadcast and programming rights decreased by $800,000 and purchases of property and equipment fell by approximately $400,000 for the nine months ended March 31, 2001 from the nine months ended March 31, 2000. This reduction was offset by our initial investment of $850,000 in the Revolution Company LLC and the deferral of legal, accounting and financial advisory fees incurred with respect to the Reorganization Agreement we entered into with Presencia en Medios and others described in Note 4 to the financial statements. These fees will be reflected as a component of the purchase price of Publicidad at the time the transaction closes.

      Net cash proceeds from financing activities decreased 26% to $6,228,631 for the nine months ended March 31, 2001 from $8,462,731 for the nine months ended March 31, 2000. The cash provided during the nine months ended March 31, 2000 was primarily the result of the receipt of net proceeds of approximately $8.2 million from a private equity offering of our common stock. The cash provided during the nine months ended March 31, 2001 was primarily from the net proceeds of approximately $6.1 million from PVI Holding, LLC, representing an investment in our common stock.

      We believe that the $5,000,000 we received in February 2001 from the sale of approximately 2,000,000 shares of common stock and the additional proceeds of approximately $5,000,000 from the second closing of the Cablevision transaction, together with our existing available cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs through calendar year 2001. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by adding to our sales and marketing management force in order to strengthen our relationships with rights holders, broadcasters and advertisers.

      There is no assurance that we will generate sufficient cash flow from our operations to liquidate liabilities as they become due. Accordingly, we may seek to raise such amounts through a variety of options. These include future cash from operations, and proceeds from other equity financings. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations will be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

EFFECT OF INFLATION

      Domestic inflation has not had a significant impact on our sales or operating results. However, inflation may have an impact on our international business.

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

     Item 3 Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk due to changing market conditions and the uncertainty of the foreign investment market as reflected in fluctuations in our investment in available for sale securities. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at March 31, 2001 or March 31, 2000. Declines in interest rates over time will, however, reduce our interest income.

      Part II

      Item 1            Legal Proceedings

      In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, licensed to Sportvision, Inc. We believe that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed US Patent 5,917,553. Sportvision, Inc. is seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent. Subsequent to their original filing, Sportvision filed a motion for a Preliminary Injunction, which was heard on September 22, 2000. By agreement of the parties, a stay on all activity in the lawsuit was entered, which expires on June 6, 2001. As a result of the stay, the Court has not yet decided the preliminary injunction motion.

      In June 1999 we filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli Company, Scidel Technologies Ltd. We contend that Scidel's video imaging system for electronically inserting advertising into live television broadcasts infringes on PVI's U.S. Patents No. 5,264,933 and 5,892,554. PVI seeks a permanent injunction prohibiting infringement of our patents. The case was tried before Chief Judge Robinson of the Delaware District Court in late February, and final briefing is just being completed. A decision is not expected for several months, at best.

      Item 2            Changes in Securities and Use of Proceeds

      On each of January 3, 2001 and April 10, 2001 we issued 14,286 shares of common stock to the Sarnoff Corporation (formerly, the David Sarnoff Research Center) as royalty payments for the fiscal quarters ended December 31, 2000 and March 31, 2001, pursuant to the terms of a Research Agreement between us and the David Sarnoff Research Center, dated June 1995, as amended. On February 14, 2001 we sold 2,007,909 shares of our common stock to PVI Holding, LLC. These issuances of our common stock were exempt from registration under the Securities Act by virtue of Section 4(2) transactions not involving a public offering. The common stock was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificates issued. The Sarnoff Corporation and PVI Holding, LLC each received adequate information about our business.

      Item 4.  Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Shareholders (the "Annual Meeting") was held on March 30, 2001. At the Annual Meeting, our shareholders (i) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of our fiscal year ending June 30, 2001, (ii) elected each of the persons listed below to serve as one of our directors until the Annual Meeting of Shareholders to be held in 2001 and until their successors have been duly elected and qualified, and (iii) ratified an amendment to our Amended 1993 Stock Option Plan to increase the number of shares which may be issued pursuant to options granted under the Plan from 2,160,000 to 5,160,000 shares and to amend the terms of automatic annual option grants to our directors.

      As of February 2, 2001, the record date for our Annual Meeting, we had a total of 10,089,995 shares of Common Stock issued and outstanding and entitled to vote. Present at our Annual Meeting, either in person or by proxy, were holders of 7,776,876 shares of Common Stock. The following sets forth information regarding the results of the voting at our Annual
      Meeting:

      Election of Directors:

                                  Voting Shares     Voting Shares   Voting Shares
       DIRECTOR                   in Favor           Against        Withheld
       Brown F Williams           6,879,331             897,545
       Dennis P. Wilkinson        6,973,280             803,596
       Donald P. Garber           6,973,380             803,496
       Lawrence Lucchino          7,634,880             141,996
       Jerome J. Pomerance        7,634,880             141,996
       Enrique F. Senior          7,634,880             141,996
       Eduardo Sitt               7,544,660             232,216
       John B. Torkelsen          7,634,880             141,996
       Wilt Hildenbrand           7,541,260             235,616

      Ratification of Selection of Independent Accountants:
      Votes in Favor:                                        7,719,974
      Votes Against:                                            35,395
      Abstentions:                                              21,507

      Ratification of amendment to our Amended 1993 Stock Option Plan to increase the number of shares which may be issued pursuant to options granted under the Plan from 2,160,000 to 5,160,000 shares and to amend the terms of automatic annual option grants to our directors:


       Votes in Favor:                       3,726,305
       Votes Against:                          530,462
       Abstentions:                             78,871
       Non-Votes:                            3,455,385

      Item 5.  Other Information.

      On February 4, 2001, we entered into a Stock and Warrant Purchase Agreement (the "Purchase Agreement") with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation ("Cablevision"). Pursuant to the Purchase Agreement, PVI Holding has agreed to purchase 4,000,000 shares of our common stock for a purchase price of $10,000,000. In connection with the transaction, PVI Holding will also receive warrants to purchase 11,471,908 shares of our common stock. The warrants will be exercisable for three years following their issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term of the warrants, respectively, and will entitle PVI Holding to increase its ownership of our common stock to 45% of the outstanding common stock on a fully-diluted basis. The closing of the sale of 2,007,909 of such shares (the "first closing") for a price of $5,019,772 took place on February 14, 2001. The sale of the balance of the shares and the issuance of the warrants (the "second closing") is subject to shareholder approval.

      Pursuant to the Purchase Agreement, PVI Holding is entitled to nominate one member of our Board of Directors. This nominee, Wilt Hildenbrand, was elected to our board of directors at our Annual Meeting of Shareholders held on March 30, 2001. PVI Holding will also receive certain preemptive rights to purchase our common stock and the right to approve certain actions which we propose to take. At the first closing, the parties entered into a registration rights agreement pursuant to which PVI Holding is entitled to require us to register its stock for resale.

      We have also entered into a license agreement with Cablevision which grants Cablevision the non-exclusive right to use our current technologies and products. Cablevision paid us a license fee of $2,500,000 at the first closing and will pay us an additional $5,000,000 at the second closing (assuming that the second closing occurs). At the second closing we will enter into a joint collaboration and license agreement providing that we and Cablevision will collaborate to develop technology to create such virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution.

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

      a. Reorganization Agreement dated as of December 28, 2000, by and among Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC, the Company and Princeton Video Image Latin America, LLC (Incorporated by reference to Exhibit 2.1 to the Company's Current Report of Form 8-K filed on January 5, 2001).

            2.2 Amendment Agreement dated as of February 4, 2001 by and among Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC, the Company and Princeton Video Image Latin America, LLC (amending Reorganization Agreement dated as of December 28, 2001) (Incorporated by reference to Exhibit 2.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2000 filed on February 14, 2001).

            10.2* Amended and Restated Territory System License Agreement dated as of December 27, 2000 by and between the Company and Virtual Media Lab, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2000 filed on February 14, 2001).

            10.3* Stock and Warrant Purchase Agreement dated as of February 4,
                  2001 between the Company and PVI Holding, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2000 filed on February 14, 2001).

            10.4* L-VIS(TM) System License Agreement dated February 4, 2001 between the Company and Cablevision Systems Corporation. (Incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2000 filed on February 14, 2001).

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

                                                 Princeton Video Image, Inc.

                  May 14, 2001                   By: /s/ Dennis P. Wilkinson
                                                 -------------------------
                                                 Dennis P. Wilkinson,
                                                 President and
                                                 Chief Executive Officer


                  May 14, 2001                   By: /s/ Lawrence L. Epstein
                                                 -----------------------
                                                 Lawrence L. Epstein,
                                                 Chief Financial Officer