Form 10-Q/A
period 2000-12-31
PRINCETON VIDEO IMAGE INC
filed 2001-08-13
CIK 1009833

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

EXPLANATORY NOTE:

         Princeton Video Image, Inc. (the "Company") hereby amends and supplements its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, as filed with the Securities and Exchange Commission on February 14, 2001, and amended by Form 10-Q/A filed on February 21, 2001, solely to re-file Exhibit 10.3 to reflect the withdrawal of a portion of the Company's request for confidential treatment of portions of such exhibit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

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


                                          Princeton Video Image, Inc.

August 13, 2001                           /s/ Dennis P. Wilkinson
                                          -------------------------------------
                                          Dennis P. Wilkinson,
                                          President and
                                          Chief Executive Officer

August 13, 2001                           /s/ Lawrence L. Epstein
                                          -------------------------------------
                                          Lawrence L. Epstein,
                                          Chief Financial Officer