Form 10-K
period 2001-06-30
PRINCETON VIDEO IMAGE INC
filed 2001-09-28
CIK 1009833

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

         For the fiscal year ended June 30, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from _______ to _______.

                        Commission File Number 000-23415
                           Princeton Video Image, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                               22-3062052
                    --------                               ----------
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

                          Common Stock, $.001 par value
                               Title of Each Class

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $25,851,043, based upon the last sales price on September 20, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,512,091 shares of Common Stock, .001 par value per share, were outstanding on September 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Princeton Video Image, Inc. ("PVI", "we", "us") is a Delaware corporation with principal offices located in Lawrenceville, New Jersey. PVI was founded in 1990 to develop and market a real-time video insertion system. Through our patented computer vision technology and proprietary hardware and software system, known as the Live Video Insertion System (L-VIS(TM)), we are able to place computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. During the broadcast of a sports or entertainment program, for example, an image can be placed to appear in various high visibility locations in the stadium, on the playing field, or as part of the natural landscape of the scene. The L-VIS(TM) System has been used to insert images, including advertising images and program enhancements, into both live and pre-recorded television broadcasts.

         We believe that our L-VIS(TM)System, which is an integrated hardware and software system, can benefit (i) advertisers, through the placement of their ads in high visibility locations and by the ability to provide specific advertising to specific geographical regions; (ii) broadcasters and program producers, through a new revenue stream from additional inventory of advertising space or program enhancements; and (iii) teams and leagues, through increased revenue streams and greater flexibility and control over in-stadium advertising. PVI has provided video insertion services for thousands of live telecasts worldwide, including broadcasts of Major League Baseball, National League Football, professional soccer, motor sports, and other live events. PVI is the exclusive virtual advertising provider for NFL International broadcasts. Beyond sports venues, PVI's virtual imaging technology provides virtual in program, promotional signage for the Early Show on CBS. These enhancements, which appear as CBS Early Show logos inserted on blank surfaces in the television picture, include virtual billboards, building signage and marquees, including the "Second Cup Cafe" enhancement on the Saturday Early Show. The following events and advertisers are representative of PVI's customer base: CBS, ESPN, ESPN International, Cox Cable, KTVU (Fox affiliate), WJLA (ABC affiliate), RTBF, VTM (Belgium), San Diego Padres, Minnesota Vikings, Indy Racing League, Adidas, Heineken, Nissan, Kodak and Fedex. We are also marketing our L-VIS(TM) Systems on a worldwide basis through licensing and royalty agreements, through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Brussels, Belgium, and effective September 20, 2001, through our wholly-owned subsidiary, Publicidad Virtual, S.A. de
C.V. ("Publicidad"), which is headquartered in Mexico City, Mexico.

         As part of our research and development program, we are developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications will enable the viewer to influence the on-screen presentation of a broadcast which utilizes the L-VIS(TM) System by using a mouse or other pointer, for example, to indicate areas of interest. We are also developing other applications of technology for the sports and entertainment fields.

         It is our objective to become the leading provider of electronic imaging and program enhancements to the broadcasters of sports and entertainment programming worldwide.

         This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these so-called "forward-looking statements" by such words as "may," "will," "should," "expects," "plans," "anticipates," "estimates," "believes," "predicts," "intends," "potential," or "continue," or the negative of those words or phrases of similar expression. You should be aware that these forward-looking statements are only our predictions and are subject to various assumptions, risks and uncertainties. Actual events or results may differ materially from those anticipated by the statements we make. Factors described in this Annual Report on Form 10-K, including without limitation those identified in this Item 1, "Business" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause our actual results to differ materially from those expressed in any forward-looking statement we make. We do not promise to update forward-looking information or any other information to reflect actual results or changes in assumptions or other factors that could affect those statements.

         We were incorporated in New Jersey on July 23, 1990 and became a Delaware corporation on September 13, 2001.

OVERVIEW OF THE TELEVISION ADVERTISING AND SPONSORSHIP MARKET

         Sports advertising and sponsorship is a significant market both inside and outside the United States. Advertisers in the United States spent an aggregate of approximately $10.9 billion to purchase television advertising and sponsorship rights with respect to sporting events in 2000, according to information from the following industry sources. The 1999 network and cable television sports advertising markets in the United States were reported by Paul Kagan Associates, Inc. ("Kagan Associates") to be approximately $5.5 billion and $1.2 billion, respectively. The December 1999 IEG Sponsorship Report, a sports newsletter published biweekly by IEG, Inc., projected that $5.92 billion would be spent to sponsor specific teams, stadium locations and sporting events in 1999.

         The cost of a television commercial spot is normally a function of the nature and size of the expected audience of the event to be broadcast. Accordingly, a spot in a national broadcast of a major sporting event, such as the Super Bowl or a World Series game, sells for a price many times that of a spot in a regular season game broadcast only locally or regionally Television broadcasters (including national television and cable networks, regional cable networks, and local television and cable operators) purchase television broadcast rights to sporting events from the holders of those rights, which include individual teams as well as various leagues, federations, associations and other organizations representing both professional and amateur sports. Rights to specific games or events may be held by teams, leagues, associations, or any combination thereof, depending on the arrangements under which each sport is organized.

         We believe that the growth of sports advertising and sponsorship is largely driven by the desire on the part of advertisers to be "in the game" by having their brands and products visible during the broadcast of televised live or pre-recorded events. The L-VIS System enables the advertiser to be "in the game" by exposing the television viewer to the brand or message during an event. As the advertisement can be placed strategically to appear on the television screen where traditional signage may not be available or practical, the advertiser is more confident that its message will actually be seen by the viewer and not zapped away during a commercial break.

         Sponsorship generally entails associating the sponsor's name with the event or stadium as well as signage rights, i.e., the prominent display of the sponsor's name and products in specified locations in the stadium or broadcast. Sponsors purchase sponsorship rights from the holders of those rights. Like broadcast rights, the ownership of sponsorship rights depends on the specific sport and the event or location. In some cases, the owner of the venue at which an event is staged holds the sponsorship rights to the event. In other cases, the team owner may own the sponsorship rights, including signage. Advertisers negotiate sponsorship arrangements directly with sponsorship rights holders and not with broadcasters. Since broadcasters historically have not shared in sponsorship revenue, they traditionally have not assisted sponsorship programs. In order to interest broadcasters in the capabilities of the L-VIS System, we have made program enhancements available, such as the virtual first down line in football, the virtual off-sides line in soccer and the speed of the pitch in baseball.

         The success of the L-VIS(TM) System requires that we enter into satisfactory commercial arrangements with advertisers, rights holders and broadcasters. To date, many of the major broadcasters and a limited number of the broadcast rights holders and advertisers have agreed to use our L-VIS System during live and pre-recorded sports and entertainment broadcasts. Our continued expansion will depend on, among other things, our ability to identify markets, to manage growth, and to hire and retain skilled personnel. Some press coverage of our technology has raised concerns about its desirability and potential misuse relating to television tampering, ethics, and over commercialization. There can be no assurance that the use of our L-VIS System will be accepted by television viewers or that we will be able to combat effectively potential future negative publicity regarding ours or similar technology. To the extent that we are unable to more successfully market the L-VIS System our business might not develop as quickly or to the extent necessary to support our intended level of operations.

ABILITIES OF THE L-VIS SYSTEM

         We believe that the L-VIS(TM) System provides advantages when compared to traditional 30-second advertising spots and other forms of advertising because the L-VIS(TM) System:

         - Allows for "in the game" advertising. The L-VIS System allows an advertiser to be "in the game" or broadcast, by having their brands and products visible within the broadcast of televised live and pre-recorded sports and entertainment programming;

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

         - Allows for "narrow casting" of specific advertising to specific geographical regions. The L-VIS System also allows for specific advertising to specific geographical regions. Thus, a rights holder can sell the same advertising space to different advertisers in different markets; for instance, the Philadelphia broadcast of a San Diego Padres-Philadelphia Phillies MLB game can include a different inserted advertisement behind homeplate than the San Diego broadcast of the same game;

         - Provides for animation and audio-video advertising. The L-VIS System may be used, when appropriate, to insert 3-dimensional animation and audio-video advertising within the program to enhance the impact of the advertising;

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

THE L-VIS SYSTEM TECHNOLOGY

         Our L-VIS(TM) System is a system of proprietary hardware and software which we have designed to insert electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. The inserted images may be two or three dimensional, static or animated, opaque or semi-transparent and may be placed so that the inserted images appear to exist on the playing field, in the stadium or venue where a game or sporting event is being played, or in the background or natural landscape in entertainment programming. If a player or other object moves in front of an image that is inserted on a wall, in the background, or on a playing field, the L-VIS System is programmed so that the passing object occludes that portion of the inserted image. The L-VIS System can also be used to insert a free standing image so that the image will occlude a person or other object which "passes behind" it.

         The basic L-VIS(TM) System, also referred to as the "Vision" system relies on computer vision techniques that recognize prominent features in the television picture and track the motion of the scene. This L-VIS System and its operator may be located at the site of the event, at the network studios of the broadcaster or at an individual station or cable system head-end carrying the broadcast. Before the broadcast, the advertising images to be inserted are prepared and the operator identifies the location in the broadcast scene where the images will be inserted. The Vision system is designed to recognize the broadcast scene in real time during the broadcast and to insert the image as instructed each time the broadcast scene containing the insert location appears. The operator controls which of several images is selected for insertion and when it will be inserted.

         We have designed software that allows for the use of the L-VIS(TM) System using this computer vision technology in the live broadcasts of football, baseball, golf, auto racing, soccer and entertainment programming. For instance, in baseball our software allows images to be inserted on the wall behind home plate, the outfield wall or the area above the outfield wall. To the television viewer, a non-animated advertisement inserted with the L-VIS Vision system, such as an advertisement on the wall behind home plate, appears to be part of the original scene, in proper perspective and fixed in the scene as the camera pans, tilts and zooms, and as players move in front of the image. Furthermore, because an inserted image is not present at the actual site of a sporting event, any distraction caused to the players by other types of advertising such as scrolling billboards will not be present. A camera sensor enhanced version of the L-VIS System can be used on almost any event including hockey, basketball, and tennis broadcasts.

         Our iPoint(TM) technology enables advertising, promotional material and program enhancements to be inserted locally - on the television or personal computer - so the individual viewer will see advertising and features designed specifically for him or herself. Using digital set top box technology that is being developed to run our software, internet delivered advertisements and features can be inserted into the individual television broadcast based on customer preferences. These advertisements and features can be interactive, as well, allowing the viewer to customize their viewing experience by selecting particular enhancements or options. An iPoint enhanced baseball game, for instance, would allow viewers to select such virtual enhancements as "clickable" player statistics or a virtual strike zone. Entertainment programs could include interactive objects or virtual products, giving the user instant pricing or detailed information without leaving the program. In May 2000, we entered into an agreement with RealNetworks, Inc. ("RealNetworks") in which we agreed to jointly develop the software necessary to permit insertion of internet delivered advertisements and features into streaming media on individual personal computers. This first phase of development has been completed and the next step will be the incorporation of the iPoint product into set top boxes used by cable companies to deliver television programming into households.

         In January 2001, PVI, the CBS Technology Corporation ("CBS") and Core Digital Technologies, Inc. ("CDT") organized a limited liability company called the Revolution Company, LLC whose purpose is to develop, market and render entertainment technical production services. The Revolution Company has developed a television production system referred to as "EyeVision" which has the technological capability to produce three-dimensional replays from multi-camera angles. For example, using cameras synchronized on a particular sports player or players on the field of play in football, the EyeVision system is able to provide views of approximately 270 degrees around the player and has stop-action capability. The first live use of the EyeVision system was during the broadcast of Super Bowl XXXV in January 2001.

         On September 20, 2001, we entered into a joint collaboration and license agreement with Cablevision Systems Corporation ("Cablevision") pursuant to which we will work with Cablevision to develop, market and deploy technological applications to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution.

          Because we operate in a rapidly developing commercial and technological environment, our success will depend in part upon our ability to develop products for the Internet and interactive television as well as product enhancements that keep pace with continuing changes in technology and customer preferences. Our failure to develop these products on a timely basis would limit the growth potential of our business and thus have an adverse effect on our business, financial condition and the results of our operations. The video, electronics, data processing, broadcast television and cable television industries are changing rapidly due to, among other things, technological improvements, consolidations of companies and changes in consumer preferences. In particular, the live video image insertion market is relatively new and continues to adapt to the changing preferences and customs of the broadcasters, rights holders, and the ultimate television viewer. We anticipate that as the market develops, we will continue to be affected by technological change and product improvements as well as changes in industry broadcast standards.

STRATEGY
Our objective is to become the leading provider of electronic advertising and program enhancements to the broadcasters of sports and entertainment programming as well as to television advertising markets worldwide. The key elements of our strategy are:

         - Developing relationships with rights owners. We intend to continue developing our relationships with rights owners such as the National Football League ("NFL"), Major League Baseball ("MLB"), National Basketball Association ("NBA"), International Federation of Football Associations ("FIFA"), Indy Racing League ("IRL"), specific teams and other sports governing bodies as well as the owners of first run and syndicated entertainment programs;

         - Developing relationships with broadcasters. We intend to continue to develop the relationships we currently have with national network broadcasters such as NBC, CBS, ABC, ESPN, and FOX;

         - Developing relationships with non-sports owners of first run and syndicated entertainment programming. We intend to continue to develop software used for virtual product placement in television programming and to convince television sponsors and broadcasters to use the L-VIS System in their programming.

         - Working with high-profile advertisers. To promote acceptance of the L-VIS System, our marketing executives are actively discussing the unique uses and benefits of our L-VIS System with high-profile advertisers. Our efforts in this area continue to expand because of the potential benefits we believe would result from the endorsement of our technology by the advertising community;

         - Enhancing and developing additional L-VIS System software. In addition to enhancing our existing software for use of the L-VIS System during football, baseball, basketball and soccer games, we are developing software which would allow us to use the L-VIS System during the broadcast of additional sports and other entertainment programming such as hockey and the Olympics. We are also continuing to develop our iPoint product in order to expand the use of our technology on the Internet and in interactive television.

OWNERSHIP OF VIDEO INSERTION RIGHTS

         The broadcast of football, baseball, basketball, soccer and any other type of sporting event is governed by agreements among the applicable teams, leagues, broadcasters and the sports federation, if any. In the NFL, for example, all television, video insertion and national sponsorship rights are controlled by the league for all regular season games, the playoffs, the Super Bowl and the Pro-Bowl. Such rights are controlled by individual NFL teams with respect to all pre-season games. In baseball, MLB holds all television, sponsorship and video insertion advertising rights with respect to regular season nationally broadcast games, the All Star Game, playoff games, the World Series and the international distribution of regular season games.

         Impediments to the use of our L-VIS(TM) System during the broadcast of the sporting events covered by any of these agreements could have a material adverse effect on our business, financial condition and the results of our operations by limiting its acceptance and use in television programming. In many instances, these agreements provide that different persons control the copyrights to the broadcasts in differing circumstances, for instance, regular season play versus playoffs. Agreements often govern permitted forms of advertising and modifications to the broadcast. Use of live video insertion technology is not specifically discussed in some existing agreements and under these circumstances it is not clear whose permission must be obtained to use the L-VIS System. If we use our L-VIS System without the permission of the appropriate parties, such use can be challenged in a court of law. The defense and prosecution of copyright suits is both costly and time-consuming and current broadcast copyright holders might not agree to amend current agreements to allow for or facilitate the use of our technology on terms acceptable to us.

SALES AND MARKETING

         We expect to continue to generate revenues from sharing advertising revenue between ourselves, rights holders and broadcasters, from royalties received for the licensing of our technology and from contractual or production revenue earned from fees paid by broadcasters for program enhancements. On February 14, 2001 we entered into a license agreement with Cablevision Systems Corporation which grants Cablevision and its affiliates the right to use our L-VIS System and related proprietary rights in its business in exchange for license fees and royalties.

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

          The L-VIS System has been used during the broadcast of, among other events, (i) the international broadcast of Super Bowls XXXV, XXXIV and XXXIII in January 2001, 2000 and 1999, (ii) the CBS News' Early Show in its daily weekday news programming under a multi-year agreement beginning in November 1999, (iii) 2001, 2000 and 1999 MLB home games of the Philadelphia Phillies and the San Diego Padres, (iv) NFL games during the 1999-2000 and 2000-2001 and 2001-2002 regular season and playoff games broadcast by CBS Sports, (v) ESPN Sunday Night Baseball games during the 1999-2000 and 2000-2001 regular season, and (vi) IRL national telecasts on ABC and ESPN for their 2000 and 2001 series, including the Indianapolis 500 in May of both years. There can be no assurance, however, that we will be successful in establishing or maintaining a relationship with any of these parties.

         The ultimate customers of our L-VIS System are expected to continue to be advertisers, sponsors, broadcasters and rights holders. Revenues flow from the advertisers and sponsors to the rights holders who pay a share of those revenues or a contracted fee to us. We provide the L-VIS System and support services to the rights holders and we are paid by the rights holders either a percentage of the advertising revenues derived from use of the L-VIS System or an agreed upon fixed fee for services provided. The rights holders enter into agreements with broadcasters to provide the services necessary for use of our L-VIS System. In some cases, advertising space using the L-VIS System is then sold either by the rights owner or by the broadcaster, depending on the specific arrangement between such parties, and the advertising revenues are shared among the rights owner, the broadcaster and us. As a result, we often rely upon the marketing and advertising staffs of these rights holders and broadcasters, which typically target the manufacturers or producers of nationally distributed products. The broadcast rights holders have been only moderately successful in selling L-VIS System advertising. If the broadcast rights holders are unable to enter into higher paying or a greater number of arrangements with advertisers, this failure could inhibit the growth in our revenue stream. In order to mitigate this dependency on third parties, we are actively promoting the advantages of the L-VIS System directly to major advertisers. We believe that promotion is important in influencing market acceptance of the L-VIS System among potential advertisers.

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

         During NFL pre-season in August 2001, the L-VIS System was used in games of the Philadelphia Eagles and the Minnesota Vikings to insert promotional material and advertising in the broadcasts. Super Bowl XXXIV, in January 2000, featured PVI inserts in three custom advertising feeds for Mexico, Canada and the world feed in international broadcasts, including advertisements for Fedex and Kodak. In January 2001, Super Bowl XXXV featured several PVI program enhancements including EyeVision, a technology able to produce three dimensional replays from multi-camera angles. In addition, three separate broadcast feeds featured a "branded" first down line in the international broadcast.

         During the regular NFL seasons in 2001 and 2000, we used the L-VIS technology to insert a first down line in CBS national broadcasts, including post season playoff games. The first down line appears to be popular with the viewing audience and similar technology could be used to put advertising on the field, in the form of a "branded" first down line, for example, if the rights owner permits it. Although the NFL does not permit signage in the broadcasts of its regular season games at the present time, we continue to pursue this possibility. In 1999, we signed an agreement with the NFL International which was renewed in April 2000, giving us exclusive electronic insertion rights to the NFL Europe League, the domestic broadcast of the Europe League games, and the international broadcast of the domestic NFL games through and including Super Bowl XXXVI in January 2002.

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

         Since its initial use on television in the 1995 broadcast of local Trenton Thunder baseball games by Comcast Cable of New Jersey, the L-VIS System has been used by numerous baseball teams and broadcasters. The San Diego Padres have used the L-VIS System since 1997 and are currently under contract to use the L-VIS System throughout the 2001 MLB season. The Philadelphia Phillies have used our L-VIS System since 1998 and are currently under contract for the 2001 MLB season.

         ESPN has contracted with us to create and insert virtual advertisements using the L-VIS System in a minimum of twenty and twenty-seven nationally telecast ESPN Sunday Night Baseball Games during the 2000 and 2001 seasons, respectively. Prior to this, we had entered into an agreement with ESPN in 1998 whereby ESPN used the L-VIS System to insert advertising in selected Sunday Night national broadcasts of MLB games. The first interleague game in 1998 between the New York Mets and the New York Yankees featured advertising that we inserted. This agreement with ESPN was renewed for the 1999 season and the L-VIS System was used in the broadcast of the 1999 opening day game of the MLB season.

         We are continuing our efforts to contract with other baseball teams to use our technology and to renew existing relationships with the individual teams and the national broadcasters. We also intend to develop our internet and interactive software products for potential use in baseball and other sports. During a Chicago Cubs broadcast against the San Diego Padres, we provided virtual advertising insertions behind home plate which were made interactive by RespondTV, a leading infrastructure provider for interactive television content. During this broadcast, viewers with internet enabled set-top boxes were able to interact on their personal computers with the broadcast. Despite our marketing efforts and development of such innovative products, however, there can be no assurance that we will be successful in creating greater interest for use of the L-VIS System in MLB.

         SOCCER

         Although revenues from soccer television advertising in the United States historically have been very small, we have marketed, and intend to continue marketing, the L-VIS System for use in soccer matches in Europe, Latin America and Asia, where the popularity of soccer is significantly greater than in the United States.

         The basic soccer application software was designed to insert an image onto the center circle of a soccer field. The L-VIS System has been used both nationally and internationally in soccer broadcasts. In March 2000, our-then-Latin American licensee, Publicidad (which became our wholly-owned subsidiary on September 20, 2001), entered into a multi-year agreement with Televisa and TV Azteca, Mexico's two largest television networks, for the use of the L-VIS System. Under the terms of the agreement, Publicidad will insert virtual advertisements in the broadcast of a minimum of twenty Mexican National Soccer Teams' games. The agreement includes the telecast of World Cup 2002 qualifying games.

         In February 2001, PVI Europe entered into an agreement with Canal + Belgium to produce virtual game enhancements in over sixty games of the Belgian Premier Soccer League, through June of 2002. Among the enhancements being produced are club logos, scores in the center circle, distance to the goal and a virtual off-side line. In July 2001, the L-VIS System was used to insert virtual advertising in Major League Soccer's All Star Game played in California and broadcast by ABC Sports. Logos for Pepsi and Subway were inserted outside of the playing field throughout the broadcast.

         The L-VIS System has not been used in FIFA-sanctioned matches to insert images on the field of play while a match is in progress. Instead, the L-VIS System has been used before and after a match, a use specifically permitted by FIFA. In addition, we have discussed using the L-VIS System to insert advertising on sideboards during FIFA-sanctioned matches and FIFA has recently granted such permission. Because it is our understanding that FIFA continues to evaluate its position on the use of virtual imaging, we continue to explore ways to encourage FIFA to grant permission for its expanded use in FIFA-sanctioned matches. There can be no assurance that FIFA will grant such permission, and without the permission of FIFA, our potential revenue from soccer would be substantially reduced.

         MOTOR SPORTS

         The Indy Racing League ("IRL") was the first major motor sport to utilize virtual signage in place of traditional site based signage during its broadcasts. In both 2000 and 2001, they contracted with us to use the L-VIS System in the national telecasts of their racing seasons. These races are telecast over either ABC or ESPN and included the broadcast of the Indianapolis 500 in May of each year. The L-VIS System has been used to insert virtual images into the natural landscape of the IRL race broadcast, both in the middle of the field and on the race track. Additionally, during the Indianapolis 500 in May 2001, an expanded package of virtual enhancements was used including a virtual radar gun registering the speed of selected cars and a virtual picture of the winning driver on the start/finish line during the final lap of the race.

         OTHER SPORTS AND ENTERTAINMENT PROGRAMMING

         In addition to the major sports described above, we have also provided services using the L-VIS System in other sports and entertainment programming. The L-VIS System was used for the first time in televised golf during the telecast of Shell's Wonderful World of Gold broadcast by ESPN in October 2000. Virtual enhancements, including a virtual flagstick indicating where the cup is located, and a white circle highlighting the cup when a player is putting, were inserted onto the golf course. As part of the international broadcast of the NBA finals in 2001, virtual signage made its debut in basketball with the insertion of signage on the interior walls of the basketball court as well as on the scoreboards. During the 2000 and 2001 Grammy Awards held in February of each year, the L-VIS System was used to insert virtual advertisements on the walkways into the building prior to the award show.

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

          In June 2000, we formed PVI Europe, a majority-owned subsidiary headquartered in Belgium, for the purpose of marketing our L-VIS System throughout all of Europe with the exception of Spain and Portugal. PVI Europe provided virtual game enhancements in the NFL Europe World Bowl 2000 marking the first time a branded virtual first-down-line was seen by a worldwide audience. In February 2001, PVI Europe reached an agreement with Canal + Belgium to produce virtual game enhancements including club logos, scores in the center-circle and a virtual offside line, for live broadcasts of the Belgian Premier Soccer League. This agreement with Canal + Belgium, a pay-tv station and part of the French based Canal+ Group owned by Vivendi Universal, will continue through June of 2002 and marks the first time a broadcaster in Belgium used virtual imaging in its broadcasts.

         During the past fiscal year, PVI Europe has also been working with potential licensees in South Africa. We are currently finalizing a multi-year agreement with SABC South Africa, the leading public television channel in South Africa to produce advertising and game enhancements in live soccer, cricket, boxing, rugby and various other sports. Our PVI Europe office has also provided post-production work during both the Challengers Tour and the Senior Tour for IMG Golf as televised throughout Europe, as well as one-time events including the FEI World Cup Horse Jumping event seen in the Netherlands.

         In September 2001, we acquired Publicidad, which is marketing the L-VIS System throughout Mexico, Central and South American and the Spanish-speaking markets in the Caribbean basin. The L-VIS System has been used by the clients of Publicidad to place insertions into broadcasts of more than 600 soccer matches, plus tennis matches, bullfights and entertainment programming including concerts.

         In December 2000, we entered into an exclusive licensing agreement with Virtual Media Lab, Inc., a subsidiary of Cybersmart, a multimedia software development company based in Korea. Under the terms of our agreement we will receive annual royalties from Virtual Media Lab, Inc. based on their use of the L-VIS System in Korea, as well as license and equipment fees. Virtual Media Lab intends to use our patented proprietary technology in applications for sports, entertainment and production enhancements for Korean broadcasters.

         In July 2001, we signed a non-binding letter of intent to establish a joint venture with

Pineapplehead Ltd of Australia, a leader in providing innovative graphical enhancements to the sports television business, covering numerous sports including cricket, rugby and golf. Under the terms of the letter of intent, Pineapplehead will become our exclusive licensee in Australia and New Zealand. We are currently working on the terms of a definitive agreement.

         See Note 17 of Notes to Consolidated Financial Statements for additional industry segment, geographical and customer information.

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

PRODUCT DEVELOPMENT

         The L-VIS(TM) System is designed using a Flex-Card hardware platform. This platform is more powerful than previous platforms and allows for software re-configuration. We have designed the Flex-Card L-VIS(TM) System to provide multiple insertion capability, multiple camera capability and an expanded zoom range, and we have created a simplified graphical user interface. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Development", regarding the costs associated with our product development in each of the last two fiscal years.

         We are continuing to improve existing software for use of the L-VIS System during the broadcast of football, baseball, basketball and soccer games, as well as golf and motor sports. Further, we are developing software to permit the use of our L-VIS System during the broadcast of hockey games and other sports. We have also made the L-VIS System available for use with other events such as award shows, news programming, pay-per-view boxing and concerts. We intend to continue our development of our iPoint product as we believe there may be important applications of our technology as it relates to entertainment and sports programs when viewed with interactive television and/or the Internet.

         The L-VIS System can still only be used for some programs under certain circumstances. During live events, we must have the cooperation of the broadcaster to obtain acceptable results. In the past, the L-VIS System has been operated mainly by our personnel, but, increasingly is operated by operators trained by us. We are working to develop additional software and hardware and train personnel to achieve a more user-friendly product with wider potential use.

COMPETITION

         PVI knows four other companies that have developed or are trying to develop processes and equipment to pursue an advertising business similar to our own. These organizations are Symah Vision-SA ("Symah"), Orad Hi Tech Systems Ltd. ("Orad"), SciDel Technologies Ltd. ("SciDel") and Sportvision, Inc. ("Sportvision").

         Symah is owned by the LaGardere Group, which controls Matra-Hachette, a large French defense and publishing company. Symah has demonstrated its system publicly and is actively marketing its system in Europe. We believe that Symah's system has been used in Europe during the broadcast of over 300 sporting events.

         Orad was founded in 1993 as part of the ORMAT Group, an Israeli company originally established to create alternative energy power stations. Orad's primary business is selling virtual sets and are responsible for the worldwide marketing of their virtual advertising system, "ImADgine".

         SciDel is a subsidiary of Scitex, a large Israeli corporation that provides services in the electronic imaging area primarily for the printing and publishing industries.

         Both the Orad and SciDel systems have been used during some live commercial broadcasts. We believe each of these competitors has one or more patents or patent applications relating to real-time video insertion. We believe that the SciDel system violates one of our basic patents, and in June 1999, filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli Company, Scidel Technologies Ltd. Scidel has responded by denying the charges and claiming that our patents are invalid. Although we believe that use of the L-VIS System does not infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against us. (See
Item 3 Legal Proceedings).

         Sportvision is using technology similar to our own for inserting viewer enhancements, such as a first down line in football, into live television broadcasts. As far as we know, Sportvision has not yet been active in the advertising part of the business. In October 1999, Sportvision and Fox Sports Productions filed suit in U.S. District Court in San Jose, California against PVI claiming that the use of our products infringes a recently issued patent (U.S. No. 5,917,553) which is licensed to Sportvision. Not only do we deny infringement, but we believe the patent licensed to Sportvision is invalid and is based on an invention actually conceived and made by PVI. (See Item 3 Legal Proceedings).

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

         In addition to the products of these competitors, the L-VIS(TM) System will compete with advertisers' use of traditional 30-second advertising spots, which remain the standard in the television advertising industry, and traditional signage and sponsorship programs. Our revenues will be partially dependent upon television sports advertisers allocating a portion of their advertising budgets to use the L-VIS System. There can be no assurance that advertisers will allocate their advertising expenses in the manner currently anticipated by us. Existing advertisers may be reluctant to use a new technology. Advertisers' may not believe that their sales will increase as a result of the use of our technology. The competition is likely to be more intense where we are competing for television advertising and sponsorship dollars that are currently spent on traditional media, such as 30-second spots or scrolling billboards. We need the cooperation of the sponsorship advertising sales departments of team owners, other rights holders and broadcasters. We rely on these entities for the sale of our products to advertisers, buy they may have incentives to sell alternative advertising or sponsorship inventory rather than our services. The reluctance by advertisers and sales forces to embrace our technology and assist in the sale of virtual advertising could have a material adverse effect on our business, financial condition and results of operations by stifling the potential growth of our business.

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

         During the 2001 MLB season, 26 MLB teams had scrolling billboards located behind home plate. The existence of these scrolling billboards and other advertising behind home plate currently limits the marketability of the L-VIS System in baseball. We believe that one manufacturer of scrolling billboards used in stadiums has included restraints in its contracts that inhibit or prohibit the use of video insertion technology in television broadcasts. Other agreements among advertisers, sponsors, syndicators, promoters, broadcasters and cable operators may include similar provisions. These restrictions may have a material adverse effect on our business, financial condition and results of operations by reducing the number of potential users of the L-VIS(TM) System.

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

         With regard to placing images in syndicated and first run television programs, we have generated revenue through agreements with the program rights holders and distributors to place advertising logos or products within the programs themselves, prior to distribution. Advertising imbedded in the program may create conflicts with the broadcasters of the programs as it may compete with traditional 30-second spot advertising sold by the broadcasters. This in turn may affect our ability to develop a more robust business in this area.

         In the case of program enhancements, we are making available to the broadcasters a series of enhancements which the broadcaster can use to increase the audience appeal of its programs. We typically get a negotiated fixed fee for each use by the broadcaster of such enhancements. There is no assurance that the enhancements which we have developed or may develop in the future will be of sufficient value to the broadcasters to make this a viable business segment for us. Furthermore, competitors may drive down the fees to levels where we cannot cover the costs of providing the enhancement services.

         Our development of products related to the Internet and potential interactive television business is an area where a large number of creative new companies and existing well financed companies have a significant interest. PVI believes that its intellectual property offers an opportunity to participate effectively in these new businesses. Under our joint collaboration and license agreement reached with Cablevision Systems Corporation, we will work to develop, market and deploy innovative digital technological applications across the full range of Cablevision's media, sports and entertainment properties. Our ability to play a meaningful role will depend, in part, on our forming and maintaining appropriate relationships with existing industry players, including Cablevision Systems Corporation. There is no assurance that our potential products will be embraced by the industry or that we can utilize and develop the relationships we have within the sports and media industries to create a successful business.

MANUFACTURING AND SUPPLY

         We have built 44 L-VIS(TM) System units (each, an "L-VIS Unit"), of which approximately 25 are being used from time-to-time by customers, potential customers or foreign marketing partners. An L-VIS Unit consists of standard electronic equipment racks, containing both standard purchased components and our proprietary circuit boards, assembled and tested by our own personnel.

REGULATIONS

         We do not believe that any federal or state regulations currently directly relate to or restrict the use of the L-VIS System. There are existing regulations imposed on broadcasters, which may require disclosure that the L-VIS System is being used in a particular broadcast. In addition, there can be no assurance that there will not be any regulations or restrictions in the future, which either directly, or indirectly through broadcaster regulations, adversely affect the use of the L-VIS System. Further, there can be no assurance that regulatory agencies in foreign jurisdictions have not adopted, or will not adopt in the future, regulations or restrictions affecting the use of the L-VIS System. If adopted, such regulations or restrictions might reduce or eliminate the market for our products in any country where these regulations or restrictions are adopted. This could have a material impact on our ability to expand into both domestic and international markets if it prevents us from providing our services in a particular sport, broadcaster or entertainment market.

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

         To date, we have filed counterpart patent applications for the seven issued U.S. patents in the European Patent Office and in various non-European countries around the world where it expects to do business. A number of new patent applications are pending in various countries, including the United States, and several more patent applications are in preparation. It is possible that these pending patents will not issue. Any patents issued to us or our licensees in a foreign country may provide less protection than provided in the United States.

         We believe our patents will be important in our future business dealings, since we believe that any system that is able to deliver the technical capabilities of the L-VIS System will depend on image processing technology that will, therefore, fall within the scope of PVI's issued patents.

         The validity and/or breadth of PVI's owned and licensed patents generally may be tested in post-allowance court proceedings. (see Competition above). While there are two court proceedings presently underway relating to PVI's patent property, there has been no completed court test of any of the issued patents, the allowed patents or any of the pending applications or foreign counterparts PVI. We are aware of other companies that have patents or patent applications in the field of electronic video insertion technology. As is the case with Sportvision, these companies or others may claim that we infringe the patents or rights of such third parties, or these third parties may infringe our patents as we believe is the case with SciDel. In either event, litigation involves complex legal and factual issues, and the outcome, consequently, is highly uncertain. Furthermore, any patent litigation entails considerable cost to PVI, which could divert resources that otherwise could be used for its operations and might be resolved in a manner that is unfavorable to us. No assurance can be given that PVI or its licensors will be successful in enforcing its rights, or that our products or processes do not or will not infringe the patent or intellectual property rights of a third party. An adverse outcome in the defense of any patent infringement action could subject PVI to significant liabilities to third parties, require PVI to license disputed technology from third parties, if possible, force PVI to try to redesign its products or practices, or require PVI to cease selling its products. In the event our owned or licensed patents were successfully challenged in court, our business, financial condition and results of operations would be materially adversely affected by limiting our ability to do business.

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

         Although we do not believe that the use of the L-VIS System infringes the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against us. In October 1999, Sportvision and Fox Sports Productions filed suit in U.S. District Court in San Jose, California against PVI claiming that the use of our products infringes a recently issued patent (U.S. No. 5,917,553) which is licensed to Sportvision. Not only do we deny infringement, but we believe the patent licensed to Sportvision is invalid and is based on an invention actually conceived and made by PVI. In addition, GDM, a Spanish media company that licensed the L-VIS System for use in broadcasts in Spain and Portugal during a trial period which ended December 1996, received a letter from a Symah affiliate asserting that use of the L-VIS System in Spain would infringe one of Symah's patents. Although PVI and GDM were advised that use of the L-VIS System would not infringe Symah's patent, there can be no assurance that Symah will not assert infringement claims against PVI or its European licensees in the future or against PVI in the United States for infringement of the U.S. counterpart (U.S. Patent 5,353,392) of Symah's patent. We believe that the L-VIS System does not infringe U.S. Patent 5,353,392 and infringement of this patent has not been asserted against us. (See
Item 3 Legal Proceedings).

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

         Our patents may be challenged in court proceedings. There has been no completed court test of our patents or patent applications. We are aware of other companies that have patents or patent applications relating to video insertion technology. Other companies may claim that we infringe their patents or rights. These companies may infringe our patents. Patent litigation involves complex legal and factual issues. The outcome of such actions is highly uncertain. In addition, patent litigation involves considerable costs. We cannot assure you that we do not or will not infringe the patent or intellectual property rights of another company. If we lose a patent infringement action, we may be required to pay a significant amount of money or to stop selling our products. We may also need to license disputed technology from another company, if possible. If our patents are successfully challenged, our business, financial condition and the results of our operations will be adversely affected.

         If the L-VIS System were found to infringe any third party patent, we might be required to modify the L-VIS System or enter into an arrangement to license such patent, if possible. There can be no assurance that we would be able, under such circumstance, to modify the L-VIS System or enter into a license arrangement. We also rely in large part on unpatented trade secrets, improvements and proprietary technology. We require our employees and some third parties to enter into confidentiality agreements. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop similar technology, gain access to our technology, reverse engineer or patent technologies that are substantially equivalent or superior to our technologies. We also use copyright, trademark and trade secret protection. These steps may not protect our trade secrets, know-how or other proprietary information.

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

         During the term of the exclusive license for television advertising and television sports applications, we are obligated to pay Sarnoff royalties based upon a percentage of our gross revenues. During the first several years of the agreement, all royalties were accrued as earned. Payments for all accrued royalties through December 31, 1998 became due in January 1999 and were paid in full by December 1999. Commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. For the calendar years 1999 and 2000 and the first quarter of 2001, we had the option of paying these minimum royalties in cash or with PVI stock at its last issue price and, accordingly, elected to issue stock for all royalties due for the years ended December 31, 1999 and 2000 and the quarter ended March 31, 2001. Royalties earned subsequent to March 31, 2001 are required to be paid in cash.

         General Electric Company. General Electric Company ("GE") granted PVI a five-year non-exclusive, worldwide license relating to all GE patents on equipment for electronic recognition of selected landmarks; altering images in television programs for advertising purposes; or any purpose in television programs the principal focus of which is sports, as of July 1996. Under the terms of the license agreement, we are required to pay royalties to GE based upon our gross revenues. We are currently evaluating the options available to us regarding renewal of this agreement.

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

         C-TRAK(TM) is a trademark of PVI. We have filed a U.S. trademark registration application for C-TRAK, the mark under which we are marketing our electronic imaging system in which a part of the picture or image in a prerecorded or live video signal is scanned, digitized, stored and tracked to thereby maintain the position of one or more inserted images relative to other parts of the main picture or image. We have filed a Statement of Use with respect to the C-TRAK mark on July 5, 2001 and it was accepted by the U.S. Patent and Trademark Office on September 7, 2001. We believe the trademark registration will issue shortly.

         COPYRIGHT AND TRADE SECRET

         PVI relies upon copyright and trade secret protection to maintain the proprietary nature of the computer software it develops that is not patented. These steps may not protect our trade secrets, know how or other proprietary information.

EMPLOYEES

         As of September 18, 2001, we had 64 full-time employees, 29 of whom were engaged in, or directly supported, PVI's hardware and software research, development and product engineering activities, 13 of whom assemble and operate L-VIS Systems, 12 of whom were engaged in marketing activities and 10 of whom were engaged in administrative activities. In addition, we utilize part-time and seasonal employees as well as outside contractors and consultants as needed. None of our employees are represented by a labor union, and we believe our relations with our employees are good. Our success depends on our ability to attract and retain qualified financial, technical, marketing and other management personnel for which we face competition.

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

         -        Samuel A. McCleery, our Vice President, Business Development;

         - Lawrence L. Epstein, our Vice President of Finance, Chief Financial Officer and Treasurer;

         -        Howard J. Kennedy, our Vice President of Convergence, and

         -        Gene Dwyer, our Vice President, Chief Technology Officer.

         If one or more of these individuals leaves us, our ability to conduct operations may be materially and negatively affected. We face competition for these personnel. We have employment agreements with Messrs. Williams, Wilkinson, McCleery and Epstein. Although our employees sign confidentiality and non-competition agreements, our key personnel might leave us and work for a competitor. We also rely on consultants to assist us in research and development strategy. Our consultants are employed by third parties and may have commitments to others that may limit their availability. We are currently renegotiating the contracts of all key personnel.

         Currently, each of our employees is required to execute an agreement pursuant to which he or she assigns to PVI all patent rights and technical or other information which pertain to PVI's business and are developed by the employee during his or her employment with PVI, and agrees not to disclose any trade secret or confidential information without the prior consent of PVI.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently lease 21,000 square feet of office space in two neighboring buildings in Lawrenceville, New Jersey. The Lawrenceville facility is our main operations center, including product, hardware and software design, manufacturing and product assembly, product test and documentation, post production and graphics, customer training and customer technical support. The leases in Lawrenceville expire in September 2002. We are currently leasing temporary office space in New York City in anticipation of moving to more permanent facilities for our marketing personnel. In addition, we currently lease 9,300 square feet of office space in Brussels, Belgium. This office is the main operations center of PVI Europe.

ITEM 3.  LEGAL PROCEEDINGS.

         In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of US Patent 5,917,553, licensed to Sportvision, Inc. We believe that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. and Fox Sports Productions, Inc. ("Fox") filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed US Patent 5,917,553. Sportvision and Fox are seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent. Subsequent to their original filing, Sportvision and Fox filed a motion for a Preliminary Injunction, which was heard on September 22, 2000. Subsequent to the hearing, the case was stayed for a period of nine months. On July 3, 2001, plaintiffs withdrew their motion for a preliminary injunction. On July 19, 2001, plaintiffs filed a motion for leave to amend to add claims for infringement of U.S. Patent Nos. 6,141,060 and 6,229,550. We are vigorously contesting plaintiffs' claims. On August 28, 2001, we filed a counterclaim alleging that Sportvision is infringing our U.S. Patent No. 5,264,933, and seeking injunctive relief and compensation including damages. Discovery is ongoing. A trial date is currently set for June 2, 2003.

         In June 1999 we filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli company, Scidel Technologies Ltd. We contend that Scidel's video imaging system for electronically inserting advertising into live television broadcasts infringes on PVI's U.S. Patent No. 5,264,933. We are seeking a permanent injunction prohibiting infringement of our patent. The case was tried in late February 2001 and final briefing was completed in April. A decision is not expected for several months.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         (a) Our common stock trades on the Nasdaq National Market under the symbol "PVII." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

Period                                                   High            Low
               1999 3rd Quarter.................      $  6-31/32     $  3-1/16
                    4th Quarter.................         9              4-3/4

               2000 1st Quarter.................      $ 14-1/2          7
                    2nd Quarter.................         8              3-7/8
                    3rd Quarter.................         6-3/8          4-1/32
                    4th Quarter.................         5-1/32         1-1/4

               2001 1st Quarter.................         6-15/32        1-7/16
                    2nd Quarter.................         5-15/64        3-3/32

         As of September 18, 2001, there were 358 holders of record of our common stock, with beneficial shareholders in excess of 400. On September 18, 2001, the last sale price reported on the NASDAQ National Market for the common stock was $3.30 per share. The market prices of equity securities of technology companies, such as PVI, have experienced substantial price volatility in recent years for reasons both related and unrelated to the individual performance of specific companies. Future sales of restricted securities (as defined under Rule 144 of the Securities Act of

1933 as amended), common stock under PVI's Stock Option Plan, and outstanding warrants, in the public market could adversely affect the stock price and our ability to raise funds in new stock offerings. To date, the trading volume of our common stock has remained relatively small. As a result, shareholders may experience difficulty selling or otherwise disposing of shares of common stock at favorable prices, or at all.

         The continued listing of our common stock on the Nasdaq National Market System ("NMS") will be conditioned upon our meeting certain asset, stock price and other criteria set forth by such quotation system. Effective June 20, 2001, the SEC approved certain changes the NMS made to its quantitative listing standards. Among other things, the NMS changed the minimum $4,000,000 net tangible assets requirement to $10,000,000 in stockholders' equity. Although we have until November 1, 2002 to achieve compliance with this minimum equity standard, we do not currently satisfy this standard. If we fail to meet any listing criteria, our common stock may be delisted from quotation on such system. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing.

         Companies with low price stocks are governed by additional federal and state regulatory requirements and could lose an effective trading market for their stock. For instance, if our common stock is delisted from the NMS and the trading price of our common stock is less than $5.00 per share, our common stock could be governed by Rule 15g-9 under the Securities Exchange Act of 1934. This rule requires that broker-dealers satisfy special sales practice requirements before any transaction, including suitability determinations and receiving any purchaser's written consent. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock. This would reduce the liquidity of our common stock. If these rules become applicable to our common stock they could have a material adverse effect on the trading market for our common stock. In addition, our common stock could be deemed "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990. If this occurs, additional disclosure will be required if you wish to make a trade in our common stock. The disclosure includes the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. These requirements could severely limit the liquidity of our common stock and the ability of purchasers to sell their shares of our common stock in the secondary market.

         We have neither paid nor declared any dividends on our common stock since our inception. We expect to retain all earnings, if any, generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by our Board of Directors. Furthermore, pursuant to our Certificate of Incorporation, we are prohibited from paying any dividends on the common stock until all accumulated dividends in respect of the Series A preferred stock and Series B preferred stock have been paid. As of June 30, 2001, the accrued dividends with respect to the shares of Series A preferred stock and Series B preferred stock totaled $26,084 and $28,868, respectively.

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

         In July 2000, we offered all shareholders of the Series A preferred stock and Series B preferred stock the opportunity to exchange their shares of preferred stock for shares of our common stock. The transaction closed on August 17, 2000. Of the 67,600 shares of Series A Preferred which were outstanding at the date of the offer, 56,237 shares were exchanged for 70,256 shares of common stock. Of the 86,041 shares of Series B Preferred which were outstanding at the date of the offer, 73,207 shares were exchanged for 97,313 shares of common stock. See Note 14 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         We have selected the following data derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                                                                             Fiscal Year Ended June 30,
                                                         2001             2000             1999             1998             1997
                                                 ----------------------------------------------------------------------------------
Statement of Operations Data:
     Total revenue                               $  4,663,677     $  3,045,899     $  1,222,213     $    696,012     $    211,634

     Total costs and expenses                    $ 17,374,610     $ 16,793,462     $ 11,852,061     $  8,828,106     $  6,026,383

Operating loss                                   $(12,710,933)    $(13,747,563)    $(10,629,848)    $ (8,132,094)    $ (5,814,749)
Interest expense                                 $         --     $         --     $         --     $ (1,814,178)    $         --
Interest and other income                        $    555,316     $    681,185     $    975,850     $    861,948     $     84,088

Net loss applicable to common stock              $(11,692,364)    $(12,488,758)    $ (9,698,048)    $ (9,128,374)    $ (5,774,711)

Basic and diluted net loss per share             $      (1.09)    $      (1.33)    $      (1.18)    $      (1.55)    $      (2.18)

Weighted average number of shares
     - basic and diluted                           10,731,634        9,374,317        8,186,207        5,890,530        2,287,884

Balance Sheet Data:
Cash and cash equivalents                        $  2,672,228     $  8,388,148     $ 12,494,373     $ 21,552,627     $    775,693
Accounts receivable                              $  1,308,486     $    829,329     $    378,652     $    193,262     $     86,993
Property and equipment, net                      $  2,995,688     $  3,685,068     $  3,806,718     $  2,547,484     $  1,266,806
Intangible assets, net                           $    555,857     $    587,486     $    547,546     $    493,236     $    388,754
Total assets                                     $ 11,295,407     $ 15,724,808     $ 18,891,118     $ 25,426,365     $  2,761,216

Redeemable preferred stock                       $    170,255     $  1,035,767     $    991,655     $    947,605     $    903,555
Minority interest                                $     94,279     $    311,583     $         --     $         --     $         --
Total stockholders' (deficit)/equity             $  3,389,812     $  9,273,396     $ 12,143,330     $ 22,034,347     $ (1,004,951)

Other Data:
Capital expenditures                             $  1,169,580     $  1,495,146     $  2,513,898     $  2,093,702     $    523,221

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.

OVERVIEW

         Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of June 30, 2001 and 2000, we had an accumulated deficit of approximately $62,405,000 and $50,725,000, respectively. This deficit is the result of research and development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(TM) System") and iPoint, an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media services company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

         We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the speed of the pitch in baseball, the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under a joint collaboration and license agreement we entered into with Cablevision Systems Corporation on September 20, 2001, we intend to work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution. In order to increase our revenue generating user base and to expand into domestic and international markets, we are marketing our systems on a worldwide basis through licensing and royalty agreements and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe") and our recently acquired wholly-owned subsidiary, Publicidad Virtual, S.A. de C.V. ("Publicidad").

         Our sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. While purchases of advertising will typically be done through the rights holder or the broadcaster, we hope to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers as well as third party licensees. Therefore, we expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of our control. Such factors may include contractual restrictions on the use of video insertion technology, adverse publicity and news coverage and the inability of third party sales forces to sell L-VIS(TM) System advertising.

         We expect to continue generating revenue from ads sold by rights holders that use the L-VIS

System. These revenues are expected to be shared with the rights holders. Accordingly, in order to generate revenues from the use of the L-VIS System, we will need to enter into agreements with rights holders. The agreements can take various forms, including revenue sharing agreements under which we receive a percentage of the fee paid by the advertisers and contractual arrangements whereby we receive an agreed upon fee for our services. We realize revenues when the respective advertisement is inserted into a television broadcast. Due to the seasonal nature of sporting events, the revenue generated from the insertion of advertising or program enhancements in sports programming will fluctuate seasonally. This seasonality is moderated by the multi-sport capabilities of the L-VIS System and its increasing use in entertainment and other non-sports related programming.

         In addition to the revenue arising from advertising and contractual arrangements, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and we share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, we receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license. These license fees are recognized as revenue when all related commitments have been satisfied.

         A third revenue source is fees paid for the services provided by the L-VIS System which support the electronic insertion of visual aids in live sports and entertainment programming, such as a virtual first-down line in football games, and the use of logo and name branding during live weekday news programming. We also offer an advanced post-production product whereby the L-VIS(TM) System technology can place products or logos within existing, pre-recorded television programs, movie scenes or live television broadcasts. We realize these revenues when earned, which is when the enhancement or visual aid is inserted into a live or pre-recorded television broadcast.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2001 AND FISCAL YEAR ENDED
JUNE 30, 2000

         REVENUES. Revenues are earned from both advertisers' use of the L-VIS System and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 53% to $4,663,677 for the fiscal year ended June 30, 2001 ("Fiscal 2001") from $3,045,899 for the fiscal year ended June 30, 2000 ("Fiscal 2000".) Advertising and contract revenue increased 49% to $2,242,236 in Fiscal 2001 from $1,508,664 in Fiscal 2000 primarily as a result of the increased use of our L-VIS System by ESPN during the broadcast of Sunday Night Baseball games during the 2000 and 2001 MLB season, by CBS Sports for the insertion of the virtual first down line in the national broadcast of 2000-2001 NFL regular and post-season games and by the Indy Racing League ("IRL") throughout their 2001 season. Also contributing to the increase was the initial use of the L-VIS System by CBS on their NFL Today pre-game show for the 2000-2001 season, and by the National Basketball Association in the international broadcast of the 2000-2001 season finals. Advertising and contract revenues increased by approximately $370,000 from football broadcasts, $130,000 from auto racing broadcasts and $100,000 each, from baseball broadcasts and from basketball and post-production activities. Royalties and license fees increased 58% to $2,421,441 in Fiscal 2001 from $1,537,235 in Fiscal 2000. Of this total, royalties and license fees attributable to Publicidad totaled $2,142,927 and $1,090,485 in Fiscal 2001 and 2000, respectively, an increase of approximately $1.1 million year over year. This increase was partially offset by a decrease of approximately $200,000 in license fees received from Sasani, a former South African licensee.

         SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses decreased 15% to $3,508,917 in Fiscal 2001 from $4,127,494 in Fiscal 2000 primarily as a result of a reduction of approximately $800,000 in fees we are being charged to obtain certain international broadcast and programming rights. In addition, during Fiscal 2000, approximately $300,000 in non-cash compensation charges were incurred in relation to the issuance of options for consulting services associated with promoting the use of PVI's technology in soccer and the television production community. These reductions were partially offset by an increase in commission expense due to higher revenues, and increased personnel and overhead expenses incurred largely as a result of opening our PVI Europe facility.

         PRODUCT DEVELOPMENT COSTS. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the internet and interactive television. Total product development costs increased 1% to $2,821,564 in Fiscal 2001 from $2,802,249 in Fiscal 2000 primarily due to the costs associated with the use of an outside software development consultant and a shift in the allocation of personnel related to the development of our iPoint software product, a streaming media product which will allow television viewers to interact with live or recorded video programming delivered to the home via the Internet or interactive television.

         FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of the L-VIS Systems in the field. Total field operations and support expenses decreased 4% to $5,420,065 in Fiscal 2001 from $5,641,355 in Fiscal 2000. This decrease was primarily the result of our implementation of cost controls, savings incurred by reduced shipping expenses and shorter on-site setup time required since the purchase of our mobile production trucks and a reduction in the number of additional L-VIS Systems being built when all mobile production trucks became fully operational. In addition, non-cash compensation expense recorded for the issuance of common stock as payment for license fees decreased by $120,000 in Fiscal 2001 due to the lower market price of our common stock on the dates of stock issuance. These costs were partially offset by an increase of approximately $100,000 for costs associated with the increased use of the L-VIS System for both golf and soccer demos as well as by the IRL and ESPN during their 2000-2001 auto racing and Sunday Night Baseball seasons, respectively.

         GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 33% to $5,624,064 in Fiscal 2001 from $4,222,364 in Fiscal 2000 due to an increase of approximately $500,000 in legal fees paid to defend and protect our patent portfolio. Other factors contributing to the increase included approximately $307,000 in non-cash compensation charges incurred as a result of repricing stock options issued to our employees and board of directors, approximately $240,000 in increased investor relations activity supporting our efforts to provide current information to the investment community and an increase of $120,000 in withholding tax payable on international license and royalty revenue resulting from increased sales.

         INTEREST AND OTHER INCOME. Interest and other income decreased 18% to $555,316 in Fiscal 2001 from $681,185 in Fiscal 2000 primarily as a result of lower cash reserves available for investment. This decrease was partially offset by the recording of approximately $250,000 in interest income as a result of the repayment of non-recourse related party loans. Due to the uncertainty of the collectibility of these non-recourse notes receivable, we did not record interest income on the transaction until it was settled in March 2001.

         TAX BENEFIT. The total tax benefit decreased 38% to $371,999 in Fiscal 2001 from $596,998 in Fiscal 2000. The tax benefit for both years was received from the sale of a portion of our state net operating loss and research and development tax credits. The sale was made under a plan developed by the State of New Jersey Economic Development Authority and the amount received is a function of the total dollars available under the plan and the number of companies applying for the tax benefit

         LOSSES FROM EQUITY INVESTMENT. Losses from equity investments increased to $114,243 in Fiscal 2001 from $0 in Fiscal 2000 as a result of our investment in the Revolution Company, LLC which began operations in January 2001. The loss of $114,243 represents our 25% share of total net losses.

         MINORITY INTEREST. Total minority interest increased to $217,298 in Fiscal 2001 from $24,734 in Fiscal 2000 as a result of concluding a full year of operations by PVI Europe which was formed in June 2000.

         NET LOSS. As a result of the foregoing factors, our net loss decreased 6% to $11,680,563 in Fiscal 2001 from $12,444,646 in Fiscal 2000.

         OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting and thereby have been marked to market at June 30, 2001. A charge to earnings in the amount of $309,087 was recorded, as the closing price of the stock on June 30, 2001 was greater than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

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

Royalties and license fees increased 191% to $1,537,235 from $527,685 in fiscal 1999 as a result of a significant increase in royalties received from Publicidad due to the restructuring of our license agreement which was then in effect with Publicidad. In addition, the use by Canwest Global Communications of the L-VIS technology in Canadian television broadcasts and by Sasani Limited in South Africa contributed to the increase.

         SALES AND MARKETING. Total sales and marketing expenses increased 62% to $4,127,494 in Fiscal 2000 from $2,545,738 in Fiscal 1999. This increase resulted from several factors including non-cash compensation charges of approximately $325,000 incurred in relation to the issuance of options for marketing consulting services, and increase of $400,000 for license fees paid to obtain certain international broadcast and programming rights, an increase of approximately $400,000 for marketing personnel and related overhead in supporting our continued focus on the sales and marketing of the L-VIS System, and approximately $150,000 spent on increased trade show activity. During Fiscal 2000 we also instituted a commission program for sales and marketing executives and recorded related expenses of approximately $130,000.

         PRODUCT DEVELOPMENT. Total product development expenses increased 86% in Fiscal 2000 to $2,802,249 from $1,508,875 in Fiscal 1999 due primarily to a shift in the allocation of new and existing engineering and management personnel and related overhead to deployment of new applications of our core technology, including our post production product for use in entertainment programming. Also contributing to the increase were the costs associated with the ongoing development of our iPoint product which will allow television viewers to interact with live or recorded video programming delivered to the home via the Internet or interactive television. Depreciation expense increased due to additional L-VIS Systems being used to support in-house development projects.

         FIELD OPERATIONS AND SUPPORT. Field operations and support expenses increased 27% in Fiscal 2000 to $5,641,355 from $4,431,759 in Fiscal 1999 as a result of several principal factors. Depreciation expense increased significantly as a result of the manufacture of additional L-VIS Systems and our purchase of several mobile production trucks. The costs associated with program enhancement services we provided for the live television broadcast of the CBS Early Show as well as for the broadcast of the Indy Racing League 2000 auto racing series, were also significant components of the increased expenses in Fiscal 2000 over Fiscal 1999. Other cost increases resulted from increased activity in Europe and our use of the L-VIS System in the ABC broadcast of the Rose Bowl in January 2000.

         GENERAL AND ADMINISTRATIVE. Total general and administrative costs increased 25% in Fiscal 2000 to $4,222,364 from $3,365,689 in Fiscal 1999 primarily as a result of the increased legal fees we are paying to increase our patent portfolio and protect our patent property. In addition, we incurred non-recurring legal, accounting and incorporation fees during the process of forming PVI Europe, and continued to increase our investor relations activity relating to our continuing effort to increase investor awareness of the L-VIS System technology.

         INTEREST AND OTHER INCOME. Interest and other income decreased 28% to $705,919 for Fiscal 2000 from $975,850 for Fiscal 1999 as a result of the lower cash balances we had available for investment.

         TAX BENEFIT. The tax benefit increased to $596,998 from $0 for Fiscal 2000 and 1999, respectively, as a result of the sale of a portion of our state net operating loss and research and development tax credits. The sale was made under a plan developed by the New Jersey Economic Development Authority in the latter part of 1999 and was not available during the year ended June 30, 1999.

         NET LOSS. As a result of the foregoing factors, our net loss increased 29% to $12,444,646 for Fiscal 2000 from $9,653,998 for Fiscal 1999.

SEGMENT REPORTING

We operate on a worldwide basis in only one industry segment, real-time video imaging. Our total revenues increased dramatically between fiscal 1999 and 2001 as a result of increased license and royalty fees received from our recently acquired Mexican subsidiary, Publicidad.

License and royalty revenue increased 142% to $1,090,484 in Fiscal 2000 from $450,185 in Fiscal 1999 and an additional 97% to $2,142,927 in Fiscal 2001 over Fiscal 2000. These increases were principally the result of more favorable royalty rates negotiated with Publicidad allowing us to receive a share in their total revenues.. A second contributing factor was an increase in revenues paid to Publicidad by Televisa, S.A. de C.V., Mexico's largest broadcaster, for their use of the L-VIS system in soccer and entertainment programming.

License and royalty fees from other geographic locations decreased from $446,741 in Fiscal 2000 to $102,468 in Fiscal 2001 as a result of the termination of a license agreement with our South African licensee, Sasani Limited in June 2000. This decrease was partially offset by the inclusion of revenues from PVI Europe of approximately $72,000 during their first year of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS Systems, and operating expenses relating to our field operations and sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia en Medios, S.A. de C.V. in consideration of the license we granted to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) the investment in PVI and the prepayment of license fees by PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation (the "Cablevision transaction"),
(vi) revenues and license fees relating to use of the L-VIS System, (vii) investment income earned on cash balances and short term investments, and (viii) the sale of a portion of our state net operating loss and research and development tax credits.

         As of June 30, 2001, we had cash and cash equivalents of $2,672,228, a decrease of 5,715,920 from the balance at June 30, 2000. Net cash used in operating activities decreased 16% to $7,860,263 in Fiscal 2001 from $9,307,098 in Fiscal 2000 as a result of several important factors. The primary cause was the inflow of cash from PVI Holding, LLC for prepaid royalties, net of a deferred revenue credit, in the amount of $1,362,822. A second significant factor was the increase in unearned revenue of approximately $300,000 representing license and equipment fees received at the inception of our license agreement with Virtual Media Lab, a Korean marketing and software company.

         Net cash used in investing activities increased 2% to $3,414,998 for the year ended June 30, 2001 from $3,353,746 during the prior year period as a result of several factors. Fees paid to obtain certain international broadcast and programming rights decreased by $600,000 and purchases of property and equipment fell by approximately $300,000 during Fiscal 2001 from Fiscal 2000. This reduction was partially offset by our initial investment of $850,000 in the Revolution Company LLC as described in Note 7 to the consolidated financial statements.

         Net cash proceeds from financing activities decreased 35% to $5,568,946 in Fiscal 2001 from $8,554,619 in Fiscal 2000. The cash provided during Fiscal 2000 was primarily the result of the receipt of net proceeds of approximately $8.2 million from a private equity offering of our common stock. The cash provided during Fiscal 2001 was primarily from the net proceeds of approximately $6.1 million from PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation, representing an investment in our common stock.

         We believe that the $7,500,000 we received in February 2001 from the first closing of the Cablevision transaction and the additional proceeds of approximately $10,000,000 from the second closing of the Cablevision transaction, (See Note 4 of Notes to Consolidated Financial Statements for a complete description of this transaction) together with our existing available cash, cash equivalents, short-term borrowings and short-term investments will be sufficient to meet our operating and capital needs through June 30, 2002. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen our existing relationships with rights holders, broadcasters and advertisers.

         There is no assurance that we will generate sufficient cash flow from operations to liquidate our liabilities as they become due. Accordingly, we may require additional funds to meet planned obligations through June 30, 2002 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings and the potential sale of marketable securities held for sale. In the event we are unable to liquidate our liabilities, planned operations may be scaled back. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to expand our business or meet our operating needs. (See Note 2 - Liquidity). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

OTHER

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SEC delayed the effective date of this SAB in June 2000, and we adopted SAB No. 101 during our fiscal quarter ended December 31, 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and did not have a material impact on our results of operations or financial position.

         In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation
- an Interpretation of APB Opinion No. 25". We adopted FIN 44 during the quarter ended September 30, 2000. As a result of our offer to reprice certain existing options, as described in Note 15, we recorded a non-cash compensation charge in the amount of $309,087 during the fiscal year ended June 30, 2001. This repricing offer could continue to have a material adverse effect on our financial position or the results of our operations in the future as these options will need to be adjusted to fair value, with the resulting gain or loss recorded in the statement of operations, until the options are exercised, forfeited or expire unexercised.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We will use this statement to account for the Publicidad transaction upon closing in the first quarter of 2002.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. In addition, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. We plan to early adopt this statement in our first quarter of 2002.

         CHANGES IN NASDAQ LISTING STANDARDS. Our common stock is quoted on the Nasdaq National Market System. The continued listing of our common stock is conditioned upon our meeting certain asset, stock price and other criteria. Effective June 29, 2001, the SEC approved certain changes the NMS made to its quantitative listing standards. Among other things, the NMS changed the minimum $4,000,000 net tangible assets requirement to $10,000,000 in stockholders' equity. Although we have until November 1, 2002 to achieve compliance with this minimum equity standard, we do not currently satisfy this standard. If we fail any listing criteria, our common stock may be delisted. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may also diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing at a price that is reasonable.

         NET OPERATING LOSS CARRYFORWARDS. As of June 30, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $47,187,000 which expire in the years 2006 through 2021.

         Based upon the initial public offering of our common stock in December 1997, we have undergone an additional "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under
Section 382 of the Code, upon undergoing an ownership change, our right to use our then existing net operating loss carryforwards as of the date of the ownership change is limited during each future year to a percentage of the fair market value of our then outstanding capital stock immediately before the ownership change and if other ownership changes have occurred prior to this ownership change, the utilization of such losses may be further limited. The timing and manner in which we may utilize our net operating loss carryforwards in any year will be limited by Section 382 of the Code.

EFFECT OF INFLATION

         Domestic inflation has not had a significant impact on our sales or operating results. However, inflation may have an impact upon business in a number of international markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at June 30, 2001 or June 30, 2000. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8.  FINANCIAL STATEMENTS.

         The financial statements required to be filed pursuant to this Item 7 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements" on page F-1.

SELECTED QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth unaudited quarterly financial data for the four quarters in our fiscal years ended June 30, 2001 and 2000. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management's opinion, includes all adjustments that we consider necessary for a fair presentation of the information for the quarters presented.

                                                                     Quarter Ended
                         Sep 30        Dec 31        Mar 31        Jun 30        Sep 30        Dec 31        Mar 31        Jun 30
                          2000          2000          2001          2001          1999          1999          2000          2000
                      -------------------------------------------------------------------------------------------------------------
Total revenue         $ 1,319,257   $ 1,281,551   $ 1,017,660   $ 1,045,209   $   507,943   $   571,728   $   790,277   $ 1,175,951

Sales and marketing       855,061       851,307       833,356       969,193       933,586     1,300,908       936,922       956,078
Product development       712,856       684,659       770,635       653,414       581,543       624,105       801,948       794,656
Field operations
  and support           1,450,003     1,435,648     1,289,266     1,245,148     1,243,070     1,683,568     1,429,936     1,284,781
General and
  administrative        1,324,528     1,507,828     1,391,095     1,400,613       911,150       947,522       951,920     1,411,772
                      -------------------------------------------------------------------------------------------------------------
Total costs and
  expenses              4,342,448     4,479,442     4,284,352     4,268,368     3,669,349     4,556,103     4,120,726     4,447,287
                      -------------------------------------------------------------------------------------------------------------

Operating loss         (3,023,191)   (3,197,891)   (3,266,692)   (3,223,159)   (3,161,406)   (3,984,375)   (3,330,449)   (3,271,336)
Other income
  (expense)               119,927       117,480       319,038        (1,129)      137,807       185,627       193,308       164,443
Tax benefit                    --       371,999            --            --            --       596,998            --            --
Losses from equity
  investment                   --            --       (61,500)      (52,743)           --            --            --            --
Minority interest          40,082        29,564        77,469        70,183            --            --            --        24,734
                      -------------------------------------------------------------------------------------------------------------
Net loss              $(2,863,182)  $(2,678,848)  $(2,931,685)  $(3,206,848)  $(3,023,599)  $(3,201,750)  $(3,137,141)  $(3,082,159)
                      =============================================================================================================
Basic and diluted
  net loss per
  share applicable
  to common stock     $     (0.37)  $     (0.27)  $     (0.27)  $     (0.27)  $     (0.29)  $     (0.34)  $     (0.32)  $     (0.31)
                      =============================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         For information concerning this Item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Owner Reporting Compliance" in our Proxy Statement to be filed with respect to our 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         For information concerning this Item, see the information under "Executive Compensation" in our Proxy Statement to be filed with respect to our 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information concerning this Item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with respect to our 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning this Item, see the information under "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with respect to our 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The exhibits required to be filed pursuant to this Item 14(a) are listed on the "Index to Exhibits" attached hereto, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.

         We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRINCETON VIDEO IMAGE, INC.

                                               By: /s/ Brown F Williams
                                                  ---------------------------
                                               Brown F Williams
                                               Chairman of the Board

                                               Date: September 20, 2001

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                                         DATE
/s/ Brown F Williams                 Chairman of the Board                         September 20, 2001
-------------------------            (principal executive officer)
Brown F Williams

/s/ Dennis P. Wilkinson              President, Chief Executive Officer            September 26, 2001
-------------------------            and Director
Dennis P. Wilkinson

/s/ Lawrence L. Epstein              Chief Financial Officer and Treasurer         September 20, 2001
-------------------------            (principal financial officer)
Lawrence L. Epstein

/s/ John B. Torkelsen                Director                                      September 20, 2001
-------------------------
John B. Torkelsen

/s/ Lawrence Lucchino                Director                                      September 27, 2001
-------------------------
Lawrence Lucchino

/s/ Jerome J. Pomerance              Director                                      September 20, 2001
-------------------------
Jerome J. Pomerance

/s/ Enrique B. Senior                Director                                      September 28, 2001
-------------------------
Enrique B. Senior

/s/ Eduardo Sitt                     Director                                      September 21, 2001
-------------------------
Eduardo Sitt

/s/ Donald P. Garber                 Director                                      September 28, 2001
-------------------------
Donald P. Garber

/s/ Wilt Hildenbrand                 Director                                      September 26, 2001
-------------------------
Wilt Hildenbrand

                                INDEX TO EXHIBITS

Exhibit
Number       Description
-------      -------------------------------------------------------------------
3.1      --  Certificate of Incorporation (Incorporated by reference to Exhibit
             3.1 to the Company's Current Report on Form 8-K filed on September
             17, 2001).

3.2      --  Restated Bylaws, as amended (Incorporated by reference to Exhibit
             3.2 to the Company's Current Report on Form 8-K filed on September
             17, 2001).

10.1     --  Form of Employee Confidentiality, Invention Assignment and
             Non-Compete Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration No.
             333-37725) which became effective on December 16, 1997).

10.2     --  Form of Consultant Confidentiality, Invention Assignment and
             Non-Compete Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration No.
             333-37725) which became effective on December 16, 1997).

10.3*    --  Research Agreement dated November 1, 1990 between the Company and
             David Sarnoff Research Center, Inc., as amended by Agreement dated
             August 9, 1991, letter dated July 1, 1992, Letter Agreement dated
             July 9, 1992, letter dated November 30, 1992 and Agreement dated
             June 26, 1995 and effective as of December 31, 1993 (Incorporated by reference to Exhibit 10.4 to the Company's Registration
             Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.4*    --  License Agreement dated as of July 24, 1996 between the Company and the General Electric Company (Incorporated by reference to Exhibit
             10.5 to the Company's Registration Statement on Form SB-2
             (Registration No. 333-37725) which became effective on December 16,
             1997).

10.5     --  License Agreement dated December 18, 1995 between the Company and
             Theseus Research, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration
             No. 333-37725) which became effective on December 16, 1997).

10.6+    --  Employment Agreement dated January 24, 1997 between the Company and
             Brown F Williams (Incorporated by reference to Exhibit 10.11 to the
             Company's Registration Statement on Form SB-2 (Registration No.
             333-37725) which became effective on December 16, 1997).


10.7+    --  Employment Agreement dated March 4, 1997 between the Company and
             Samuel A. McCleery (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (Registration No.
             333-37725) which became effective on December 16, 1997).

10.8     --  Lease Agreement dated July 16, 1997 between the Company and
             Princeton South at Lawrenceville One (Incorporated by reference to
             Exhibit 10.20 to the Company's

             Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.9     --  Assignment dated January 22, 1992 by Roy Jonathon Rosser and Martin
             Leach to the Company regarding a patent (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form
             SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.10    --  Assignment dated October 22, 1993 by Roy Jonathon Rosser and Brown
             F Williams to the Company regarding a patent (Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.11    --  Assignment dated January 30, 1995 by Roy Rosser, Subhodev Das, Yi
             Tan and Peter von Kaenel to the Company regarding a patent
             (Incorporated by reference to Exhibit 10.27 to the Company's
             Registration Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.12+   --  Employment Agreement, dated as of February 5, 1998, between the
             Company and Lawrence Epstein (Incorporated by reference to Exhibit
             10.1 to the Company's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on February 11, 1998).

10.13+   --  Employment Agreement dated November 23, 1998 between the Company and Dennis P. Wilkinson (Incorporated by reference to the Company's
             Current Report on Form 8-K filed with the Securities and Exchange
             Commission on December 2, 1998).

10.14*   --  Letter Agreement, dated July 19, 1999, between the Company and
             CanWest Global Communications Corporation (Incorporated by
             reference to Exhibit 10.1 to the Company's Current Report on Form
             8-K filed with the Securities and Exchange Commission on August 18,
             1999).

10.15*   --  Agreement dated August 9, 1999, between the Company and CBS Sports, a division of CBS Corporation (Incorporated by reference to Exhibit
             10.2 to the Company's Current Report on Form 8-K filed with the
             Securities and Exchange Commission on October 28, 1999).

10.16    --  Agreement dated August 31, 1999, between the Company and Sistemas de Publicidad Virtual, S.A. de C.V. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 15, 1999).

10.17+   --  Employment Agreement dated September 30, 1999, between the Company and Paul Slagle (Incorporated by reference to Exhibit 10.4 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999, filed on November 15, 1999).

10.18    --  Form of Subscription Agreement dated October 20, 1999 between the
             Company and various subscribers (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed on February 14, 2000).

10.19    --  Placement Agency Agreement dated October 13, 1999 between the
             Company and Allen & Company Incorporated (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed on February 14, 2000).

10.20    --  Warrant Certificate dated October 20, 1999 issued to Allen &
             Company Incorporated (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             December 31, 1999, filed on February 14, 2000).

10.21    --  Amended 1993 Stock Option Plan.

10.22    --  Letter Agreement dated April 21, 2000 between the Company and NFL
             International, a division of NFL Enterprises, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
             10-Q for the quarter ended March 31, 2000, filed on May 12, 2000).

10.23    --  Reorganization Agreement dated as of December 28, 2000, by and among Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto
             Sonabend, Presence en Media LLC, Virtual Advertisement LLC, PVI LA,
             LLC, the Company and Princeton Video Image Latin America, LLC
             (Incorporated by reference to Exhibit 2.1 to the Company's Current
             Report on Form 8-K filed on January 5, 2001).

10.24    --  Amendment Agreement dated as of February 4, 2001 by and among
             Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto
             Sonabend, Presence en Media LLC, Virtual Advertisement LLC, PVI LA,
             LLC, the Company and Princeton Video Image Latin America, LLC
             (amending Reorganization Agreement dated as of December 28, 2001)
             (Incorporated by reference to Exhibit 2.2 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended December 31,
             2000 filed on February 14, 2001).

10.25*   --  Amended and Restated Territory System License Agreement dated as of
             December 27, 2000 by and between the Company and Virtual Media Lab,
             Inc. (Incorporated by reference to Exhibit 10.2 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended December 31,
             2000 filed on February 14, 2001).

10.26*   --  Stock and Warrant Purchase Agreement dated as of February 4, 2001 between the Company and PVI Holding, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
             10-Q for the quarter ended December 31, 2000 filed on February 14,
             2001).

10.27*   --  L-VIS(TM) System License Agreement dated February 4, 2001 between the Company and Cablevision Systems Corporation. (Incorporated by
             reference to Exhibit 10.4 to the Company's Quarterly Report on Form
             10-Q for the quarter ended December 31, 2000 filed on February 14,
             2001).

10.28    --  Letter dated February 27, 2001, amending Research Agreement between the Company and David Sarnoff Research Center, as amended.

10.29    --  Letter Agreement, dated as of July 23, 2001, by and among Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend,
             Presence en Media LLC, Virtual Advertisement LLC, PVI LA, LLC, the
             Company and Princeton Video Image Latin America, LLC (amending the
             Reorganization Agreement dated as of December 28, 2001)
             (Incorporated by reference to Exhibit 2.1 to the Company's Current
             Report on Form 8-K filed on July 30, 2001).

10.30    --  Letter Agreement, dated as of July 23, 2001, between the Company and PVI Holding, LLC (amending the Stock and Warrant Purchase
             Agreement dated as of February 4, 2001) (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on
             July 30, 2001).

10.31**  --  Joint Collaboration and License Agreement dated as of September 20,
             2001 between Princeton Video Image, Inc. and Cablevision Systems
             Corporation.

21.      --  Subsidiaries

23.1     --  Consent of Independent Accountants

-----------
* Confidentiality has been granted with respect to a portion of this exhibit.

** Confidentiality has been requested with respect to a portion of this exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                                           F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000                    F-2

Consolidated Statements of Operations for the years ended
   June 30, 2001, 2000 and 1999                                             F-3

Consolidated Statements of Cash Flows for the
   years ended June 30, 2001, 2000 and 1999                                 F-4

Consolidated Statements of Changes in Shareholders'
  (Deficit)/Equity for the years ended June 30, 2001, 2000 and 1999         F-5

Notes to Consolidated Financial Statements                                  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Shareholders of Princeton Video Image, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' (deficit)/equity present fairly, in all material respects, the financial position of Princeton Video Image, Inc. and its subsidiaries at June 30, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception and expects to incur costs and expenses in excess of expected revenues during the ensuing fiscal year. The Company's liquidity plans are outlined in Note 2 to the consolidated financial statements.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
September 26, 2001

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30,               June 30,
                                                                                                     2001                   2000
                                                                                                 ------------          ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                     $  2,672,228          $  8,388,148
   Restricted securities held to maturity                                                              60,347                60,847
   Available for sale securities                                                                      314,943               846,167
   Accounts receivable                                                                              1,308,486               829,329
   License rights                                                                                     350,000               600,000
   Other current assets                                                                               344,532               198,568
                                                                                                 ------------          ------------
              Total current assets                                                                  5,050,536            10,923,059
Property and equipment, net                                                                         2,995,688             3,685,068
Intangible assets, net                                                                                555,857               587,486
Investment in/Advances to Revolution Company LLC                                                      735,757                    --
Acquisition related costs                                                                             706,501                    --
Cablevision deferred revenue credit                                                                 1,137,178                    --
Other assets                                                                                          113,890               529,195
                                                                                                 ------------          ------------
              Total assets                                                                       $ 11,295,407          $ 15,724,808
                                                                                                 ============          ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  MINORITY INTEREST and SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                         $  4,077,913          $  4,135,060
   Unearned revenue                                                                                   418,304               293,819
                                                                                                 ------------          ------------
              Total current liabilities                                                             4,496,217             4,428,879
Unearned revenue                                                                                      611,810               630,033
Cablevision prepaid royalty fees                                                                    2,500,000                    --
Other liabilities                                                                                      33,034                45,150
                                                                                                 ------------          ------------
              Total liabilities                                                                     7,641,061             5,104,062
                                                                                                 ------------          ------------
Commitments and contingencies (Note 16)

Redeemable preferred stock:

   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized 167,000 shares;
    issued and outstanding 11,363 and 67,600 shares at June 30, 2001 and 2000, respectively,
    redemption value equal to carrying value (par plus all accrued but unpaid dividends)               77,217               439,950
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized 93,300 shares;
    issued and outstanding 12,834 and 86,041 shares at June 30, 2001 and 2000, respectively,
    redemption value equal to carrying value (par plus all accrued but unpaid dividends)               93,038               595,817
                                                                                                 ------------          ------------
              Total redeemable preferred stock                                                        170,255             1,035,767
Minority interest                                                                                      94,279               311,583
Shareholders' Equity:
   Common stock, no par value; $.005 stated value; authorized 40,000,000 shares; 11,841,647 and 9,879,568 shares issued and outstanding, net of 279,366 and 0 treasury shares
    at par at June 30, 2001 and 2000, respectively                                                     59,206                49,395
   Additional paid-in capital                                                                      65,834,688            60,575,678
   Less: Related party notes receivable                                                               (60,437)             (973,322)
         Other comprehensive (loss) income                                                            (38,560)              346,167
   Accumulated deficit                                                                            (62,405,085)          (50,724,522)
                                                                                                 ------------          ------------
              Total shareholders' equity                                                            3,389,812             9,273,396
                                                                                                 ------------          ------------
                   Total liabilities, redeemable preferred stock,
                   minority interest and shareholders' equity                                    $ 11,295,407          $ 15,724,808
                                                                                                 ============          ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      For the years ended
                                                                                            June 30,
                                                                    --------------------------------------------------------
                                                                         2001                  2000                1999
                                                                    ------------          ------------          ------------
     Royalties and license fees                                     $  2,421,441          $  1,537,235          $    527,685
     Advertising and production revenue                                2,242,236             1,508,664               694,528
                                                                    ------------          ------------          ------------
                 Total revenue                                         4,663,677             3,045,899             1,222,213
     Costs and expenses:
        Sales and marketing                                            3,508,917             4,127,494             2,545,738
        Product development                                            2,821,564             2,802,249             1,508,875
        Field operations and support                                   5,420,065             5,641,355             4,431,759
        General and administrative                                     5,624,064             4,222,364             3,365,689
                                                                    ------------          ------------          ------------
                 Total costs and expenses                             17,374,610            16,793,462            11,852,061
     Operating loss                                                  (12,710,933)          (13,747,563)          (10,629,848)
     Interest and other income                                           555,316               681,185               975,850
                                                                    ------------          ------------          ------------
     Loss before tax benefit, losses from equity investment
          and minority interest                                      (12,155,617)          (13,066,378)           (9,653,998)
     Tax benefit                                                         371,999               596,998                    --
     Losses from equity investment                                      (114,243)                   --                    --
     Minority interest                                                   217,298                24,734                    --
                                                                    ------------          ------------          ------------
     Net loss                                                        (11,680,563)          (12,444,646)           (9,653,998)

     Accretion of preferred stock dividends                              (11,801)              (44,112)              (44,050)
                                                                    ------------          ------------          ------------
     Net loss applicable to common stock                            $(11,692,364)         $(12,488,758)         $ (9,698,048)
                                                                    ============          ============          ============
     Basic and diluted net loss per share applicable
          to common stock                                           $      (1.09)         $      (1.33)         $      (1.18)
                                                                    ============          ============          ============
     Weighted average number of shares of
          common stock outstanding                                    10,731,634             9,374,317             8,186,207
                                                                    ============          ============          ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended
                                                                                                 June 30,
                                                                              ----------------------------------------------
                                                                                  2001             2000             1999
                                                                              ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                                                   $(11,680,563)    $(12,444,646)    $ (9,653,998)
   Adjustments to reconcile net loss to net cash used
     in operating activities
            Amortization of unearned income                                       (327,840)        (548,557)          34,190
            Depreciation expense                                                 1,853,991        1,849,189        1,249,235
            Amortization of intangibles/license rights                             718,441        1,512,480          911,103
            Charges associated with stock, warrant and option grants               508,449          860,862          129,973
            Non-cash interest from related party notes                            (249,301)
            Losses from equity investments                                         114,243
            Minority interest                                                     (217,298)
       Changes in assets and liabilities:
                 Trade accounts receivable                                        (441,584)        (450,677)        (185,390)
                 Other current assets                                              (99,990)         (21,471)          53,151
                 Cablevision deferred revenue credit and deferred
                   royalty payment, net                                          1,362,822
                 Other assets                                                       22,967            2,868           89,127
                 Accounts payable and accrued expenses                             141,298          (83,494)       1,400,934
                 Unearned revenue                                                  434,102           16,775          278,200
                 Miscellaneous other                                                    --             (427)           4,142
                                                                              ------------     ------------     ------------
                 Net cash used in operating activities                          (7,860,263)      (9,307,098)      (5,689,333)
                                                                              ------------     ------------     ------------

Cash flows from investing activities:
   Proceeds from held-to-maturity investments                                           --           77,153               --
   Purchase of securities available for sale                                            --         (500,000)              --
   Investment in/Advances to Revolution Company LLC                               (850,000)
   Acquisition costs                                                              (608,606)
   Purchases of property and equipment                                          (1,169,580)      (1,495,146)      (2,513,898)
   Purchases of license rights                                                    (700,000)      (1,300,000)        (400,000)
   (Increase) decrease in intangible assets                                        (86,812)        (135,753)        (132,080)
                                                                              ------------     ------------     ------------
                 Net cash used in investing activities                          (3,414,998)      (3,353,746)      (3,045,978)
                                                                              ------------     ------------     ------------

Cash flows from financing activities:
   Proceeds from sales of common stock, net                                      5,480,560        8,310,869            5,837
   Cash received from related party notes receivable                                88,386          179,956         (328,780)
   Lease obligation                                                                     --           63,794               --
                                                                              ------------     ------------     ------------
            Net cash provided by (used in) financing activities                  5,568,946        8,554,619         (322,943)
                                                                              ------------     ------------     ------------

            Net (decrease) in cash and cash equivalents                         (5,706,315)      (4,106,225)      (9,058,254)
Foreign exchange impact on cash                                                     (9,605)
Cash and cash equivalents at beginning of period                                 8,388,148       12,494,373       21,552,627
                                                                              ------------     ------------     ------------
Cash and cash equivalents at end of period                                    $  2,672,228     $  8,388,148     $ 12,494,373
                                                                              ============     ============     ============

Supplemental cash flow information:

   Fair value of warrants/stock issued in settlement of accrued obligation    $         --     $         --     $    100,445

   Stock issued for royalty payments                                          $    196,861     $    332,164     $    152,232

   Capital lease obligations incurred                                         $         --     $     85,220     $         --

       See accompanying notes to consolidated financial statements.

Princeton Video Image, Inc.
Consolidated Statements of Changes in Shareholders' (Deficit)/Equity For the years ended June 30, 1999, 2000 and 2001

                                                                                    Common Stock
                                                                           ---------------------------    Additional
                                                                           Number of                       Paid-In     Related Party
                                                                             Shares           Amount       Capital         Note
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                   8,173,552     $     40,867    $ 51,443,856   $  (824,498)
Net Loss

Issuance of common stock for option and warrant exercises                     11,541               58           5,779
Issuance of common stock for license rights, April 1999, $7.031 per share     14,286               71         100,374
Compensation expense associated with the issuance of 8,279 options
  for consulting services from October 1998 to June 1999                                                       29,529
Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee                                                                                    (328,780)
Accretion of preferred stock dividends                                                                        (44,050)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                   8,199,379           40,996      51,535,488    (1,153,278)
Net Loss
Unrealized gain on securities held for sale

  Comprehensive loss

Issuance of common stock for option and warrant exercises                     30,318              151          81,567
Issuance of common stock for royalty payments                                 57,144              284         331,880
Issuance of stock at $5.50 per share in connection with private
  equity financing, net of expenses                                        1,592,727            7,964       8,221,187
Compensation expense associated with the issuance of options for
  consulting services provided by third parties and the Board of Directors                                    449,668
Receipt of payments on notes outstanding                                                                                    179,956

Accretion of preferred stock dividends                                                                        (44,112)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                                   9,879,568           49,395       60,575,678     (973,322)
Net Loss
Foreign currency translation adjustments


                                                                                                                      Total
                                                                                        Other                     Shareholders'
                                                                                    Comprehensive   Accumulated       Equity
                                                                                    (Loss) Income    (Deficit)       (Deficit)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                             $         --  $(28,625,878)   $ 22,034,347
Net Loss                                                                                             (9,653,998)     (9,653,998)

Issuance of common stock for option and warrant exercises                                                                 5,837
Issuance of common stock for license rights, April 1999, $7.031 per
  share                                                                                                                 100,445
Compensation expense associated with the issuance of 8,279 options
  for consulting services from October 1998 to June 1999                                                                 29,529
Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee                                                                                (328,780)
Accretion of preferred stock dividends                                                                                  (44,050)

-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                                       --  (38,279,876)      12,143,330
Net Loss                                                                                           (12,444,646)     (12,444,646)
Unrealized gain on securities held for sale                                               346,167                       346,167
                                                                                                                    -----------
  Comprehensive loss                                                                                                (12,098,479)

Issuance of common stock for option and warrant exercises                                                                81,718
Issuance of common stock for royalty payments                                                                           332,164
Issuance of stock at $5.50 per share in connection with private
  equity financing, net of expenses                                                                                   8,229,151
Compensation expense associated with the issuance of options for consulting services provided by third parties and the Board of
  Directors                                                                                                             449,668
Receipt of payments on notes outstanding                                                                                179,956

Accretion of preferred stock dividends                                                                                  (44,112)

-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                                                  346,167   (50,724,522)      9,273,396
Net Loss                                                                                            (11,680,563)    (11,680,563)
Foreign currency translation adjustments                                                  146,497                       146,497


          See accompanying notes to consolidated financial statements.

Princeton Video Image, Inc.
Consolidated Statements of Changes in Shareholders' (Deficit)/Equity For the years ended June 30, 1999, 2000 and 2001


                                                                                  Common Stock          Additional
                                                                              Number of                  Paid-In      Related Party
                                                                              Shares       Amount        Capital          Note
------------------------------------------------------------------------------------------------------------------------------------
 Unrealized gain (loss) on investments

   Comprehensive loss

Issuance of common stock to Cablevision                                     2,007,909       10,040        6,146,911
Issuance of common stock for option and warrant exercises                       8,823           45           24,002
Issuance of common stock for royalty payments                                  57,144          286          196,575
Issuance of common stock in exchange for preferred stock                      167,569          838          876,280
Compensation expense associated with the issuance of options for
   consulting services provided by the Board of Directors                                                     2,500
Receipt of payments on notes outstanding                                     (279,366)      (1,397)      (1,072,402)        933,299
Related party note issued in connection with delivery of L-VIS System
  upgrade to licensee                                                                                                       (20,414)

Compensation expense associated with the issuance of repriced
  options to employees and the Board of Directors                                                           309,087
Deferred costs associated with Cablevision transaction                                                   (1,212,142)
Accretion of preferred stock dividends                                                                      (11,801)

------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                                  11,841,647     $ 59,206     $ 65,834,688       $ (60,437)
                                                                           ==========     ========     ============       =========

                                                                                                                 Total
                                                                                Other                        Shareholders'
                                                                            Comprehensive     Accumulated       Equity
                                                                            (Loss) Income      (Deficit)       (Deficit)
-------------------------------------------------------------------------------------------------------------------------


 Unrealized gain (loss) on investments                                          (531,224)                      (531,224)
                                                                                                            -----------
   Comprehensive loss                                                                                        (12,065,290)

Issuance of common stock to Cablevision                                                                        6,156,951
Issuance of common stock for option and warrant exercises                                                         24,047
Issuance of common stock for royalty payments                                                                    196,861
Issuance of common stock in exchange for preferred stock                                                         877,118
Compensation expense associated with the issuance of options for
   consulting services provided by the Board of Directors                                                          2,500
Receipt of payments on notes outstanding                                                                        (140,501)
Related party note issued in connection with delivery of L-VIS System
  upgrade to licensee                                                                                            (20,414)

Compensation expense associated with the issuance of repriced
  options to employees and the Board of Directors                                                                309,087
Deferred costs associated with Cablevision transaction                                                        (1,212,142)
Accretion of preferred stock dividends                                                                           (11,801)

-------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                                      $ (38,560)   $(62,405,085)   $ 3,389,812
                                                                               =========    ============    ===========


          See accompanying notes to consolidated financial statements.

                           PRINCETON VIDEO IMAGE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION:

Princeton Video Image, Inc. ("PVI", "we", "us") developed and is marketing a real-time video insertion system (the "L-VIS(TM) System") that, through patented computer vision technology, places computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. As part of our research and development program, we are developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications will enable the viewer to influence the on-screen presentation of a broadcast which utilizes the L-VIS System by using a mouse or other pointer, for example, to indicate areas of interest.

We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the speed of the pitch in baseball, the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under the terms of a joint collaboration and license agreement we have entered into with Cablevision Systems Corporation on September 20, 2001, we will work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution.

We are also marketing our systems on a worldwide basis through licensing and royalty agreements, through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Belgium and, effective September 30, 2001, through our wholly-owned subsidiary, Publicidad Virtual, S.A. de C.V. which is headquartered in Mexico City, Mexico.

                           PRINCETON VIDEO IMAGE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION
Our consolidated financial statements include the accounts of Princeton Video Image, Inc. and its majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"). All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of petty cash on hand, checking accounts, money market funds, and all highly liquid debt instruments purchased with a maturity of three months or less.

MARKETABLE SECURITIES
Certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive (loss) income. Declines in value which are deemed to be other than temporary will be recorded as a component of the statement of operations.

RESTRICTED SECURITIES HELD TO MATURITY
We have invested in U.S. Treasury Notes which, at the time of purchase, had a maturity greater than three months but less than one year and were restricted as to use under the terms of an existing letter of credit. We intend to hold these debt instruments to maturity and, accordingly, have classified them as marketable securities held to maturity at their amortized cost basis.

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

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", all long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If the cash flows are less than the carrying amount, an impairment loss would be recognized for the difference between the estimated fair value and the carrying value.

                           PRINCETON VIDEO IMAGE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

INCOME TAXES
We account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. We record a valuation allowance to reflect the estimated amount of deferred tax assets which, more likely than not, will not be realized.

REVENUE
Non-refundable license fees are recognized as revenue when earned, which is when all related commitments have been satisfied. Additionally, under the terms of certain existing agreements, we retain title to the L-VIS System and receive a non-refundable fee which reflects reimbursement for the construction cost of the system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

Advertising revenue is recognized when earned, which is when the respective advertisements are inserted into a television broadcast.

Royalty fee revenue relates to the fee received when our licensees have royalty agreements which earn revenues from the use of our technology. The minimum amounts are recorded in accordance with the contract terms. Amounts in excess of the minimum are recorded when the factors on which the royalties in excess of the minimums are based actually occur.

Production revenue is earned from fees paid by broadcasters for static and animated visual enhancements of sporting and other events. This type of revenue is recognized when earned, which is when the enhancement is inserted into a live or pre-recorded television broadcast.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Costs associated with the development of our proprietary computer system which are incurred prior to technological feasibility are recorded as research and development expenses. Total research and development costs incurred during the fiscal years ended June 30, 2001, 2000 and 1999 were not material.

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

Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 4,199,479, 3,722,487 and 2,765,315 shares of common stock that were outstanding at June 30, 2001, 2000 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive. In addition, the

                           PRINCETON VIDEO IMAGE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accretion on preferred dividends which could be paid out in common stock equivalents was not material for the three years presented.

FOREIGN CURRENCY TRANSLATION
The financial statements of our majority-owned subsidiary, PVI Europe, are translated using the current rate method, whereby assets and liabilities are translated at year-end exchange rates and revenues and expenses at average exchange rates for the year. Adjustments arising from the translation of the financial statements are deferred and included as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in the results of operations.

RECLASSIFICATIONS
To conform to the June 30, 2001 presentation we reclassified certain amounts for previous years.

RISKS AND UNCERTAINTIES
We are subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, and the need to raise additional funds to support our business operations.

LIQUIDITY
We believe that the $7.5 million we received from the First Closing of the Cablevision transaction in February 2001 and the additional proceeds of approximately $10 million from the Second Closing of the Cablevision transaction which took place on September 20, 2001, together with our existing available cash, cash equivalents, short term borrowings and short term investments, will be sufficient to meet our operating and capital needs through June 30, 2002. (See Note 4 - New Agreements). Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

There is no assurance that we will generate sufficient cash flow from operations to liquidate liabilities as they become due. Accordingly, we may require additional funds to meet planned obligations through June 30, 2002 and may seek to raise such amounts through a variety of options. These include future cash from operations, proceeds from equity financings, and the potential sale of marketable securities held for sale. In the event we are unable to liquidate our liabilities, planned operations may be scaled back. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: the future recoverability of the L-VIS System costs, impairment of intangibles, depreciation and amortization and accrued expenses.

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

In March 2000, the FASB issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". We adopted FIN 44 during the quarter ended September 30, 2000. As a result of our offer to reprice certain existing options, as described in Note 15, we recorded a non-cash compensation charge in the amount of $309,087 during the fiscal year ended June 30, 2001. This repricing offer could continue to have a material adverse effect on our financial position or the results of our operations in the future as these options will need to be adjusted to fair value, with the resulting gain or loss recorded in the statement of operations, until the options are exercised, forfeited or expire unexercised.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We will use this statement to account for the Publicidad transaction which closed in the first quarter of 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. In addition, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. We plan to early adopt this statement in our first quarter of 2002.

4.     NEW AGREEMENTS

Korea Licensing Agreement
Upon our receipt of a non-refundable deposit in December 2000, we entered into an exclusive licensing agreement with Virtual Media Lab, Inc., a Korean software and marketing company. Under the terms of the agreement, we received an up-front, non-refundable territory licensing fee and an equipment fee. In addition, we will receive annual royalties from Virtual Media Lab, Inc. based on their use of the L-VIS System in Korea. The non-refundable deposit and licensing fee was recorded as unearned revenue and will be recognized over the license term of five years. The equipment fee was recorded as unearned revenue and will be recognized over three years, the depreciable life of the L-VIS System.

Publicidad Virtual S.A. de C.V.
On December 28, 2000, we entered into a Reorganization Agreement with Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence in Media LLC, Virtual Advertisement LLC, PVI LA, LLC and Princeton Video Image Latin America, LLC pursuant to which we would acquire

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Publicidad Virtual S.A. de C.V. ("Publicidad") in exchange for common stock and warrants to purchase common stock equal to 21% ownership of our common stock on a fully diluted basis. The Reorganization Agreement provides for the issuance of 2,678,353 shares of our common stock and warrants to purchase 1,036,825 shares of our common stock to the shareholders of Publicidad in exchange for all of Publicidad's issued and outstanding capital stock. Publicidad, who has been our exclusive licensee in Latin America since 1994, is our most successful licensee and a leader in the virtual advertising business. This transaction (the "Publicidad transaction"), which was approved by both our shareholders and those of Presencia en Medios, closed on September 20, 2001. (See Note 21 - Subsequent Events).

PVI Holding, LLC and Cablevision Systems Corporation On February 4, 2001, we entered into a Stock and Warrant Purchase Agreement with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation, pursuant to which PVI Holding agreed to purchase in a series of two closings, referred to as the First Closing and the Second Closing, 4,000,000 shares of our common stock for a purchase price of $10,000,000. In connection with the transaction (the "Cablevision" transaction), PVI Holding will also receive warrants to purchase 11,471,908 shares of our common stock. The warrants will be exercisable for three years following their issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively. Concurrently with our entering into the Stock and Warrant Purchase Agreement, we entered into a license agreement for the use of the L-VIS System with the Cablevision Systems Corporation (the "License Agreement") pursuant to which we received prepaid royalty fees.

The Cablevision transaction was structured with two closings due to the fact that shareholder approval was required for the Second Closing.

The First Closing occurred on February 14, 2001 in which PVI received $7.5 million in cash in exchange for approximately 2 million shares of common stock at a stated value of $5 million, the License Agreement for the use of our L-VIS technology, and prepaid royalty fees relating to the License Agreement at a stated value of $2.5 million. In the Second Closing (which occurred on September 20, 2001), Cablevision paid $10 million in cash to PVI in exchange for approximately 2 million additional shares of common stock at a stated value of $5 million, warrants to purchase an additional 11 million common shares of PVI, and additional prepaid royalty fees relating to the License Agreement at a stated value of $5 million. In the event of termination of the License Agreement by PVI or if the License Agreement 5-year term expires, any unearned balances remaining from the $7.5 million in prepaid royalty fees is refundable to Cablevision.

With respect to the allocation of the proceeds to the individual components of the transaction, we allocated the proceeds in accordance with the methodology stated in APB No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" to the common stock and prepaid royalties received at the First Closing in proportion to their relative fair value. Based on this methodology, we allocated $6.1 million to common stock and additional paid-in-capital. In order to reflect the refundable prepaid royalty fees at its refundable amount, $1.4 million was allocated to deferred revenue and was divided into two components. $2.5 million was recorded as a long term deposit liability and the remaining debit of $1.1 million was allocated to deferred revenue credits which will be amortized against revenue as the royalty fee is earned. The royalty fee will be earned as Cablevision uses the L-VIS equipment. The Second Closing amounts will be allocated in a similar manner with additional amounts allocated to the warrants issued.

Although we will work with Cablevision to expand the utilization of our technology, there are no definitive commitments between the companies that will necessarily provide any revenue to us in the future. In addition, there were no royalties earned through June 30, 2001.

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  MARKETABLE SECURITIES:

At June 30, 2001, certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income. A corresponding adjustment is recorded on the balance sheet to reflect the unrealized gain or loss on the value of the investment. As of June 30, 2001 and 2000, the value of our available for sale securities was as follows:

                                                  2001           2000
                                                ---------      ---------
Pineapplehead Limited
1,692,333 shs common
stock                 Cost                      $ 500,000      $ 500,000
                      Cumulative unrealized
                      (loss) gain                (185,057)       346,167
                                                ---------      ---------
                      Market value              $ 314,943      $ 846,167
                                                =========      =========

6.  LICENSE RIGHTS

On April 21, 2000, we entered into an agreement with NFL International, a division of NFL Enterprises, L.P., retroactively effective to February 1, 2000. Under the terms of the agreement, we were granted exclusive rights to use electronic insertion technology in certain NFL International broadcasts of NFL/NFLEL games during the 2000 and 2001 season and non-U.S. telecasts of Super Bowl XXXV and XXXVI, and we are obligated to pay certain fees in connection with these rights. This agreement extended a previous agreement we had with NFL International which lasted one year and ended with Super Bowl XXXIV. We recorded an intangible asset and a corresponding liability on our balance sheet for the acquisition of the license rights under both agreements. These rights are amortized on a straight line basis and payments are made over the term of the license agreements according to a pre-determined payment schedule. As of June 30, 2001, 2000 and 1999, the amortization expense with respect to these rights totaled $600,000, $1,416,669 and $833,333, respectively. A total of $700,000,
$1,300,000 and $400,000 in cash payments were made during the years ended June 30, 2001, 2000 and 1999, respectively and the remaining accrued balance payable was $350,000 and $1,500,000 at June 30, 2001and 2000, respectively.

7.    INVESTMENTS
On January 24, 2001, we entered into an operating agreement with CBS Technology Corporation and Core Digital Technologies, Inc. to form Revolution Company, LLC. The purpose of the Revolution Company is to develop, market and render entertainment technical production services such as EyeVision, a technology able to produce three-dimensional replays from multi-camera angles, which made its debut in Super Bowl XXXV. Under the terms of the operating agreement, the percentage ownership interests of the parties is as follows:

         Princeton Video Image, Inc.       ...............................  25%
         Core Digital Technologies, Inc.   ...............................  35%
         CBS Technology Corporation        ...............................  40%

Our initial contribution to the joint venture was $850,000. We use the equity method to account for our investment in the Revolution Company and, accordingly, during the fiscal year ended June 30, 2001 recorded our percentage share of the losses in the amount of $114,243. We have no further commitment to fund the operations of the Revolution Company nor have we guaranteed their debts.

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   ACQUISITION RELATED COSTS:
Costs related to the acquisition of Publicidad have been capitalized in accordance with APB 16 and consist of the following at June 30, 2001:


                                                                 AMOUNT
                                                                 ------
              Legal fees ............................           $167,639
              Accounting fees .......................            382,437
              Fairness opinion ......................            100,762
              Miscellaneous expenses ................             55,663
                                                                --------
                                                                $706,501
                                                                ========

These amounts will be included in the purchase price of Publicidad which will be allocated to the assets acquired and liabilities assumed on the basis of their fair value at the date of the acquisition. See Note 21 - Subsequent Events, for additional information.

9.  PROPERTY AND EQUIPMENT:

The costs and accumulated depreciation of property and equipment at June 30 are summarized as follows:

                                                       2001             2000
                                                    -----------      -----------

Furniture and fixtures                              $   275,850      $   264,659
Leasehold improvements                                   99,357           91,824
Office equipment                                      1,893,511        1,743,481
L-VIS Systems, rack components & spare parts          6,082,536        5,585,353
Research and development equipment and software         519,351          503,174
Vehicles                                                322,395           87,930
                                                    -----------      -----------
     Total property and equipment                     9,193,000        8,276,421
Less: accumulated depreciation                       (6,197,312)      (4,591,353)
                                                    -----------      -----------
     Property and equipment, net                    $ 2,995,688      $ 3,685,068
                                                    ===========      ===========

Depreciation expense amounted to $1,853,991, $1,849,189 and $1,249,235 for the years ended June 30, 2001, 2000 and 1999, respectively.

10.  INTANGIBLE ASSETS:

The costs and accumulated amortization of our patents and pending applications, recorded as intangible assets at June 30, are summarized as follows:

                                            2001           2000
                                         ---------      ---------
Total intangible assets                  $ 941,418      $ 854,606
     Less:  accumulated amortization      (385,561)      (267,120)
                                         ---------      ---------
Intangible assets, net                   $ 555,857      $ 587,486
                                         =========      =========

Amortization expense amounted to $118,567, $95,813 and $77,770 for the years ended June 30, 2001, 2000 and 1999, respectively.

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30 consisted of the following:

                                  2001           2000
                               ----------     ----------
Accounts payable               $1,661,342     $1,258,056
License fees and royalties        990,774      1,625,215
Legal and accounting fees         463,622        348,683
Other                             962,175        903,106
                               ----------     ----------
                               $4,077,913     $4,135,060
                               ==========     ==========


12.  LICENSE AND ROYALTY FEES:
Under the terms of certain existing agreements, we retain title to the L-VIS System and receive a non-refundable fee which reflects the construction cost of the L-VIS system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or the useful life of the equipment. Recognition of license revenue related to these agreements amounted to $227,840, $548,557 and $340,185 for the years ended June 30, 2001, 2000, and 1999, respectively. The remaining unearned revenue related to these agreements was $1,030,114 at June 30, 2001, of which $418,304 was current, and $923,852 at June 30, 2000, of which $293,819 was current.

13.  INCOME TAXES:

Temporary differences which give rise to significant deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

Deferred tax assets:                             2001              2000
                                             ------------      ------------

  Capitalized start-up costs                 $     21,406      $         --
  Fixed assets                                    262,677           409,496
  Deferred revenue and other                      978,516           457,227
  Equity investment                                38,843
  NOL Carryforward - Federal                   16,043,765        13,424,134
  NOL Carryforward - State taxes                  238,378         3,522,398
  Valuation allowance - Federal               (17,159,313)      (14,095,008)
  Valuation allowance - State                    (238,378)       (3,522,398)
                                             ------------      ------------
          Total deferred tax assets               185,894           195,849


Deferred tax liabilities:
  Intangibles                                     185,894           195,849
                                             ------------      ------------
          Total deferred tax liabilities          185,894           195,849

          Net deferred taxes                 $         --      $         --
                                             ============      ============

Due to the uncertainty of the realization of the deferred tax assets, a full valuation allowance has been provided. As a result of our reincorporation as a Delaware corporation in connection with the Cablevision transaction, our state net operating loss carryforwards will expire unutilized. Therefore, our

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


deferred state tax asset and corresponding valuation allowance have been reduced to reflect the expiration of the state net operating loss carryforwards.

The difference between the statutory U.S. federal income tax rate and our effective tax rate for the year ended June 30, 2001 is primarily due to the state tax benefit recognized upon the sale of our unused state net operating losses and research and development tax credits and the change in our valuation allowance.

As of June 30, 2001, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $47,187,000 which expire in the years 2006 through 2021. The timing and manner in which the net operating loss carryforwards may be utilized in any year by us will be limited by Internal Revenue Code Section 382.

In July 2000, we filed an application with the New Jersey Economic Development Authority ("NJEDA") to sell approximately $1.7 million of our unused Net Operating Loss carryover ("NOL") and unused Research and Development ("R&D") Tax credits for a minimum of 75% of the value of the tax benefits. Under the terms of this NJEDA program, developed in 1999, we are required to use the proceeds of the sale for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the NJ Emerging Technology and Biotechnology Financial Assistance Act. The final determination of the amount we received was subject to adjustment by the State of New Jersey based on the amount of the total applications received. In December 2000 and 1999, we sold $495,998 and $795,997 of our total $1,668,792 and 1,812,019 of state tax benefit of unused state NOL and R&D tax credits and received $371,999 and $596,998, respectively. Theses amounts were recognized as income tax benefits in the quarters ended December 31, 2000 and 1999, respectively.

14.  COMMON AND PREFERRED STOCK

COMMON STOCK

Pursuant to our Certificate of Incorporation, we are prohibited from paying any dividends on our Common Stock until all accumulated dividends in respect of the Series A Preferred Stock and Series B Preferred Stock have been paid.

On July 1, 1999, we implemented a Company match under our 401(k) retirement plan (the "Plan") whereby we agreed to match employee contributions with our common stock at the rate of 50% of the amount an employee contributes, up to 5% of salary. The contribution of stock is made on a monthly basis and matching contributions vest over three years. We recorded an expense of $87,089 and $68,782 and reserved 22,878 and 10,992 shares of common stock to participants for the years ended June 30, 2001 and 2000, respectively . At June 30, 2001, 19,359 of the contributed shares were fully vested.

On February 4, 2001, we issued 2,007,909 shares of common stock in connection with a Stock and Warrant Purchase Agreement entered into with PVI Holding, LLC (see Note 4).

In each of July and October 2000 and January and April 2001, we issued 14,286 shares of common stock (57,144 in total) as payment for royalties due under a research agreement between us and a third party (see Note 17). We recorded royalty expense of $196,861, the fair market value of the shares on their dates of issuance, during the year ended June 30, 2001.

PREFERRED STOCK

We are authorized to issue up to 1,000,000 shares of the preferred stock in one or more series. Our Board of Directors is authorized to fix the relative rights, preferences, privileges and restrictions thereof,

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


including dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, liquidation preferences, the number of shares constituting any series and the designation of such series. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our Series A Preferred Stock, Series B Preferred Stock and Common Stock, including the loss of voting control. Other than the shares of Series A Preferred Stock and Series B Preferred Stock, there are no shares of preferred stock currently issued and outstanding. As of September 13, 2001, PVI was reincorporated as a Delaware corporation in conjunction with the Cablevision transaction. As a Delaware corporation, we are authorized to issue 975,803 shares of preferred stock in one or more series as to which the Board of Directors is authorized to fix the relative rights, preferences, privileges and restrictions thereof. We are also authorized to issue 11,363 and 12,834 shares of the Series A and Series B Preferred stock, respectively, all of which are outstanding.

Series A Preferred Stock

At June 30, 2000 we had issued a total of 67,600 shares of Series A Redeemable Preferred Stock with a par value of $4.50 per share and a six percent per annum dividend rate. Dividends shall be paid either in cash or with our common stock. We have the right at any time after the date of original issuance of the Series A Preferred Stock to redeem the Series A Preferred Stock in whole or in part at a price of $4.50 per share plus all accrued but unpaid dividends. We are required to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from thirty percent of the amount by which our annual net income after taxes exceeds $5,000,000.

Dividends on the shares of Series A Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. Cumulative dividends in arrears at June 30, 2001 and 2000 totaled $26,084 (or $2.30 per share) and $137,750 (or $2.01 per share), respectively.

The Series A Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

Series B Preferred Stock

At June 30, 2000 we had issued a total of 86,041 shares of Series B Redeemable Preferred Stock with a par value of $5.00 per share and a six percent per annum dividend rate. Dividends shall be paid either in cash or with our common stock. We have the right at any time after the date of original issuance of the Series B Preferred Stock, but subject to the prior redemption of all of the Series A Preferred Stock, to redeem the Series B Preferred Stock in whole or in part at a price of $5.00 per share plus all accrued but unpaid dividends. We are required, subject to the prior redemption of all of the Series A Preferred Stock, to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from twenty percent of the amount by which our annual net income after taxes in any year exceeds $5,000,000.

Dividends on the shares of Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. No dividends may be paid with respect to this stock until all cumulative dividends in respect of Series A Preferred Stock have been paid. Cumulative dividends in arrears at June 30, 2001 and 2000, totaled $28,868 (or $2.25 per share) and $165,612 (or $1.92 per share), respectively.

The Series B Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

On July 13, 2000, we offered all shareholders of the Series A Preferred stock and Series B Preferred stock the opportunity to exchange their shares of preferred stock for shares of our common stock.

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Under the terms of the exchange, the preferred shares were exchanged for a number of common shares equal to the par value of the preferred plus accrued but unpaid dividends, divided by the average of the closing sales price of the common stock as quoted on the NASDAQ National Market for the ten (10) business days immediately preceding the closing date of the transaction. The holders of the Series A preferred stock and the Series B preferred stock that elected to exchange their shares received 1.2494 shares and 1.3296 shares of common stock, respectively, for each share of the applicable series of preferred stock exchanged. The transaction closed on August 17, 2000. Of the 67,600 shares of Series A Preferred which were outstanding at the date of the offer, 56,237 shares were exchanged for 70,256 shares of common stock. Of the 86,041 shares of Series B Preferred which were outstanding at the date of the offer, 73,207 shares were exchanged for 97,313 shares of common stock.

Changes in the preferred stock accounts were as follows:

                                                              Series A                         Series B
                                                No. of Shares       Amount        No. of Shares        Amount           Total

Balance at June 30, 1998                              67,600      $   403,450           86,041      $   544,155      $   947,605
Accretion of preferred stock dividends                                 18,250                            25,800           44,050
                                                 -----------      -----------      -----------      -----------      -----------
Balance at June 30, 1999                              67,600          421,700           86,041          569,955          991,655
Accretion of preferred stock dividends                                 18,250                            25,862           44,112
                                                 -----------      -----------      -----------      -----------      -----------
Balance at June 30, 2000                              67,600          439,950           86,041          595,817        1,035,767
Exchange of preferred stock for common stock         (56,237)        (367,792)         (73,207)        (509,521)        (877,313)
Accretion of preferred stock dividends                                  5,059                             6,742           11,801
                                                 -----------      -----------      -----------      -----------      -----------
Balance at June 30, 2001                              11,363      $    77,217           12,834      $    93,038      $   170,255
                                                 ===========      ===========      ===========      ===========      ===========

15.  WARRANTS AND OPTIONS:
WARRANTS
We had outstanding a total of 1,307,130, 1,307,130 and 1,192,130 warrants to purchase common stock at June 30, 2001, 2000, and 1999, respectively. The exercise prices range from $8.00 to $20.00 per share and the expiration of such warrants range from 2003 to 2007. The following is a description of warrant activity for the fiscal years ended June 30, 2001, 2000 and 1999.

In connection with a July 1994 issuance of common stock to Blockbuster Entertainment Corporation ("Blockbuster"), we issued warrants with a five year term to purchase 70,000 shares of common stock at an exercise price of $15.00 per share. These warrants expired unexercised in July 1999.

In October 1997, we issued warrants with a five year term to purchase 300,000 shares of common stock at an exercise price of $0.01 per share in connection with a Bridge Financing. As of June 30, 2000, all of these warrants had been exercised, with 10,000 and 15,700 being exercised during the fiscal years ended June 30, 1999 and 2000, respectively.

In connection with services rendered on our behalf with respect to a private equity offering completed in October 1999, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $6.05 to a financial advisor.

In connection with the Reorganization Agreement we entered into with Presencia en Medios and others as described in Note 4, a warrant to purchase 100,000 shares of our common stock was issued to Allen & Co. as consideration for their issuance of a fairness opinion in connection with this transaction. The warrant was issued with an exercise price of $2.3065 and has an expiration date of December 20,

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2005. The value of these warrants was calculated using the Black Scholes method and a charge of $100,762 was recorded within acquisition related costs. A second warrant to purchase 100,000 shares of common stock was issued to Allen & Co. on September 20, 2001, upon the consummation of the transaction contemplated by the Reorganization Agreement.

STOCK OPTION PLAN

We adopted a Stock Option Plan (the "Plan") in July 1993 for our employees, officers, directors, consultants and independent contractors. The Plan initially reserved 360,000 shares of common stock for issuance upon the exercise of stock options. The Plan was amended in 1995, 1996, 1997,1998 and 2001 to reserve additional shares. As of June 30, 2001, 5,160,000 shares were reserved for the Plan.

The Plan is administered by our Board of Directors, which determines the distribution of all options. The Plan provides for the granting of options intended to qualify as incentive stock options ("ISOs") as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options ("NQSOs") to our key employees as well as NQSOs to non-employee directors, independent contractors and consultants who perform services for us. The exercise price of all ISOs granted under the Plan may not be less than the fair market value of the shares at the time the option is granted. Options may be for a period of not more than ten years from the date of grant and generally vest ratably over a three year period. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

Information with respect to options under the Plan is as follows:

                                  NUMBER OF                         WTD AVG
                                   OPTIONS          OPTION       EXERCISE PRICE
                                 OUTSTANDING     PRICE RANGE       PER SHARE
                                 -----------     -----------       ---------
Balance at June 30, 1998          1,317,507      $2.50-$17.50     $       8.35
Granted                             413,873
Exercised                            (1,541)
Forfeitures                        (156,654)
                                  ---------
Balance at June 30, 1999          1,573,185      $2.50-$17.50     $       5.77
Granted                             642,981
Exercised                           (14,618)
Forfeitures                         (86,191)
                                  ---------
Balance at June 30, 2000          2,115,357      $2.50-$15.00     $       5.57
Granted                           2,403,948
Exercised                            (8,823)
Forfeitures                      (1,618,133)
                                  ---------
Balance at June 30, 2001          2,892,349      $1.58-$14.00     $       4.00
                                  =========
Exercisable at June 30, 2001      1,191,748
Exercisable at June 30, 2000      1,506,513
Exercisable at June 30, 1999      1,038,428

       The options outstanding at June 30, 2001, 2000 and 1999, by price range, are as follows:

        2001               $1.58-$4.00             857,601
                           $4.01-$6.00           1,848,248

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                          $6.01-$14.00             186,500
                                                 ---------
                                 Total           2,892,349
                                                 =========

        2000               $2.50-$7.50           1,468,490
                          $7.51-$12.50             626,867
                         $12.51-$15.00              20,000
                                                 ---------
                                 Total           2,115,357
                                                 =========

        1999               $2.50-$7.50             623,391
                          $7.51-$12.50             911,626
                         $12.51-$17.50              38,168
                                                 ---------
                                 Total           1,573,185
                                                 =========

The weighted average remaining contractual lives of outstanding options at June 30, 2001 was 8.3 years.

We apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements with respect to options and warrants issued with an exercise price at or above the fair market value of the stock on the grant date. Had compensation costs for such options and warrants been determined based on the fair value approach promulgated by Statement of Financial Standards No. 123 "Accounting for Stock Based Compensation", our net loss applicable to Common Stock would have been increased to $(13,945,479) ($1.30 per share), $(15,344,604) ($(1.64) per share) and $(10,121,514) ($(1.24)
per share) for the years ended June 30, 2001, 2000 and 1999, respectively.

The pro forma compensation expense of $2,253,115, $2,855,846 and $423,466 for 2001, 2000 and 1999, respectively, was calculated on the fair value of each option using the minimum value method for those options issued prior to October 17, 1997 (the date of initial filing with the SEC) and using the Black Scholes method for those options issued on October 17, 1997 and later. The following weighted average assumptions were used in the calculations:

                               2001         2000         1999
                               ----         ----         ----

Risk free interest rate         4.97%        6.28%        5.87%
Expected option lives           6.09 years   6.33 years   8.6 years
Expected volatility            113.0%       70.0%        62.0%

In November 1998, the Board of Directors approved the granting of two stock options to our President and CEO. The first option was for 200,000 shares of common stock at an exercise price of $4.563 and vests over a three-year period. No compensation expense was recorded in connection with this transaction as the exercise price of the option was not less than the fair market value of our common stock on the date of the transaction. The second option was for the purchase of an additional 200,000 shares of common stock at an exercise price equal to $7.00 per share with vesting dependent upon the attainment of certain performance criteria based on the revenues from operations during the fiscal years ending June 30, 1000 through June 30, 2002. Both option grants were for a term of ten years. In April 2000, our Board of Directors approved a modification of this second grant to waive the performance criteria for 100,000 of these options as a precondition for vesting, in recognition of commendable performance. No compensation expense was recorded in connection with this

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


transaction as the exercise price of such options exceeded the fair market value of our common stock on the date of the transaction.

In April 2000 the Board of Directors approved the grant of options with a ten year term to purchase up to 100,000 shares of common stock at an exercise price of $5.938 to both our Chairman and our President and CEO. The options will vest upon the attainment of performance goals to be established by the Compensation Committee of the Board of Directors, or in any event, upon the continued employment of the officers at the end of four (4) years. No options were earned under the performance criteria in the fiscal year ended June 30, 2000 or 2001.

In December 2000, the Board of Directors authorized the granting of non-qualified stock option grants to all of its current employees. Option grants to purchase a total of 589,000 shares of common stock were granted.

On February 2, 2001, our Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. Under the terms of the offer, the prior vesting of options that were repriced was lost and the repriced options began vesting again over three years. The exercise period of the repriced options is ten years. A total of 1,186,998 options held by employees were repriced. The current members of the Board of Directors were offered the same opportunity to reprice their outstanding options. Prior vesting of board members was not lost, although all other terms of the repricing were identical to those offered the employees. A total of 220,000 options held by directors were repriced. One member of our board of directors, Enrique F. Senior, declined the offer to have his options repriced. Mr. Senior had a total of 40,000 options eligible for repricing. In accordance with Financial Standards Board Interpretation (FIN) No. 44, the repriced options are subject to variable accounting and thereby have been adjusted to fair value at June 30, 2001. A charge to earnings in the amount of $309,087 was recorded for the fiscal year ended June 30, 2001 because the closing price of our common stock on June 30, 2001 was greater than the exercise price of $4.375.

On March 22, 2001, the Compensation Committee of the Board of Directors authorized the granting of options to purchase 200,000 shares of common stock to Brown F Williams, our chairman, and options to purchase 75,000 shares of common stock to Samuel A. McCleery, our Vice President of Business Development. These options, granted in recognition of past services performed, have an exercise price of $3.219, a term of ten years, and are fully vested at the date of grant. The granting of these options is conditioned upon the consummation of the Second Closing of the Cablevision transaction. If this condition of issuance is met and the fair market value of our common stock is greater than the exercise price on that date, compensation expense will be recorded as required by FIN No. 44. These options were issued on September 20, 2001, the date on which the Second Closing of the Cablevision transaction took place.

On March 30, 2001 our shareholders ratified an amendment to the Amended 1993 Stock Option Plan, authorized by our Board of Directors, to increase the authorized number of shares which may be issued pursuant to options granted under the Plan from 2,160,000 to 5,160,000 shares and to provide for the automatic grant to each of our directors on July 1 of each year an option to purchase 10,000 shares of our common stock for an exercise price equal to the fair market value of our common stock on the date of the grant. The options will vest, with respect to each director as to one-twelfth (1/12) of the shares on the first day of each month following the date of grant as long as the holder is then serving as a director.

On July 3, 2001, the Board of Directors authorized the issuance of stock options to purchase 275,000 shares of common stock to certain members of the management and technical staff. These options will have an exercise price of $4.78, will vest over three years and have a term of ten years. Issuance of these options is conditioned upon the execution of new employment agreements by such members of

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


management and the technical staff. If the condition of issuance is met and the fair market value of our stock is greater than the exercise price on that date, compensation expense will be recorded as required by FIN No. 44. None of these options have been issued as the condition of issuance has not been met.

In July 2001, the Board of Directors approved the creation of an employee bonus pool of 100,000 incentive stock options, pursuant to our Stock Option Plan to be awarded during calendar year 2001, on a discretionary basis, to individuals who are PVI employees at the time of grant (other than officers), either as an incentive or in recognition of extraordinary performance.

16.  COMMITMENTS AND CONTINGENCIES:

GE AGREEMENT
In July 1991, we entered into a license agreement with General Electric Company ("GE") granting to us a non-exclusive license for use of certain of GE's intellectual property. This agreement expired in July 1996 and in November 1997 we negotiated a new agreement with GE. This agreement, which is retroactive to July 1996, has a five-year term and expired in July 2001. We are currently evaluating the options available to us regarding renewal of this agreement.

Under the terms of the license agreement, we are required to pay royalties to GE based upon our gross revenues. All royalties accrue as earned and are payable semi-annually. As of June 30, 2001 and 2000, the amounts accrued under this agreement were $90,774 and $41,285, respectively.

SARNOFF AGREEMENT
We entered into an agreement with David Sarnoff Research Center, Inc. ("Sarnoff") in November 1990, which was amended in August 1991 and June 1995, granting to us an exclusive, worldwide license for use of the proprietary Pyramid Image Processing technology developed by Sarnoff in the fields of television advertising and for any purpose for television programming involving sports. We may terminate this agreement at any time.

Under the terms of this agreement, we pay royalties of between 3% and 5% to Sarnoff, based upon our gross revenues. All royalties accrue as earned, but no cash payments were required to be made until the earlier of the date on which cumulative gross revenues reached twenty million dollars or January 1, 1999. Payments for all accrued royalties through December 31, 1998 became due in January 1999 and were paid in full by December 1999.

 Additionally, under terms of this agreement, commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. For the calendar years 1999 and 2000, and for the quarter ended March 31, 2001, we had the option of paying these minimum royalties in cash or with our common stock at its last issue price. We elected to issue stock for royalties due for all of these payments. We have accrued the minimum cash royalty of $100,000 for the quarter ended June 30, 2001. Accordingly, we recorded total royalty expense in the amount of $196,575, $332,164 and $152,232 for the years ended June 30, 2001, 2000 and 1999, respectively. These charges reflected the issuance of 57,144, 57,144 and 14,286 shares of common stock during the years ended June 30, 2001, 2000 and 1999, respectively, and an expected cash payment for the quarter ended June 30, 2001.

THESEUS AGREEMENT
In December 1995, we entered into a license agreement with Theseus Research, Inc. ("Theseus") whereby we were granted a non-exclusive worldwide license, without the right of sublicense, to use Theseus technology in our system. A prepayment was made at the time the agreement was executed and royalties earned are offset against this prepayment. At June 30, 2001 and 2000, the prepaid balance was $28,452 and $37,915, respectively. During the term of the license, we will pay royalties of

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


between .05% and .20% of net sales on a quarterly basis. The agreement terminates with the expiration of the last of the patents included in the licensed technology.

HQ GLOBAL WORKPLACES
In May 2001, we entered into an agreement with HQ Global Workplaces to lease temporary office space for a term of six months. Under the terms of the agreement we pay a monthly fee and are required to maintain a security deposit with HQ Global in the amount of $19,194.

LEASES
We lease our primary office space under an operating lease. In October 1997, we entered into a five-year operating lease agreement for our office headquarters in Lawrenceville, New Jersey. In July 1999, we entered into an operating lease agreement for additional office space in Lawrenceville, New Jersey. This lease is co-terminus with the October 1997 operating lease for our headquarters and both will terminate in September 2002. In January 2001 we entered into an operating lease for our PVI Europe office in Brussels, Belgium. This lease contains a termination option in December 2002, December 2006 or December 2009. In order to terminate the lease, nine months notice must be given to the landlord.

 Rent and equipment lease expense for the years ended June 30, 2001, 2000, and 1999 was $716,762, $472,947 and $400,956, respectively.

Future minimum rent and lease payments are as follows:

                    Year      Amount
                    ----      ------
                    2002     $480,000
                    2003      102,000
                             --------
              Thereafter     $582,000
                             ========


Under the terms of the five year lease signed in October 1997 for the Lawrenceville, New Jersey headquarters, we are required to maintain an irrevocable, unconditional $51,258 letter of credit throughout the term of the lease. Under the terms of the lease for our Belgian office, we are required to maintain a security deposit of approximately $45,000.

In November 1999, we entered into a five year capital lease for the purchase of a mobile production truck. Future minimum lease payments under this capital lease are as follows:

                                     Year       Amount
                                     ----       ------
                                     2002      $18,644
                                     2003       18,644
                                     2004       18,644

                               Thereafter        6,214
                                               -------
                                                62,146
      Less:  Amount representing interest      (10,469)
                                               -------
  Present value of minimum lease payments      $51,677
                                               =======

Legal Contingencies
In June 1999 we filed suit for patent infringement in U.S. District Court in Delaware against Scidel USA Ltd., the U.S. subsidiary of the Israeli company, Scidel Technologies Ltd. We contend that Scidel's video imaging system for electronically inserting advertising into live television broadcasts infringes on PVI's U.S. Patent No. 5,264,933. We are seeking a permanent injunction prohibiting infringement of

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


our patent. The case was tried before Chief Judge Robinson of the Delaware District Court in late February, and final briefing was completed in April. A decision is not expected for several months.

In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of U.S. Patent 5,917,553, licensed to Sportvision, Inc. We believe that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. and Fox Sports Productions, Inc. ("Fox") filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed U.S. Patent No. 5,917,553. Sportvision and Fox are seeking injunctive relief and compensation including damages. Based upon our preliminary assessment of the claim, we believe that we are the owner of the basic subject matter of the disputed patent and that the claim lacks merit. We plan to vigorously defend our ownership of the patent. Subsequent to their original filing, Sportvision and Fox filed a motion for a Preliminary Injunction, which was heard on September 22, 2000. Subsequent to the hearing, the case was stayed for a period of nine months. On July 3, 2001, plaintiffs withdrew their motion for preliminary injunction. On July 19, 2001, plaintiffs filed a motion for leave to amend to add claims for infringement of U.S. Patent Nos. 6,141,060 and 6,229,550. We are vigorously contesting plaintiffs' claims. On August 28, 2001 we filed a counterclaim alleging that Sportvision is infringing our U.S. Patent No. 5,264,933, and seeking injunctive relief and compensation including damages. Discovery is ongoing. A trial date is currently set for June 2, 2003.

17.  Industry segment, geographic and customer information

We currently operate in one industry segment, real-time video imaging.

Our L-VIS System is marketed on a worldwide basis through licensing and royalty agreements, as well as through our majority-owned subsidiary, PVI Europe. During the fiscal year ended June 30, 2001, PVI Europe had a net operating loss of $1.4 million. During fiscal 1999 and 2000 (prior to the formation of PVI Europe), the majority of our operating expenses related to our domestic activities and were not associated with our international licensing and royalty agreements. Publicidad accounted for 46%, 36% and 37% of total revenues for the years ended June 30, 2001, 2000 and 1999.

Geographic information is as follows:

                                 U.S.      LatinAmerica     Canada          Other          Total
                                 ----      ------------     ------          -----          -----
1999
Advertising and
  production revenue         $  694,528     $       --     $       --     $       --     $  694,528
License and royalty fees             --        450,185             --         77,500        527,685
                             ----------     ----------     ----------     ----------     ----------
               Total         $  694,528     $  450,185     $       --     $   77,500     $1,222,213
                             ==========     ==========     ==========     ==========     ==========

2000
Advertising and
  production revenue         $1,483,664     $       --     $       --     $   25,000     $1,508,664
License and royalty fees             --      1,090,484             --        446,751      1,537,235
                             ----------     ----------     ----------     ----------     ----------
               Total         $1,483,664     $1,090,484     $       --     $  471,751     $3,045,899
                             ==========     ==========     ==========     ==========     ==========

2001
Advertising and
  production revenue         $2,217,236     $       --     $   25,000     $       --     $2,242,236
License and royalty fees             --      2,142,927        176,046        102,468      2,421,441
                             ----------     ----------     ----------     ----------     ----------
               Total         $2,217,236     $2,142,927     $  201,046     $  102,468     $4,663,677
                             ==========     ==========     ==========     ==========     ==========

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


All of our assets are based in the United States with the exception of certain L-VIS Systems which are being used by our licensees in connection with foreign operations and the office equipment used in the operation of our PVI Europe office. The approximate value of these L-VIS Systems and office equipment located in foreign countries is as follows:

  L-VIS Systems, rack
 components & spare parts              U.S.              LatinAmerica       Canada         PVI Europe         Total
-------------------------              ----              ------------       ------         ----------         -----

               1999                  $3,934,257             $620,634       $135,000         $     --        $4,689,891
               2000                   4,332,060              426,821        135,000          691,472         5,585,353
               2001                   4,825,535              430,529        135,000          691,472         6,082,536

18.  CONCENTRATION OF SALES:
Sales to three customers accounted for approximately 72%, 62% and 51% of revenues for the years ended June 30, 2001, 2000 and 1999, respectively.

19.  RELATED PARTY TRANSACTIONS:

A member of our Board of Directors, Eduardo Sitt, is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in PVI and is our former joint venture partner. (See Note 18 - Industry Segment, Geographic and Customer Information). In addition, as described in Note 4, we have entered into a Reorganization Agreement with Presencia en Medios and others pursuant to which we acquired Publicidad Virtual, S.A. de C.V., our former joint venture partner and current licensee, effective September 20, 2001.

A member of our Board of Directors is formerly the sole shareholder and President of Princeton Venture Research, Inc., a company that has furnished consulting services to us from time to time. This member of our Board of Directors Company is also the President of PVR Securities. On June 28, 2000, we entered into a three month agreement with PVR Securities whereby PVR Securities would act as non-exclusive financial advisor and assist us in raising additional capital. As compensation, we agreed to pay PVR Securities a cash fee equal to 5% of gross proceeds of any private sale of equity securities of PVI if the buyer was introduced by PVR Securities. In addition, PVR Securities would receive warrants to purchase twelve and one-half percent of the amount of the securities sold to any purchasers introduced to us by PVR Securities at an exercise price equal to 110% of the closing price of the equity securities sold. The agreement expired in September 2000 and was not renewed.

A member of our Board of Directors also a Managing Director and Executive Vice President of Allen & Company Incorporated, which is one of our principal shareholders and furnishes financial advisory services to us from time to time. Allen & Company received commissions in the aggregate amount of approximately $438,000, as well as warrants initially exercisable for 200,000 shares of common stock for its services rendered on our behalf in connection with the private equity offering completed in October 1999. On June 14, 2000 we entered into an agreement with Allen & Co., which was amended as of December 20, 2000, pursuant to which Allen & Co. would act as one of our financial advisors in connection with certain stock purchase transactions, including the transaction contemplated by the Reorganization Agreement between us, Presencia en Medios and others as described in Note 4 of Notes to Consolidated Financial Statements. In July 2001 we issued to Allen & Co. a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for their issuance of a fairness opinion in connection with this transaction. This warrant was issued with an expiration date of December 20, 2005, or five years from the issuance date of their fairness opinion. The value of these warrants has been calculated using the Black Scholes method and the related charge of $100,762 has been recorded within merger related costs pending the closing of the transaction. Allen & Co. received a second warrant to purchase an additional 100,000 shares of our common stock on September 20, 2001, the date the Second Closing of the Cablevision transaction took place.

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In July 1997, two of our employees, Brown F Williams and Sam McCleery, signed non-recourse promissory notes bearing an interest rate of 8.5% (the "Employee Notes") for $655,000 as consideration for the exercise of warrants to purchase 262,000 shares of common stock at an exercise price of $2.50 per share. Accordingly, a $360,250 charge to general and administrative expense was recorded in July 1997 for the excess of the fair value of our common stock in July 1997 over the exercise price of the underlying warrants. In December 1997, these employees signed non-recourse promissory notes bearing an interest rate of 8.5% (the "Tax Notes") for $169,498 as consideration for funds received for the express purpose of paying the tax liabilities incurred by each of them in connection with the exercise of their warrants. The Employees concurrently signed Pledge Agreements pursuant to which the 262,000 shares of common stock purchased were pledged to PVI. On March 20, 2001, the Compensation Committee of the Board of Directors authorized the repayment of these loans in exchange for a portion of the PVI common stock each of the employees held. As of March 20, 2001, Mr. Williams owed PVI a total of $778,711, including $597,920 in principal and $180,791 in accrued interest. As of March 20, 2001, Mr. McCleery owed PVI a total of $295,088, including $226,578 in principal and $68,510 in accrued interest. To satisfy these obligations in full, Mr. Williams exchanged 202,594 shares of common stock, 190,000 of which had been pledged as collateral on the notes. Mr. McCleery exchanged 76,772 shares of common stock, 72,000 of which had been pledged as collateral on the notes. The stock exchanged was valued at $3.8437, the closing price of the stock on the date of the offer, and satisfied in full the outstanding loan balances. Due to the uncertainty of the collectibility of the non-recourse notes, we did not record interest income on the transaction until it was settled. The total of 279,366 shares of common stock received in this transaction have been recorded as treasury stock in the shareholders' equity section of the balance sheet and are available for reissuance.

In April 1999 and May 1999, Publicidad signed promissory notes to us for $114,300 and $260,075, respectively as consideration for the equipment charge associated with two L-VIS Systems delivered to Publicidad for use in operations. The April 1999 note for $114,300 was paid in full in March 2000. Both notes were issued with an interest rate of 15% and had a term of one (1) year and three (3) years, respectively. In February 2001 and July 2001, Publicidad signed promissory notes to us for $387,047 and $764,859, respectively with respect to their payment of royalties to us. Both notes were issued with an interest rate of 10%. The February 2001 note was paid in full in August 2001 and the July 2001 note is due in February 2002

20.  CONCENTRATION OF CREDIT RISK:
We maintain our cash and cash equivalents with major financial institutions. Held to maturity securities consist of U.S. government Treasury securities.

21.  SUBSEQUENT EVENTS:

As contemplated in the Reorganization Agreement we entered into on December 28, 2000 with Presencia en Medios, S.A., and others (see Note 4 - New Agreements), we completed the sale of 2,678,353 shares of our common stock and warrants to purchase 1,536,825 shares of our common stock to Presencia en Medios, S.A. de C.V. and its subsidiary Presence in Media LLC in exchange for acquiring all of the outstanding stock of Publicidad. In connection with this transaction, a contingent service fee will become payable to Presencia thirty days after the September 20, 2001 date of acquisition of Publicidad. This fee will be accrued in the first quarter of fiscal 2002 and is expected to approximate $1.0 million.

Pursuant to the Stock and Warrant Purchase Agreement entered into on February 4, 2001, we were incorporated as a Delaware corporation on September 13, 2001. In addition, we completed the sale of 1,992,091 shares of our common stock and warrants to purchase 11,471,908 shares of our common stock to PVI Holding, LLC. In connection with this transaction, we entered into a joint collaboration and

                           PRINCETON VIDEO IMAGE. INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


license agreement with Cablevision obligating us to work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution.