Form 10-K/A
period 2001-06-30
PRINCETON VIDEO IMAGE INC
filed 2001-10-29
CIK 1009833

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

                                  609-912-9400
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                         Common Stock, $ .001 par value
                         ------------------------------
                               Title of Each Class

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
$25,811,472, based upon the last sales price on October 1, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,513,258 shares of Common Stock, $ .001 par value per share, were outstanding on October 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There are no documents incorporated by reference in this Form.


                                EXPLANATORY NOTE

         Princeton Video Image, Inc. hereby amends its Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 28, 2001, for the sole purpose of adding Items 10-13 of
Part III.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

INFORMATION REGARDING DIRECTORS

         Our current Board of Directors is comprised of the following persons who were elected to serve on our Board of Directors until the 2001 Annual Meeting of Stockholders:

                     NAME                                   AGE
                     ----                                   ---
               Brown F Williams                              60
               Dennis P. Wilkinson                           53
               Donald P. Garber                              44
               Lawrence Lucchino                             56
               Jerome J. Pomerance                           60
               Eduardo Sitt                                  70
               John B. Torkelsen                             56
               Wilt Hildenbrand                              54
               Emilio Romano                                 36
               Jaime Serra Puche                             50

         The principal occupations and business experience, for at least the past five years, of each current director are as follows:

         Brown F Williams is our co-founder and Chairman of the Board. Prior to his election as Chairman of the Board in January 1997, Mr. Williams served as our President (from July 1990 to January 1997) and Chief Executive Officer (from September 1996 to January 1997). Mr. Williams has been one of our directors since our organization in July 1990. Mr. Williams also served as our Treasurer prior to Mr. Lawrence L. Epstein's election to such office in February 1998. Mr. Williams is a senior executive with more than 25 years experience in the development of high technology products, primarily during his 20 years with RCA Laboratories, Inc. Until 1987, Mr. Williams was Vice President of David Sarnoff Research Center, Inc. with responsibility for both hardware and software contract research business. Between 1987 and 1991, Mr. Williams was active in a number of start-up companies, either as a consultant on behalf of the funding groups or as an executive employee on behalf of the managements of such companies. Mr. Williams has had significant experience in product development, product introduction and licensing in Europe and Japan, as well as in the United States. Mr. Williams serves as a director of Evergreen Solar, Inc.

         Dennis P. Wilkinson joined PVI in November 1998 as our President and Chief Executive Officer. Mr. Wilkinson was elected to our Board of Directors in December 1998. Mr. Wilkinson also serves as Chairman of our affiliate Princeton Video Image Europe, N.A. Prior to joining PVI, Mr. Wilkinson served as Senior Vice President of Marketing and Programming at Primestar, Inc., then the second largest Direct Broadcasting Satellite provider in the United States, from May 1995 through September 1998. Before joining Primestar, he was Senior Vice President of Consumer Marketing at Time Warner Entertainment/Home Box Office from 1992 to 1995.

         Donald P. Garber was elected to our Board of Directors in December 1999. Mr. Garber has been Commissioner, President and Chief Executive Officer of Major League Soccer since August 1999. Prior to such appointment, Mr. Garber served in various positions with the National Football League over the past fifteen years. Most recently he served as Senior Vice President of NFL International, the NFL's international division, where he was responsible for managing the NFL Europe league, from October 1996 to July 1999. Prior to working with NFL International, Mr. Garber was Vice President of Business Development and Special Events for NFL Properties from 1990 to 1996

         Lawrence Lucchino was elected to our Board of Directors in October 1994. Mr. Lucchino enjoys a wide variety of connections with the professional sports industry. In addition to his prior service as a member of the Board of Directors of the Washington Redskins, Mr. Lucchino served as President of the Baltimore Orioles from May 1988 until October 1993. He has been a member of the MLB Operations Committee and currently serves on the Commissioner's Blue Ribbon Task Force on Baseball Economics. Mr. Lucchino served as President and Chief Executive Officer of the San Diego Padres from December 1994 to October 2001, and has been a partner in the Washington, DC law firm of Williams & Connolly since 1978.

         Jerome J. Pomerance was elected to our Board of Directors in 1992. He has served as the President of J.J. Pomerance & Co., Inc., a firm providing strategic international business advice for product development and applications, since December 1991. Prior to his founding of that firm, Mr. Pomerance was Chief Operating Officer and Vice-Chairman of Kroll Associates, Inc., a leading corporate investigation, due diligence and crisis management firm. Before joining Kroll in 1983, he was Treasurer, and later President and Chief Executive Officer, of a group of privately held international ophthalmic companies and a director of the Optical Manufacturers Association over a period of 20 years.

         Eduardo Sitt was elected to our Board of Directors in October 1993. From 1964 until 1993, he was the principal stockholder and Chief Executive Officer of Hilaturas de Michoacon, S.A., a Mexican textile manufacturer. Mr. Sitt is a stockholder and, during the past five years, has served as a director of Grupo Financiero BBV-Probursa, a publicly held financial corporation and parent company of Mexico's fifth largest bank (Banco Bilbao Vizcaya, S.A.), a full service stock brokerage house (Casa de Bolsa BBV-Probursa) and several other financial firms. Mr. Sitt is the President and principal stockholder of, and one of the individuals designated to serve on our Board of Directors by, Presencia en Medios, S.A. de C.V. ("Presencia"), a principal stockholder of PVI. Mr. Sitt is also the Presidente del Consejo of Publicidad Virtual, S.A. de C.V. ("Publicidad"), a subsidiary of PVI. He also serves as a director of Albatros Textil, a textile manufacturer.

         John B. Torkelsen was elected to our Board of Directors in October 1995. Mr. Torkelsen has been the Manager of the General Partner (Acorn Technology Partners, LLC) of Acorn Technology Fund, L.P., a venture capital fund specializing in early stage, high technology investing since 1998. Since April 1999, Mr. Torkelsen has served as President of Princeton Technology Management, LLC, a venture capital management company. He also serves as President of PVR Securities, Inc., an affiliated NASD firm which was formed in 1987. Mr. Torkelsen founded Princeton Venture Research, Inc., an investment, banking, consulting and venture capital firm and served as its President from 1984 to 1999.

         Wilt Hildenbrand was elected to our Board of Directors in February 2001. Mr. Hildenbrand has been employed by Cablevision Systems Corporation ("Cablevision") since 1976, and currently serves as its executive vice president of engineering and technology. Mr. Hildenbrand has played a major role in the telecommunication and entertainment company's success over the past two decades. Prior to assuming his current post, Mr. Hildenbrand held the positions of senior vice president of technology and vice president of engineering support and customer relations. From 1979 to 1986, he served as director of engineering for Rainbow Media Holdings, Cablevision's programming subsidiary. He began his tenure at Cablevision as chief engineer of the company's Long Island system. Mr. Hildenbrand is the individual designated to serve on our Board of Directors by PVI Holding, LLC ("PVI Holding"), an indirect wholly owned subsidiary of Cablevision.

         Emilio Romano was elected to our Board of Directors in September 2001. In October 1998, Mr. Romano co-founded SportsYA Media Group, a sports marketing and media company focused on providing multimedia marketing solutions to clients that target the Mexican and U.S. Hispanic markets, where he served as President and Chief Executive Office from 2000 to 2001. From June 1995 to September 1998 Mr. Romano held the position of Vice President of International Operations with Grupo Televisa, S.A. de C.V., where he also served as Vice President of Corporate Development from 1995 to 1996. From 1989 until 1995, Mr. Romano served in many roles within Mexico's Ministry of Finance and Public Credit. He has held the position of Professor of Tax Law in the post-graduate program at Escuela Libre de Derecho since 1994. Mr. Romano has been a partner in the law firm of Gonzalez, Luna & Perez de Acha since 1995 and was a member of the Board of Directors of Univision Communications from 1996 until 1998. Mr. Romano serves as a director of, and is one of the individuals designated to serve on our Board by, Presencia.

         Jaime Serra Puche was elected to our Board of Directors in September 2001. Mr. Puche has been a senior partner of Serra and Associates International, a consulting firm specializing in law and economics since 1996. From 1995 to 1996, Mr. Puche was the John L. Weinberg/Goldman Sachs Visiting Professor at Princeton University. Mr. Puche served as Mexico's Secretary of Finance in 1994 and as Mexico's Secretary of Trade and Industry from 1988 to 1994. He has held several other key positions in the government of Mexico, including Undersecretary of Revenue and Chief of Staff to the Secretary of Finance. Mr. Puche was a Trustee of the Yale Corporation and currently co-chairs The President's Council on International Activities of Yale University. Mr. Puche is a member of the Board of Directors of Fondo Mexico, Grupo Ferroviario Mexicano, Tamsa, Vitro, Regional Market Makers, and Southern Peru Copper Corp. He is also a member of the Trilateral Commission and The U.S. - Mexico
Bilateral Council. Mr. Puche is one of the individuals designated to serve on our Board of Directors by Presencia

INFORMATION REGARDING OFFICERS

      EXECUTIVE                        AGE                 CAPACITIES IN WHICH SERVED                   IN CURRENT
       OFFICERS                                                                                     POSITIONS SINCE (1)
      ---------                        ---                 --------------------------           --------------------------
Brown F Williams                        60         Chairman of the Board                                   1997

Dennis P. Wilkinson (2)                 53         President, Chief Executive Officer and                  1998
                                                   Director

Samuel A. McCleery (3)                  50         Vice President of Business Development               1999 (VP),
                                                   and Assistant Secretary                         1991 (Asst. Secretary)

Lawrence L. Epstein (4)                 47         Vice President, Finance, Chief Financial                1998
                                                   Officer and Treasurer

Gene Dwyer (5)                          54         Vice President and Chief Technology                     2000
                                                   Officer

Howard J. Kennedy (6)                   52         Vice President of Convergence                           2000

         1) All officers are elected annually at the annual meeting of the Board of Directors, and serve at the pleasure of the Board.

         2) Dennis P. Wilkinson was elected to serve as our President and Chief Executive Officer in November 1998 and was also elected to our Board of Directors in December 1998.

         3) Sam McCleery was elected to serve as our Vice President of Business Development (formerly Vice President of Sales and Marketing) in October 1999. Mr. McCleery has been our Assistant Secretary since 1991. From November 1991 through September 1999, Mr. McCleery was our Vice President of Sales and Marketing. Prior to November 1991, Mr. McCleery was President of his own sports marketing and events company with clients that included the Reagan Foundation. From 1981 to 1989, Mr. McCleery served as the director of sports marketing for Prince Manufacturing, the world's largest marketer of tennis racquets. Prior to 1981, Mr. McCleery was a Director of New Business for Le Coq Sportif, a division of Adidas (France).

         4) Lawrence L. Epstein has been our Vice President, Finance, Chief Financial Officer and Treasurer since February 1998. Prior to joining PVI, Mr. Epstein was Chief Financial Officer and Vice President of Finance and Administration for Primestar Partners, L.P., then the second largest Direct Broadcast Satellite provider in the United States, where he was responsible for overall financial management as well as strategic and long-range planning. Prior to joining Primestar in March 1993, Mr. Epstein held several senior financial positions with a number of CBS, Inc. units, including the CBS Television Network, CBS News and CBS owned-and-operated stations from 1979 to 1993

         5) Gene Dwyer has been our Vice President and Chief Technology Officer since January 2000. From November 1997 through December 1999, Dr. Dwyer was our Director of Research, responsible for the algorithm architecture of the L-VIS(TM) System. Prior to joining PVI, Dr. Dwyer was the co-owner of Silhoutte Technology from 1986, which provided image processing and enhancement software for the U.S. Department of Defense.

         6) Howard J. Kennedy has been our Vice President of Convergence since January 2000. From March 1995 through December 1999, Mr. Kennedy was our Director-Principal Scientist, responsible for the technical development, evaluation and direction of new software and Internet products. Prior to joining PVI, Mr. Kennedy worked at Intel Corporation from October 1988 where he was Architect and Principal Engineer in the Multimedia Systems Technology Group.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish PVI with copies of all Forms 3, 4 and 5 they file.

         Based solely on our review of the copies of forms we have received and written representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, we believe that all of our officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2001, except that: (i) Messrs. Williams, Wilkinson, Lucchino, Pomerance, Sitt, Torkelsen, Garber, Epstein, Dwyer, McCleery, Slagle and Kennedy were each required to file a Form 5 to report his receipt of options and the repricing of certain of his outstanding options, and each of Mr. Senior and Mr. Slagle was required to file a Form 5 to report his receipt of options, which Form 5's were inadvertently filed in an untimely manner; and (ii) Mr. Torkelsen inadvertently failed to file in a timely manner a Form 4 reporting his sale of 5,000 shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended June 30, 2001, 2000, and 1999 of our chief executive officer and certain other highly compensated executive officers of PVI who were serving as executive officers at June 30, 2001 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG TERM
                                                   ANNUAL COMPENSATION          COMPENSATION
                                                   -------------------          ------------
   NAME AND PRINCIPAL
   ------------------
       POSITION
       --------                                                                   SECURITIES
                                                                                  UNDERLYING        ALL OTHER
                                      YEAR       SALARY ($)       BONUS ($)       OPTIONS (#)     COMPENSATION ($)
                                      ----       ----------       ---------       -----------     ----------------
Brown F Williams                      2001        $250,000              --         260,000(1)              --
Chairman of the Board                 2000         250,000              --         120,000                 --
                                      1999         229,167        $ 25,000              --                 --

Dennis P. Wilkinson                   2001        $315,353        $ 25,000         310,000(2)              --
President and Chief  Executive        2000         290,737          12,500         120,000                 --
Officer                               1999         161,474          25,000         400,000                 --


Lawrence L. Epstein                   2001        $160,000              --         145,000(3)        $  3,250(4)
Vice President, Finance and           2000         154,167              --          10,000                 --
Chief Financial Officer               1999         150,000              --              --                 --


Samuel A. McCleery                    2001        $160,000              --          85,000(5)        $ 31,838(6)
Vice President of Business            2000         154,167        $ 15,000              --                 --
Development                           1999         150,000              --              --                 --


Paul Slagle(7)                        2001        $175,000        $110,000          35,000           $  5,100(8)
Vice President of Sales and           2000        $123,958        $ 35,000          65,000                 --
Marketing                             1999              --              --              --                 --

    (1) Includes 250,000 shares underlying outstanding options that were repriced on February 2, 2001.

    (2) Includes 300,000 shares underlying outstanding options that were repriced on February 2, 2001.

    (3) Includes 110,000 shares underlying outstanding options that were repriced on February 2, 2001

    (4)  Represents the amount we contributed to the 401(k) Plan on his behalf.

    (5) Includes 50,000 shares underlying outstanding options that were repriced on February 2, 2001.

    (6) Includes $23,963 in sales commissions paid to him, and the $7,875 we contributed to the 401(k) Plan on his behalf.

    (7)  Mr. Slagle resigned effective October 12, 2001.

    (8) Includes $725 in sales commissions paid to him, and the $4,375 we contributed to the 401(k) Plan on his behalf.

         The following table sets forth certain information concerning grants of stock options during the fiscal year ended June 30, 2001 to the Named Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       Percentage of
                                                       Total Options
                            Number of Securities        Granted to
                             Underlying Options        Employees in      Exercise or Base    Expiration            Grant Date
           Name                    Granted              Fiscal 2001       Price per Share       Date             Present Value(1)
           ----                    -------              -----------       ---------------       ----             ----------------
Brown F Williams                      10,000(2)                1.50%              $4.38       8/3/2010                $   42,100
                                     250,000(3)               37.50%              $4.38       2/2/2011                $1,093,750

Dennis P. Wilkinson                   10,000(2)                1.50%              $4.38       8/3/2010                $   42,100
                                     300,000(3)               45.00%              $4.38       2/2/2011                $1,312,500

Paul Slagle                                 (4)                5.26%              $1.58     1/10/2002(5)              $   51,415

Samuel A. McCleery                    35,000(6)                5.26%              $1.58      12/14/2010               $   51,415
                                      50,000(3)                7.50%              $4.38       2/2/2011                $  218,750

Lawrence L. Epstein                   35,000(6)                5.26%              $1.58      12/14/2010               $   51,415
                                     110,000(3)                16.5%              $4.38       2/2/2011                $  481,250

    (1) The calculation of the grant date valuation is based on the Black-Scholes method.

    (2) Option vested over one (1) year in equal monthly installments and was fully exercisable on August 3, 2001.

    (3) Represents shares underlying outstanding options that were repriced on February 2, 2001. Options vest over three (3) years in equal monthly installments commencing on February 2, 2001.

    (4) Mr. Slagle received an option to purchase 35,000 shares of our common stock on December 14, 2000. This option vested over three years in equal monthly installments, and on October 12, 2001, the effective date of Mr. Slagle's resignation, options for 8,750 shares had vested. Upon Mr. Slagle's resignation the remaining unvested options for 26,250 shares were cancelled.

    (5) The original expiration date of December 14, 2010 was accelerated due to Mr. Slagle's resignation effective October 12, 2001.

    (6) Option vests over three (3) years in equal monthly installments commencing December 14, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

        The following table sets forth certain information with respect to the exercise of options to purchase common stock during the fiscal year ended June 30, 2001 by the Named Officers and unexercised options to purchase common stock held by the Named Officers at June 30, 2001.

                                                                       Number of
                                                                  Securities Underlying                     Value of
                                Shares                             Unexercised Options               Unexercised In-the-Money
                               Acquired       Value                Held at June 30,2001           Options Held at June 30, 2001(1)
                                 On         Realized               --------------------           --------------------------------
       Name                  Exercise (#)     ($)             Exercisable      Unexercisable      Exercisable       Unexercisable
       ----                  ------------     ---             -----------      -------------      -----------       -------------
Brown F Williams                  -            -                 56,110           223,890           $ 31,614          $151,126
Dennis P. Wilkinson               -            -                233,888           296,112            119,236           194,654
Paul Slagle                       -            -                 43,749            56,251             33,966           111,014
Lawrence L. Epstein               -            -                 18,053           126,947             28,489           167,211
Samuel A. McCleery                -            -                 31,387            73,613             74,989           131,211

(1) Based on the closing price on the Nasdaq National Market on June 30, 2001:
$5.05.


COMPENSATION OF DIRECTORS

         Directors do not receive cash compensation for serving on the Board of Directors or any committee of the Board. On July 1 of each year, each director receives an automatic grant of an option to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of the grant. The option vests in monthly installments so long as the director continues to serve as a director. During the fiscal year ended June 30, 2001, PVI granted, subject to certain conditions (including, without limitation, conditions relating to vesting), options to purchase 10,000 shares of common stock, to each of the directors who were serving as such on July 1, 2000. All directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

EMPLOYMENT AGREEMENTS WITH NAMED OFFICERS

         In January 1997, PVI and Mr. Williams entered into an employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. Williams; provided, however, that Mr. Williams' term of employment will be automatically extended for a period of three years following a change in control of PVI. Pursuant to such agreement, Mr. Williams' base salary was $225,000 per year, subject to increases at the discretion of the Board of Directors. Mr. Williams is eligible for an annual bonus based on performance measures determined by the Compensation Committee. In accord with the provisions of the agreement, in April 1999 the Board of Directors approved an increase in Mr. Williams base salary to $250,000, effective May 1, 1999, and awarded Mr. Williams a bonus of $25,000 during the fiscal year ended June 30, 2000. Mr. Williams did not receive an increase in base salary or bonus during the fiscal year ended June 30, 2001. In the event Mr. Williams' employment is terminated by PVI without cause or in the event Mr. Williams terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of two years or the remainder of his then current term of employment.

         In November 1998, PVI and Mr. Wilkinson entered into a three-year employment agreement that provides for automatic renewal for three year periods and permits us to terminate the agreement upon 90 days' prior notice to Mr. Wilkinson. Pursuant to the employment agreement, Mr. Wilkinson's base salary is $275,000 per year, subject to an increase of $25,000 per year at the discretion of the Board of Directors. In addition, Mr. Wilkinson is eligible to receive a bonus of $25,000 at the end of each year based on performance measures determined by the Board of Directors. In accord with the provisions of the agreement, in each of December 1999 and December 2000 the Board of Directors approved a $25,000 increase in Mr. Wilkinson's base salary effective November 1999 and November 2000 respectively, and as of June 2001, Mr. Wilkinson's base salary was $325,000. In December 2000, Mr. Wilkinson was awarded a bonus of $25,000. In the event Mr. Wilkinson's employment is terminated by PVI without cause, he is entitled to receive his then current salary for a period equal to the remainder of his then current term of employment (but in no case less than 12 months).

         In March 1997, PVI and Mr. McCleery entered into an employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. McCleery; provided, however, that Mr. McCleery's term of employment will be automatically extended for a period of three years following a change in control of PVI. Pursuant to such agreement, Mr. McCleery's base salary was $150,000 per year, subject to increases at the discretion of the Board of Directors. Mr. McCleery is eligible for an annual bonus based on performance measures determined by the Compensation Committee of the Board of Directors. In accord with the provisions of the agreement, the Board of Directors approved an increase in Mr. McCleery's base salary to $160,000, effective January 1, 2000 and awarded Mr. McCleery a bonus of $15,000. In the event Mr. McCleery's employment is terminated by PVI without cause or in the event Mr. McCleery terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of two years or the remainder of his then current term of employment.

         In February 1998, PVI and Mr. Epstein entered into an employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. Epstein. Pursuant to the employment agreement, Mr. Epstein's base salary was $150,000 per year, subject to increases at the discretion of the Board of Directors. Mr. Epstein is eligible for an annual bonus based on performance measures determined by the Compensation Committee of the Board of Directors. In accord with the provisions of the agreement, the Board of Directors approved an increase in Mr. Epstein's base salary to $160,000, effective January 1, 2000. In the event Mr. Epstein's employment is terminated by PVI without cause, he is entitled to receive his then current salary for a period of six months. In the event Mr. Epstein terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of six months or the remainder of his then current term of employment.

         In October 1999, PVI and Mr. Slagle entered into an employment agreement that provided for automatic annual renewal and permitted us to terminate the agreement upon 90 days' prior notice to Mr. Slagle. Pursuant to the employment agreement, Mr. Slagle's base salary was $175,000 per year, subject to increase at the discretion of the Board of Directors. Mr. Slagle received a signing bonus in the amount of $70,000 which was paid in two installments: $35,000 thirty days after his date of hire and $35,000 in October 2000, the first anniversary of his date of hire. In addition, Mr. Slagle was eligible for and received a bonus of $75,000 in October 2000, upon the satisfactory completion of his first year of employment. Pursuant to the agreement, Mr. Slagle received an option to purchase 65,000 shares of common stock. In the event Mr. Slagle's employment was terminated by PVI without cause, he was entitled to receive his then current salary for a period of three months. In the event Mr. Slagle terminated his employment due to a detrimental change in the nature of scope of his employment or duties, he was entitled to receive his then current salary for a period of three months. Mr. Slagle resigned effective October 12, 2001, under circumstances which did not require payment of any such amounts by PVI.

         In addition to provisions in the above-described employment agreements requiring each individual to maintain the confidentiality of our company's information and assign inventions to PVI, such executive officers have agreed that during the terms of their employment agreements and for two years thereafter, they will not compete with us by engaging in any capacity in any business which is competitive with the business of PVI.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The persons who served as members of the Compensation Committee of the Board of Directors during the fiscal year ended June 30, 2001 were Enrique F. Senior (who resigned effective October 7, 2001), John B. Torkelsen, Donald P. Garber and Wilt Hildenbrand (who served from the date of his election to the Board in February 2001). None of the members of the Compensation Committee was an officer, former officer or employee of PVI.

         In August 2000, we offered to exchange shares of our Series A preferred stock and Series B preferred stock for shares of our common stock. In accordance with the terms of the exchange offer, the holders of the Series A preferred stock and the Series B preferred stock that elected to exchange their shares received 1.2494 shares and 1.3296 shares of common stock, respectively, for each share of the applicable series of preferred stock exchanged. In the exchange offer, Princeton Valuation Consultants LLC, of which Mr. Torkelsen is the sole shareholder, exchanged 5,200 shares of Series B preferred stock for 6,914 shares of common stock. Pamela R. Torkelsen, Mr. Torkelsen's wife, exchanged 1,000 shares of Series B preferred stock for 1,329 shares of common stock.

401(k) Plan

         We have adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering our employees. Pursuant to the 401(k) Plan, employees may elect to defer up to the lesser of: (i) 20% of their annual compensation each year; or (ii) the statutorily prescribed annual limit ($10,500 in 2001), and have the deferred amount contributed to the 401(k) Plan. We will match 50% of an employee's elective deferral contributions with an equal amount of our common stock, up to a maximum annual match of 2.5% of the employee's compensation earned while his or her deferral agreement is in effect. Contributions by both PVI and employees to the Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan that are attributable to participants' elective deferral contributions in designated investment options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There were, as of October 1, 2001, 352 holders of record of our common stock. The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 1, 2001, except as otherwise set forth below, (i) by each person who is known to PVI to beneficially own more than 5% of our common stock, (ii) by each current director, (iii) by each Named Officer, and (iv) by all current directors and executive officers as a group.

                                              Common Stock Beneficially
                                                       Owned (1)
Name of Beneficial Owner                                Number              Percent
------------------------                                ------              -------
PVI Holding, LLC (2) .....................            15,471,908             55.29%
c/o Cablevision Systems Corporation
1111 Stewart Avenue
Bethpage, NY 11714

Allen & Company Incorporated (3) .........             1,432,830              8.06%
Allen Holding Inc.
Herbert A. Allen
711 Fifth Avenue
New York, NY 10020

Eduardo Sitt (4) .........................                43,333                 *
c/o Presencia en Medios, S.A. de C.V
Paseo de las Palmas
No. 735, desp. 206
11000 Mexico, DF

Presencia en Medios, S.A. de C.V. (5) ....             4,758,445             26.43%
Paseo de las Palmas
No. 735, desp. 206
11000 Mexico, DF

Brown F Williams (6) .....................               476,646              2.84%
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Jerome J. Pomerance (7) ..................               203,175              1.23%
c/o J.J. Pomerance & Co.
730 Third Avenue
Suite 4602
New York, NY 10017

Dennis P. Wilkinson (8) ..................               308,332              1.83%
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

                                              Common Stock Beneficially
                                                       Owned (1)
Name of Beneficial Owner                                Number              Percent
------------------------                                ------              -------
John B. Torkelsen (9) ....................               125,118                 *
c/o Acorn Technology Fund, L.P.
5 Vaughn Drive
Princeton, NJ 08540

Samuel A. McCleery (10) ..................               166,622              1.00%
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Lawrence Lucchino (11) ...................               123,333                 *
7979 Ivahoe Avenue
Suite 540
La Jolla, CA 92037

Donald P. Garber (12) ....................                23,333                 *
c/o Major League Soccer
110 East 42nd Street
10th Floor
New York, NY 10017

Lawrence L. Epstein (13) .................                38,193                 *
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Paul William Slagle (14) .................                52,083                 *
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Wilt Hildenbrand (15) ....................                 6,666                 *
c/o Cablevision Systems Corporation
1111 Stewart Avenue
Bethpage, NY 11714-3581

Jaime Serra Puche (16) ...................                 1,667                 *
c/o Presencia en Medios. S.A. de C.V
Paseo de las Palmas
No. 735, desp. 206
11000 Mexico, DF

                                              Common Stock Beneficially
                                                       Owned (1)
Name of Beneficial Owner                                Number              Percent
------------------------                                ------              -------
Emilio Romano (17) .......................                 1,667                 *
c/o Presencia en Medios. S.A. de C.V
Paseo de las Palmas
No. 735, desp. 206
11000 Mexico, DF


All directors and executive officers as a
group (13 persons) (18) ..................             1,682,575              9.55%

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

         Applicable percentage of ownership is based on 16,513,258 shares of common stock outstanding as of October 1, 2001.

(2) Includes 4,000,000 shares of common stock held of record by PVI Holding, the indirect wholly-owned subsidiary of Cablevision, and Cablevision may be deemed the beneficial owner of the shares of our common stock owned by PVI Holding. Also includes warrants to purchase 11,471,908 shares of common stock. The warrants are exercisable for three years from September 20, 2001 at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively.

(3) Includes 174,604 shares of common stock and 1,258,226 shares of common stock underlying currently exercisable warrants. Does not include shares of common stock held by Allen & Co. in its capacity as a market maker or shares of common stock held directly by certain officers, directors or employees of Allen & Co. Allen Holding Inc., the holder of all of the outstanding stock of Allen & Co., and Herbert A. Allen, the controlling stockholder of Allen Holding Inc., may be deemed, consistent with applicable rules, the beneficial owner of the securities held by Allen & Co. Of the warrants held by Allen & Co., the exercise price is $8.00 per share (478,226 shares), $8.40 per share (380,000 shares), $2.31 per share (100,000 shares), $3.91 per share
         (100,000 shares) and $6.05 per share (200,000 shares), respectively. The warrants expire on April 15, 2004 (450,000 shares), February 9, 2006 (28,226 shares), December 19, 2002 (380,000 shares), December 20,
         2006 (100,000 shares), September 20, 2006 (100,000 shares) and October 22, 2006 (200,000 shares), respectively.

(4) Includes 43,333 shares of common stock underlying options that were exercisable within 60 days of October 1, 2001. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009, options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 3,333 shares exercisable at $5.05 per share expire on July 1, 2011. Mr. Sitt is Chairman of the Board and President of Presencia. Mr. Sitt disclaims beneficial ownership of any securities of PVI held by Presencia.

(5) Includes 721,326 shares of common stock and 582,820 shares of common stock underlying warrants that were exercisable within 60 days of October 1, 2001. Includes 2,544,435 shares of common stock and warrants to purchase 909,864 shares of common stock that were exercisable within 60 days of October 1, 2001, which are held by Presence in Media LLC, of which Presencia owns directly or indirectly 100% interest. Does not include shares of common stock held directly by officers, directors or employees of Presencia. Of the warrants beneficially held by Presencia, the exercise price is $8.00 per share (198,979 shares), $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively (500,000 shares) and within the range of $2.31 to $12.12 per share (793,705 shares). The warrants expire on April 15, 2004 (153,767 shares), March 28, 2006 (24,000 shares), September 20,
         2004 (500,000 shares), and at various times between December 16, 2002 and January 1, 2007 (814,917 shares).

(6) Includes 12,401 shares of common stock held by Mr. Williams as custodian for Bronwyn Williams, his minor daughter. Also includes 117,647 shares of common stock and 295,832 shares of common stock underlying options that were exercisable within 60 days of October 1, 2001. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 62,499 shares exercisable at $4.38 per share expire on February 1, 2011; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; options for 3,333 shares exercisable at $5.05 per share expire on July 1, 2011; and options for 200,000 shares exercisable at $3.22 per share expire on September 20, 2011. Does not include 5,000, 4,120 and 2,200 shares of common stock owned by Mr. Williams' brother, Mr. Williams' adult daughter, and a trust of which Mr. Williams' mother is a beneficiary, respectively. Mr. Williams disclaims beneficial ownership of the shares of common stock that are held by him as custodian for his minor daughter.

(7) Includes 20,000 shares of common stock owned by J.J. Pomerance & Co., Inc. of which Mr. Pomerance is the President. Also includes 129,842 shares of common stock and 53,333 shares of common stock underlying options that were exercisable within 60 days of October 1, 2001. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; options for 10,000 shares exercisable at $4.38 per share expire on July 29, 2003; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 3,333 shares exercisable at $5.05 per share expire on July 1, 2011.

(8) Includes 308,332 shares of common stock underlying options granted to Mr. Wilkinson that were exercisable within 60 days of October 1, 2001. Of these, options for 200,000 shares exercisable at $4.56 per share expire on November 23, 2008; options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 74,999 shares exercisable at $4.38 per share expire on February 1, 2011; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 3,333 shares exercisable at $5.05 per share expire on July 1, 2011.

(9) Includes 7,321 shares of common stock owned by Pamela R. Torkelsen, Mr. Torkelsen's wife. Also includes 6,914 shares of common stock and 48,200 shares of common stock underlying currently exercisable warrants owned by Princeton Valuation Consultants, L.L.C., a company of which Mr. Torkelsen is the sole member. Also includes 19,350 shares of common stock owned by Acorn Technology Fund, L.P., a limited partnership of which Acorn Technology Partners,

         L.L.C. is the general partner. Mr. Torkelsen is the Manager of Acorn Technology Partners. Includes 43,333 shares of common stock underlying options that were exercisable within 60 days of October 1, 2001. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 3,333 shares exercisable at $5.05 per share expire on July 1, 2011. Mr. Torkelsen disclaims beneficial ownership of the shares of common stock that are owned by Mrs. Torkelsen. Of the warrants held by Princeton Valuation Consultants, the exercise price is $8.00 per share (28,200 shares) and $4.50 per share (20,000 shares), respectively. The warrants expire on September 3, 2005 (26,000 shares) and April 29, 2004 (22,200 shares), respectively.

(10) Includes 1,228 shares of common stock, 47,200 shares of common stock underlying currently exercisable warrants and 118,194 shares of common stock underlying options granted to Mr. McCleery that were exercisable within 60 days of October 1, 2001. Of these, options for 20,000 shares exercisable at $2.50 per share expire on September 3, 2007; options for 10,695 shares exercisable at $1.58 per share expire on December 14, 2010; options for 12,499 shares exercisable at $4.38 per share expire on February 1, 2011; and options for 75,000 shares exercisable at $3.22 per share expire on September 20, 2011. The exercise price of the warrants is $8.00 per share. The warrants expire on November 3, 2003 (13,600 shares), September 15, 2003 (20,000 shares) and November 4, 2004 (13,600 shares), respectively.

(11) Includes 80,000 shares of common stock underlying options owned by LL Sports Inc. that were exercisable within 60 days of October 1, 2001. Mr. Lucchino controls LL Sports Inc. These options are exercisable at $8.00 per share and expire on January 1, 2004. Also includes 43,333 shares of common stock underlying options that were exercisable within 60 days of October 1, 2001. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; and options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 3,333 shares exercisable at $5.05 per share expire on July 1, 2011.

(12) Includes 23,333 shares of common stock underlying options granted to Mr. Garber that were exercisable within 60 days of October 1, 2001. Of these, options for 10,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 3,333 shares exercisable at $5.05 per share expire on July 1, 2011.

(13) Includes 38,193 shares of common stock underlying options granted to Mr. Epstein that were exercisable within 60 days of October 1, 2001. Of these, options for 10,695 shares exercisable at $1.58 per share expire on December 14, 2010; options for 27,498 shares exercisable at $4.38 per share expire on February 1, 2011.

(14) Includes 52,083 shares of common stock underlying options granted to Mr. Slagle that were exercisable within 60 days of October 1, 2001. Of these, options for 43,333 shares are exercisable at $4.69 per share and options for 8,750 are exercisable at $1.58 per share. The expiration date on all 43,333 options is January 10, 2002, as a result of Mr. Slagle's resignation effective October 12, 2001.

(15) Includes 6,666 shares of common stock underlying options granted to Mr. Hildenbrand that were exercisable within 60 days of October 1, 2001. These options are exercisable at $5.05 per share and expire on July 1, 2011.

(16) Includes 1,667 shares of common stock underlying options granted to Mr. Puche that were exercisable within 60 days of October 1, 2001. These options are exercisable at $2.99 per share and expire on July 1, 2011.


(17) Includes 1,667 shares of common stock underlying options granted to Mr. Romano that were exercisable within 60 days of October 1, 2001. These options are exercisable at $2.99 per share and expire on July 1, 2011.

(18) Includes 95,400 shares of common stock underlying warrants. Includes 1,103,006 shares of common stock underlying options that were exercisable within 60 days of October 1, 2001. Does not include securities beneficially owned by Paul Slagle, who resigned effective October 12, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


TRANSACTIONS WITH MANAGEMENT AND OTHERS

Cablevision

         In February 2001, we entered into a stock and warrant purchase agreement with PVI Holding, the indirect wholly owned subsidiary of Cablevision. The transaction contemplated by the stock and warrant purchase agreement (the "Cablevision Transaction") was completed in two parts. At the first closing under the agreement held in February 2001, PVI Holding purchased 2,007,909 shares of our common stock for approximately $5 million. At the second closing under the agreement held in September 2001, PVI Holding purchased an additional 1,992,091 shares of our common stock and warrants to purchase 11,471,908 shares of our common stock for an aggregate purchase price of approximately $5 million. If we issue securities in the future, PVI Holding will have the preemptive right to purchase sufficient shares of our common stock to maintain its percentage of ownership as of the date of exercise. For so long as PVI Holding beneficially owns at least 75% of its original investment, it has the right to designate one director to our Board.

         In connection with the Cablevision Transaction, PVI and Cablevision executed a license agreement granting Cablevision and its affiliates the right to use our L-VIS(TM) System and related proprietary rights in its businesses. Under the terms of the agreement, we received a payment of $2.5 million and $5 million in February and September 2001, respectively. The royalties and other payments due to PVI under the license agreement (and under the joint collaboration and license agreement described below) are creditable against these up-front license payments. The license agreement provides that we will receive royalties based on Cablevision's revenues from use of the L-VIS(TM) System, an equipment fee equal to our direct costs of manufacturing each L-VIS(TM) System we provide under the license and enhancement fees for electronic insertions for which Cablevision does not receive revenues based on our direct costs of providing such insertions. If PVI terminates the license for any reason, the unused portion of the upfront payment and the undepreciated value of the equipment are refundable to Cablevision.

         Also in connection with the Cablevision Transaction, we entered into a joint collaboration and license agreement with Cablevision, pursuant to which we work together to develop technology to promote interactive use of and targeted advertising in video delivery systems at various points in the distribution system. In furtherance of the agreement, PVI and Cablevision are cross-licensing to each other, on a non-exclusive basis, our current technologies for use in the development phase of the project. For products and technology developed under the agreement and which relate to interactive and enhancement products specifically for use with television distribution, Cablevision will pay us a royalty based on related revenues. We received a license to use, commercialize and sub-license and Cablevision received a license to use any technology and products developed under the joint collaboration and license agreement.

         In addition, pursuant to the terms of a registration rights agreement entered into in connection with the Cablevision Transaction, PVI Holding was granted "piggyback" registration rights to participate in other registrations of our securities which we may undertake, and the right to demand registration of its securities for resale under the Securities Act of 1933 on six occasions. Such registration rights are subject to certain notice requirements, timing restrictions and volume limitations that may be imposed by the underwriter of an offering. In addition, PVI Holding has the option to adopt, in lieu of these registration rights, the registration rights granted to any other person in the future by PVI.


Presencia

         In December 2000, we entered into a reorganization agreement with Presencia and certain of its affiliates, which agreement was later amended on February 4, 2001. On September 20, 2001 we completed the transaction contemplated by the reorganization agreement (the "Presencia Transaction"), in accordance with which Presencia and its affiliates sold their shares of Publicidad to us and our affiliate Princeton Video Image Latin America, LLC, and Publicidad became our wholly-owned, indirect subsidiary. In consideration for the shares of Publicidad capital stock, we issued to Presencia and its affiliate Presence in Media LLC an aggregate of 2,678,353 shares of our common stock and warrants to purchase an aggregate of 1,036,825 shares of our common stock.

         Under the terms of the reorganization agreement, Presencia will receive additional compensation for consulting services and incentives based on Publicidad's future performance, and the right to designate a maximum of three directors to our Board. In addition, pursuant to the terms of a registration rights agreement entered into in connection with the Presencia Transaction, Presencia and certain of its affiliates were granted "piggyback" registration rights to participate in other registrations of our securities which we may undertake, and the right to demand registration of their securities for resale under the Securities Act of 1933 on five occasions. Such registration rights are subject to certain notice requirements, timing restrictions and volume limitations that may be imposed by the underwriter of an offering.

         On September 20, 2001, Presencia received warrants to purchase 500,000 shares of our common stock as partial consideration for waiving the participation rights granted to it under the reorganization agreement with respect to the issuance of securities in connection with the Cablevision Transaction.

         Eduardo Sitt, a member of a Board of Directors, is a principal stockholder and President of Presencia.

Publicidad

         Since its inception, Publicidad has used PVI's proprietary technology under a license agreement (which was amended and restated as of January 1, 1999) to service its client base. Under the license agreement between PVI and Publicidad, Publicidad has been authorized to sub-license the use of PVI's proprietary systems and information to other entities and individuals desiring to enter into the real-time video insertion business. Publicidad is responsible for oversight of and for collection of the royalty payments from, the sub-licensee, and is required to pay to PVI a percentage of the royalties it receives. In the fiscal year ended June 30, 2001, such amount was $2,142,927.

         Eduardo Sitt, a member of our Board of Directors, serves as President of Publicidad. Mr. Sitt's son, David Sitt, provides consulting services to Publicidad indirectly through his relationship with DASI,

S.A., a Mexico corporation of which he is a principal stockholder and for which he works as an independent consultant.

Allen & Co.

         Allen & Co, one of our principal stockholders, furnished financial advisory services to us from time to time. On June 14, 2000 we entered into an agreement with Allen & Co., which was amended as of December 20, 2000, pursuant to which Allen & Co. would act as one of our financial advisors in connection with certain stock purchase transactions, including the December 2000 transaction with Presencia (the "Presencia Transaction"). See "Certain Relationships and Related Transactions - Presencia". In July 2001, we issued to Allen & Co. a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for its issuance of a fairness opinion in connection with the Presencia Transaction. This warrant was issued with an expiration date of December 20, 2005, or five years from the issuance date of their fairness opinion. On September 20, 2001, Allen & Co. received a warrant to purchase an additional 100,000 shares of our common stock at $3.91 in connection with the completion of the Presencia Transaction. See "Certain Relationships and Related Transactions - Presencia". We granted to Allen & Co. registration rights that, subject to certain conditions and limitations, give Allen & Co. the one-time right, commencing October 20, 2000 (200,000 shares), December 20, 2000 (100,000 shares) and September 20, 2001 (100,000 shares), to require us to register not less than 50% of such shares.

Indebtedness of Management

         Brown F Williams, the Chairman of our Board of Directors, exercised a warrant to purchase 190,000 shares of common stock in July 1997 in exchange for his non-recourse promissory note in the principal amount of $475,000, the aggregate purchase price of the shares of common stock underlying such warrants. Such note had a term of five years. In December 1997, Mr. Williams signed an additional non-recourse promissory note in the amount of $122,920 as consideration for money received for the express purpose of paying the tax liabilities incurred by him in connection with the exercise of the warrant. Such note was payable upon the earlier of (i) the first anniversary of the date on which Mr. Williams pledged shares became freely transferable and (ii) the date on which Mr. Williams disposes any interest in any share of capital stock of PVI for consideration. Both notes had an annual interest rate of 8.5% and were secured by a pledge of his shares. Mr. Williams was required to assign to PVI any cash or marketable securities received with respect to such pledged shares. On March 20, 2001, the Compensation Committee of the Board of Directors authorized the repayment of the notes by delivery of a portion of the PVI common stock Mr. Williams held. As of March 20, 2001, Mr. Williams owed PVI a total of $778,711 in principal and interest under the notes. To satisfy this obligation in full, Mr. Williams delivered 202,594 shares of common stock to PVI on March 20, 2001.

         Samuel A. McCleery, our Vice President of Business Development, exercised a warrant to purchase 72,000 shares of common stock in July 1997 in exchange for his non-recourse promissory note in the principal amount of $180,000, the aggregate purchase price of the shares of common stock underlying such warrants. In December 1997, Mr. McCleery signed an additional non-recourse promissory note in the amount of $46,580 as consideration for money received for the express purpose of paying the tax liabilities incurred by him in connection with the exercise of the warrant The terms of such notes, and of the pledge of such shares that secures Mr. McCleery's obligations under the notes, are identical to those of Mr. Williams' notes and pledge. On March 20, 2001, the Compensation Committee of the Board of Directors authorized the repayment of these notes by delivery of a portion of the PVI common stock Mr. McCleery held. As of March 20, 2001, Mr. McCleery owed PVI a total of $295,088 in principal and interest under the notes. To satisfy this obligation in full, Mr. McCleery delivered 76,772 shares of common stock to PVI on March 20, 2001.

Exchange Offer

         In August 2000, we offered to exchange shares of our Series A preferred stock and Series B preferred stock for shares of our common stock. In accordance with the terms of the exchange offer, the holders of the Series A preferred stock and the Series B preferred stock that elected to exchange their shares received 1.2494 shares and 1.3296 shares of common stock, respectively, for each share of the applicable series of preferred stock exchanged. In the exchange offer, Presencia, of which Mr. Sitt is the President and a principal shareholder, exchanged 6,041 shares of Series B preferred stock for 8,032 shares of common stock. Princeton Valuation Consultants LLC, of which Mr. Torkelsen is the sole shareholder, exchanged 5,200 shares of Series B preferred stock for 6,914 shares of common stock. Pamela R. Torkelsen, Mr. Torkelsen's wife, exchanged 1,000 shares of Series B preferred stock for 1,329 shares of common stock. Brown F Williams exchanged 700 shares of Series A preferred stock for 874 shares of common stock.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRINCETON VIDEO IMAGE, INC.

                                            By: /s/ Brown F Williams
                                            -----------------------------------
                                            Brown F Williams
                                            Chairman of the Board

                                            Date: October 22, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                                         DATE
----------                           -----                                         ----
/s/ Brown F Williams                 Chairman of the Board                         October 22, 2001
-------------------------------      (principal executive officer)
Brown F Williams

/s/ Dennis P. Wilkinson              President, Chief Executive Officer            October 19, 2001
-------------------------------      and Director
Dennis P. Wilkinson

/s/ Lawrence L. Epstein              Chief Financial Officer and Vice President    October 22, 2001
-------------------------------      of Finance
Lawrence L. Epstein                  (principal financial officer and principal
                                     accounting officer)


/s/ John B. Torkelsen                Director                                      October 24, 2001
-------------------------------
John B. Torkelsen

 /s/ Lawrence Lucchino               Director                                      October 22, 2001
-------------------------------
Lawrence Lucchino

/s/ Jerome J. Pomerance              Director                                      October 22, 2001
-------------------------------
Jerome J. Pomerance

/s/ Eduardo Sitt                     Director                                      October 24, 2001
-------------------------------
Eduardo Sitt

/s/ Donald P. Garber                 Director                                      October 22, 2001
-------------------------------
Donald P. Garber

/s/ Wilt Hildenbrand                 Director                                      October 23, 2001
-------------------------------
Wilt Hildenbrand

                                     Director                                      October __, 2001
-------------------------------
Emilio Romano

                                     Director                                      October __, 2001
-------------------------------
Jaime Serra Puche