Form 10-Q
period 2001-09-30
PRINCETON VIDEO IMAGE INC
filed 2001-11-14
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934.

FOR THE TRANSITION PERIOD FROM _________________ TO __________________

COMMISSION FILE NUMBER 000-23415

                           PRINCETON VIDEO IMAGE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                      22-3062052
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               15 Princess Road, Lawrenceville, New Jersey, 08648
                    (Address of Principal Executive Offices)

                                  609-912-9400
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The aggregate number of shares of the issuer's common stock outstanding on November 9, 2001 was 17,128,643.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                         September 30,         June 30,
                                                                            2001                 2001
                                                                         ------------         ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                             $  9,884,520         $  2,672,228
   Restricted securities held to maturity                                      60,347               60,347
   Available for sale securities                                              183,567              314,943
   Accounts receivable                                                      1,835,946            1,308,486
   License rights                                                             200,000              350,000
   Prepaid expenses                                                           417,718              129,302
   Other current assets                                                       546,127              215,230
                                                                         ------------         ------------
              Total current assets                                         13,128,225            5,050,536
Property and equipment, net                                                 3,245,883            2,995,688
Patents, net                                                                  557,544              555,857
Other intangible assets                                                     3,200,000                   --
Goodwill                                                                    4,714,801                   --
Investment in/Advances to Revolution Company LLC                              668,231              735,757
Acquisition related costs                                                          --              706,501
Cablevision deferred revenue credit                                         4,350,261            1,137,178
Other assets                                                                  230,486              113,890
                                                                         ------------         ------------
                   Total assets                                          $ 30,095,431         $ 11,295,407
                                                                         ============         ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  MINORITY INTEREST and SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                 $  6,224,438         $  4,077,913
   Notes payable                                                              523,330         $         --
   Related party payable                                                    1,484,799
   Unearned revenue                                                           178,673              418,304
                                                                         ------------         ------------
              Total current liabilities                                     8,411,240            4,496,217
Unearned revenue                                                              205,545              611,810
Cablevision prepaid royalty fees                                            7,500,000            2,500,000
Other liabilities                                                              47,466               33,034
                                                                         ------------         ------------
              Total liabilities                                            16,164,251            7,641,061
                                                                         ------------         ------------
Commitments and contingencies (Note 16)
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable,
     $4.50 par value, authorized 167,000 shares;
     issued and outstanding 11,363 shares at
     September 30 and June 30, 2001, redemption
     value equal to carrying value (par plus all
     accrued but unpaid dividends)                                             77,984               77,217

   Cumulative, Series B, conditionally redeemable,
     $5.00 par value, authorized 93,300 shares;
     issued and outstanding 12,834 shares at
     September 30 and June 30, 2001, redemption
     value equal to carrying value (par plus all
     accrued but unpaid dividends)                                             94,000               93,038
                                                                         ------------         ------------
              Total redeemable preferred stock                                171,984              170,255
Minority interest                                                              44,676               94,279
Shareholders' Equity:
   Common stock, no par value; $.005 stated value;
     authorized 40,000,000 shares;
     16,513,258 and 11,841,647 shares issued
     and outstanding, net of 279,366 treasury shares
     at par at September 30 and
     June 30, 2001, respectively                                               82,563               59,206
   Additional paid-in capital                                              78,491,923           65,834,688
   Less: Related party notes receivable                                       (18,124)             (60,437)
         Deferred compensation                                               (122,889)                  --
         Other comprehensive (loss) income                                     55,677              (38,560)
   Accumulated deficit                                                    (64,774,630)         (62,405,085)
                                                                         ------------         ------------
              Total shareholders' equity                                   13,714,520            3,389,812
                                                                         ------------         ------------
                   Total liabilities, redeemable preferred stock,
                   minority interest and shareholders' equity            $ 30,095,431         $ 11,295,407
                                                                         ============         ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             For the three months ended
                                                                  September 30,
                                                       --------------------------------
                                                             2001              2000
Royalties and license fees                             $    952,919         $   584,910
Advertising and production revenue                          705,988             734,347
                                                       --------------------------------
              Total revenue                               1,658,907           1,319,257
Costs and expenses:
   Sales and marketing                                      847,669             855,061
   Product development                                      696,182             712,856
   Field operations and support                           1,399,290           1,450,003
   General and administrative                               811,619           1,324,528
                                                       --------------------------------
              Total costs and expenses                    3,754,760           4,342,448
Operating loss                                           (2,095,853)         (3,023,191)
Interest and other income                                    60,664             119,927
                                                       --------------------------------
Loss before loss from securities available
       for sale, losses from equity investment
       and minority interest                             (2,035,189)         (2,903,264)
Loss on securities available for sale                      (316,433)                 --
Losses from equity investment                               (67,526)                 --
Minority interest                                            49,603              40,082
                                                       --------------------------------
Net loss                                                 (2,369,545)         (2,863,182)

Accretion of preferred stock dividends                       (1,730)             (6,611)
                                                       --------------------------------
Net loss applicable to common stock                    $ (2,371,275)        $(2,869,793)
                                                       ================================
Basic and diluted net loss per share applicable
       to common stock                                 ($      0.19)        ($     0.29)
                                                       ================================
Weighted average number of shares of
       common stock outstanding                          12,620,249           9,975,258
                                                       ================================

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the three months ended
                                                                                      September 30,
                                                                            -------------------------------
                                                                                  2001              2000
                                                                                  ----              ----
Cash flows from operating activities:
   Net loss                                                                 $(2,369,545)        $(2,863,182)
   Adjustments to reconcile net loss to net cash used
     in operating activities
            Amortization of unearned income                                     (47,380)            (79,321)
            Depreciation expense                                                425,396             493,244
            Amortization of intangibles/license rights                          181,407             177,143
            Charges associated with stock, warrant and option grants           (309,087)             87,268
            Non-cash loss from impairment of securities                         316,433                  --
            Losses from equity investments                                       67,526                  --
            Minority interest                                                   (49,603)            (40,082)
      Changes in assets and liabilities:
                 Trade accounts receivable                                     (533,648)            (50,016)
                 Other current assets                                            47,316             (66,883)
                 Cablevision deferred revenue credit and deferred
                   royalty payment, net                                       1,786,917                  --
                 Other assets                                                  (130,897)             53,743
                 Accounts payable and accrued expenses                          621,138             497,452
                 Unearned revenue                                               (53,896)                 --
                 Miscellaneous other                                             14,431               9,901
                                                                            -------------------------------
                 Net cash used in operating activities                          (33,492)         (1,780,733)
                                                                            -------------------------------
Cash flows from investing activities:
   Purchases of property and equipment                                         (244,368)           (268,048)
   Purchases of license rights                                                       --            (300,000)
   Cash acquired from business acquisition, net                                 139,685                  --
   (Increase) decrease in intangible assets                                     (33,094)            (46,988)
                                                                            -------------------------------
               Net cash used in investing activities                           (137,777)           (615,036)
                                                                            -------------------------------
Cash flows from financing activities:
   Proceeds from sales of common stock and warrants, net                      7,347,227                  --
   Cash received from related party notes receivable                             30,961              25,699
                                                                            -------------------------------
            Net cash provided by (used in) financing activities               7,378,188              25,699
                                                                            -------------------------------
            Net (decrease) in cash and cash equivalents                       7,206,919          (2,370,070)
Foreign exchange impact on cash                                                   5,373
Cash and cash equivalents at beginning of period                              2,672,228           8,388,148
                                                                            -------------------------------
Cash and cash equivalents at end of period                                  $ 9,884,520         $ 6,018,078
                                                                            ===============================


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

     We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the speed of the pitch in baseball, the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under the terms of a joint collaboration and license agreement we have entered into with Cablevision Systems Corporation on September 20, 2001, we are working together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution.

     We are also marketing our systems on a worldwide basis through licensing and royalty agreements, through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Belgium and, effective September 20, 2001, through our wholly-owned subsidiary, Publicidad Virtual, S.A. de C.V. ("Publicidad") which is headquartered in Mexico City, Mexico.

     The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. Reference should be made to our audited financial statements for the fiscal year ended June 30, 2001 including the footnotes thereto, included in our Annual Report on Form 10-K for the same fiscal year end. In the opinion of our management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

     We are subject to a number of risks common to companies in similar stages of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, and the need to raise additional funds to support our business operations. We believe that the $10,000,000 we received from the sale of approximately 4,000,000 shares of common stock in February and September 2001, together with our existing available cash, cash equivalents and short term investments, will be sufficient to meet our operating and capital needs through 2002. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy by continuing to search for new markets in which to market our technology, both domestically and abroad, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

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

     Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 17,784,610 and 3,729,737 shares of common stock that were outstanding at September 30, 2001 and 2000, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.   New Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations for which the date of acquisition is July 1, 2001 or later. This statement was used to account for the acquisition of Publicidad (the "Presencia Transaction"), as described in Note 6, which closed on September 20, 2001.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. In addition, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. We elected early adoption of this statement in the quarter ended September 30, 2001 in connection with the recording of the Presencia Transaction which closed on September 20, 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. We do not expect that the adoption of SFAS No. 144 will have a material impact on our results of operations, financial position or cash flows.

4.   Cablevision Transaction

     In February 2001, we entered into a stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement") with PVI Holding, LLC ("PVI Holding") the indirect wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"). The transaction contemplated by the stock and warrant purchase agreement (the "Cablevision Transaction") was completed in two parts. The first closing under the agreement was held in February 2001, and PVI Holding purchased 2,007,909 shares of our common stock for approximately $5 million. At the second closing, held in September 2001, PVI Holding purchased an additional 1,992,091 shares of our common stock and warrants to purchase 11,471,908 shares of our common stock for an aggregate purchase price of approximately $5 million. If we issue securities in the future, PVI Holding will have the preemptive right to purchase sufficient shares of our common stock to maintain its percentage of ownership as of the date of exercise. For so long as PVI Holding beneficially owns at least 75% of its original investment, it has the right to designate one director to our Board.

     In connection with the Cablevision Transaction, PVI and Cablevision executed a license agreement granting Cablevision and its affiliates the right to use our L-VIS(TM) System and related proprietary rights in its businesses. Under the terms of the agreement, we received a payment of $2.5 million and $5 million in February and September 2001, respectively. The royalties and other payments due to PVI under the license agreement (and under the joint collaboration and license agreement described below) are creditable against these up-front license payments. The license agreement provides that we will receive royalties based on Cablevision's revenues from use of the L-VIS(TM) System, an equipment fee equal to our direct costs of manufacturing each L-VIS(TM) System we provide under the license, and enhancement fees for electronic insertions for which Cablevision does not receive revenues based on our direct costs of providing such insertions. If PVI terminates the license for any reason, the unused portion of the upfront payment and the undepreciated value of the equipment are refundable to Cablevision.

     With respect to the allocation of the proceeds to the individual components of the transaction, we allocated the proceeds in accordance with the methodology stated in APB No. 14 "Accounting for Convertible Debt Issued with Stock Purchase Warrants" to the common stock, warrants and prepaid royalties received in proportion to their relative fair value. Based on this methodology, we allocated $6.1 million and $2.1 million to common stock and additional paid-in-capital for the first and second closings, respectively, and $6.1 million to additional paid-in-capital for the issuance of warrants in the second closing. In order to reflect the refundable prepaid royalty fees received at the first and second closings at their refundable amounts, $1.4 million and $1.8 million, respectively, was allocated to deferred revenue and divided into two components. A total of $7.5 million was recorded as a long term deposit liability and the remaining debit of $4.4 million was allocated to deferred revenue credits which will be amortized against revenue as the royalty fee is earned. The royalty fee will be earned as Cablevision uses the L-VIS equipment.

     Also in connection with the Cablevision Transaction, we entered into a joint collaboration and license agreement with Cablevision, pursuant to which we will be working together to develop technology to promote interactive use of, and targeted advertising in, video delivery systems at various points in the distribution system. In furtherance of the agreement, PVI and Cablevision are cross-licensing to each other, on a non-exclusive basis, our current technologies for use in the development phase of the project. For products and technology developed under the agreement and which relate to interactive and enhancement products specifically for use with television distribution, Cablevision will pay us a royalty based on related revenues. We received a license to use, commercialize and sub-license and Cablevision received a license to use any technology and products developed under the joint collaboration and license agreement.


     Although we will work with Cablevision to expand the utilization of our technology, there are no definitive commitments between our companies that will necessarily provide any revenue to us in the future. No royalties were earned through September 30, 2001.

5.   Marketable Securities

     At September 30, 2001 and 2000, certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Based on significant declines in value over an extended period, an other-than-temporary impairment loss of $316,433 was recognized during the quarter ended September 30, 2001. The value of our available for sale securities was as follows:

     Available for sale securities:                                          09/30/2001    6/30/2001
     ------------------------------                                          ----------    ---------
     Pineapplehead Limited                Cost                               $ 183,567     $  500,000
        1,692,333 shs common stock        Cumulative unrealized
                                             (loss)gain                           --         (185,057)
                                                                             ---------     ----------
                                          Market value                       $ 183,567     $  314,943
                                                                             =========     ==========


6.   Publicidad Acquisition

     In December 2000, we entered into a reorganization agreement (the "Reorganization Agreement") with Presencia en Medios S.A. de C.V. ("Presencia") and certain of its affiliates, which agreement was later amended on February 4, 2001. On September 20, 2001 we completed the transaction contemplated by the Reorganization Agreement (the "Presencia Transaction"), in accordance with which Presencia and its affiliates sold their shares of Publicidad to us and our affiliate Princeton Video Image Latin America, LLC ("PVI Latin America"), and Publicidad became our wholly-owned, indirect subsidiary. The acquisition, which was a stock-for-stock transaction, was recorded using the purchase method of accounting. The total purchase price of Publicidad was $6.4 million and consisted of the following costs to PVI:

Shares of PVI stock exchanged for Publicidad stock               2,678,353
PVI average stock price a few days before and
  after the Acquisition was agreed to                           $    1.518
Value of PVI stock issued for the Acquisition                    4,065,740
Fair value of vested warrants issued for the Acquisition         1,455,553
Acquisition costs                                                  918,819
                                                                ----------
 Total Purchase Price                                           $6,440,112
                                                                ==========

     A preliminary allocation of the purchase price over the historical net book values of the acquired assets and assumed liabilities of Publicidad has been made as follows:

Net book value of Publicidad after adjustments to eliminate
   balances and activities between entities                        $(1,474,689)
Fair value adjustments:
   Customer relationships - 4 year life                              1,000,000
   Distribution relationships - 5 year life                          2,100,000

   Trademarks and tradenames - 3 year life                             100,000
   Goodwill - indefinite life                                        4,714,801
                                                                   -----------
 Total fair value adjustments                                        7,914,801
                                                                   -----------
                                                                   $ 6,440,112
                                                                   ===========

     We may make refinements to the allocation of the purchase price in future periods as the related fair value appraisal of certain assets and liabilities are finalized. The purchase of Publicidad has been recorded with an effective date of September 30, 2001. The impact of results from September 20, 2001 through September 30, 2001 are deemed immaterial to our consolidated results.

     Following is a summary of the pro forma results of PVI as if the acquisition of Publicidad had closed effective July 1, 2000:

                                                 For the three months ended
                                        September 30, 2001      September 30, 2000
                                        ------------------      ------------------
Revenues                                    $  2,786,410         $  3,144,557
Net Loss                                      (3,904,347)          (3,170,109)
Net Loss Applicable to Common Stock           (3,906,077)          (3,176,720)
Basic and diluted net loss per share
    applicable to common stock              $      (0.26)        $      (0.25)
Weighted average number of shares
     of common stock outstanding              15,298,602           12,653,611


The pro forma results for the three months ended September 30, 2001 include $1,265,000 related to a contingent service fee payable to certain management personnel of Publicidad resulting from the completion of our merger.

7.   Notes Payable

     During the quarter ended September 30, 2001, Publicidad obtained a short-term loan from a Mexican bank which is payable in October 2001. The note, which is guaranteed by Presencia, bears an interest rate of 13.4% and is renewable upon maturity.

8.   Related Party Payable

       Amounts payable to related parties consist of the following:

                                        September 30,
                                           2001
                                         ----------
Consultores Asociados Dasi, S.C          $  219,799
Presencia en Medios, S.A. de C.V
                                          1,265,000
                                         ----------
           Total                         $1,484,799
                                         ==========



     David Sitt is a principal shareholder of Consultores Asociados Dasi, S.C. which provides administrative and management services to Publicidad. The outstanding amount payable to Presencia represents the contingent service fee resulting from the completion of our merger with Publicidad.

9.   Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires disclosure of total comprehensive income. Comprehensive income as of September 30, 2001 and 2000 was as follows:

                                                           For the three months ended
                                                        September 30,      September 30,
                                                            2001                2000
                                                        -----------         -----------
Net loss                                                $(2,369,545)        $(2,863,182)
Reclassification for realized loss included
     in net loss                                        $   185,057
Unrealized loss on available for sale securities                 --            (158,798)
Foreign currency translation adjustments                     55,677              24,275
                                                        -----------         -----------
          Total                                         $(2,128,811)        $(2,997,705)
                                                        ===========         ===========

10.  Shareholders' Equity

     As a result of our offer to reprice certain existing options in February 2001, we recorded a non-cash compensation credit in the amount of $309,087 during the quarter ended September 30, 2001 reversing a charge for the same amount recorded during the quarter ended June 30, 2001. This repricing could have a material adverse effect on our financial position or the results of our operations in the future as these options are adjusted to fair value, with the resulting gain or loss recorded in the statement of operations, until the options are exercised, forfeited or expire unexercised.

     In connection with the acquisition of Publicidad, as described in Note 4, on September 20, 2001 we issued to Presencia and its affiliate Presence en Media LLC ("Presence") an aggregate of 2,678,353 shares of our common stock and warrants to purchase an aggregate of 1,036,825 shares of our common stock, as consideration for Presencia and its affiliates selling to us and our affiliate, PVI Latin America, all of their shares of Publicidad. The warrants issued in this transaction were divided into eleven separate groups, and they expire at various times, depending on the group, from December 16, 2002 to January 1, 2007, and have, again dependent upon the group, an exercise price which ranges from $3.72 to $20.00 per share.

     Also in connection with the Presencia Transaction, we issued to Allen & Company ("Allen") in July 2001 a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for a fairness opinion in connection with the Presencia Transaction. This warrant was issued with an expiration date of December 20, 2005, or five years from the issuance date of their fairness opinion. Allen received a second warrant to purchase 100,000 shares of our common stock on September 20, 2001, in consideration for acting as one of our financial advisors in connection with the Presencia Transaction. This warrant is exercisable for five years from the date of issuance at an exercise price of $3.91 per share.

     In connection with the Cablevision Transaction, as described in Note 4, we sold 1,992,091 shares of our common stock and a warrant to purchase 11,471,908 shares of our common stock to PVI Holding. The warrant is exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively.

     On September 20, 2001, Presencia received warrants to purchase 500,000 shares of our common stock as partial consideration for waiving the participation rights granted to it under the reorganization agreement with respect to the issuance of securities in connection with the Cablevision Transaction. The warrant is exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively.

     On July 3, 2001, the Board of Directors authorized the issuance of stock options to purchase 275,000 shares of common stock to certain members of the management team and technical staff. These options have an exercise price of $4.78, and vest over three years and have a term of ten years. Issuance of these options was conditioned upon the execution of new employment agreements by such members of management and the technical staff, all of which were signed in October 2001. No compensation expense was recorded upon the issuance of these options as the fair market value of our stock was less than $4.78 on their date of issuance.

     On March 22, 2001, the Board of Directors authorized the issuance of options to purchase 200,000 shares of common stock to Brown F Williams, our chairman, and options to purchase 75,000 shares of common stock to Samuel
     A. McCleery, our Vice President of Business Development. These options, granted in recognition of past services performed, have an exercise price of $3.219, a term of ten years, and are fully vested at the date of grant. Issuance of these options was conditioned upon the consummation of the Cablevision transaction which took place on September 20, 2001. No compensation expense was recorded upon the issuance of these options as the fair market value of our stock was less than $3.219 on their date of issuance.

     Under the terms of the 1993 Amended Stock Option Plan, on July 1, 2001, an option grant to purchase 10,000 shares of common stock was issued to each of our current board members. These option grants have an exercise price of $5.05, vest over twelve months, and have a term of ten years.

11.  Industry Segment, Geographic and Customer Information

     We currently operate in one industry segment, real-time video imaging.

     Our L-VIS System is marketed on a worldwide basis through licensing and royalty agreements, as well as through our majority-owned subsidiary, PVI Europe, and our wholly-owned subsidiary, Publicidad. For the three months ended September 30, 2001 and 2000, Publicidad, which was acquired on September 20, 2001 (see note 6) accounted for 52% and 43%, respectively, of net sales.

      Geographic information is as follows:

                                                        For the quarter ended
                                  September 30, 2001                             September 30, 2000
                                  ------------------                             ------------------
                    Advertising      License                         Advertising       License
                   & Production    & Royalty                        & Production      & Royalty
                      Revenue         Fees              Total          Revenue           Fees             Total
                   ------------    -----------       ----------     ------------       --------        ----------
U.S.                 $705,988        $     --        $  705,988        $734,347        $     --        $  734,347

Latin America              --         862,269           862,269              --         564,620           564,620

Canada                     --          38,994            38,994              --          20,290            20,290

PVI Europe                 --          30,944            30,944              --              --                --

Other                      --          20,712            20,712              --              --                --
                     --------        --------        ----------        --------        --------        ----------
  Total              $705,988        $952,919        $1,658,907        $734,347        $584,910        $1,319,257
                     ========        ========        ==========        ========        ========        ==========

     All of our assets are based in the United States and Latin America with the exception of certain L-VIS system units, spare parts and office equipment being used by our licensees in connection with foreign operations. The approximate value of these L-VIS Systems and office equipment located in foreign countries is as follows:

L-VIS Systems, spare
parts and other equipment       U.S.         LatinAmerica      Canada         PVI Europe         Total
---------------------------  ----------      ------------      ------         ----------       ----------
At June 30, 2001             $4,825,535        $430,529        $135,000        $691,472        $6,082,536

At September 30, 2001         5,121,292         640,318         135,000         659,989         6,556,599


12.  Concentration of Sales

     Sales to 3 customers accounted for approximately 64% and 62% of revenues for the quarters ended September 30, 2001 and September 30, 2000, respectively.

13.  Related Party Transactions

     Allen

     Allen, one of our principal stockholders, furnished financial advisory services to us from time to time. On June 14, 2000 we entered into an agreement with Allen, which was amended as of December 20, 2000, pursuant to which Allen would act as one of our financial advisors in connection with certain stock purchase transactions, including the December 2000 Presencia Transaction. In July 2001, we issued to Allen a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for its issuance of a fairness opinion in connection with the Presencia Transaction. This warrant was issued with an expiration date of December 20, 2005, or five years from the issuance date of their fairness opinion. On September 20, 2001, Allen received a warrant to purchase an additional 100,000 shares of our common stock at $3.91 in connection with the completion of the Presencia Transaction. We granted to Allen registration rights that, subject to certain conditions and limitations, give Allen the one-time right, commencing October 20, 2000 (200,000 shares), December 20, 2000 (100,000 shares) and September 20, 2001 (100,000 shares), to require us to register not less than 50% of such shares.

     Publicidad

     Since its inception, Publicidad has used PVI's proprietary technology under a license agreement (which was amended and restated as of January 1, 1999) to service its client base. Under the license agreement between PVI and Publicidad, Publicidad has been authorized to sub-license the use of PVI's proprietary systems and information to other entities and individuals desiring to enter into the real-time video insertion business. Publicidad is responsible for oversight of and for collection of the royalty payments from, the sub-licensee, and was required to pay to PVI a percentage of the royalties it received through the date of its acquisition by us. In the quarters ended September 30, 2001 and 2000 such amounts were $862,269 and $564,620, respectively.

     Eduardo Sitt, a member of our Board of Directors, serves as President of Publicidad. Mr. Sitt's son, David Sitt, provides consulting services to Publicidad indirectly through his relationship with Consultores Asociados Dasi, S.C., a Mexico corporation of which he is a principal stockholder and for which he works as an independent consultant.

     Presencia

     Eduardo Sitt, a member of our Board of Directors, is a principal stockholder and President of Presencia.

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

     Cablevision

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

14.  Subsequent Events

     In September 2001, we entered into an eight year operating sublease agreement with Southern Progress Corporation for office space in New York City. Minimum annual lease payments under the lease will be approximately $185,000 through November 2005, and $194,000 for the period December 2005 through November 2009. We paid a security deposit in the amount of $64,724 in connection with this sublease.

     On November 8, 2001, Dennis Wilkinson stepped down from his position as our Chief Executive Officer and President to pursue other opportunities. David Sitt and Roberto Sonabend, the founders and principals of Publicidad, were named interim co-Chief Executive Officers of PVI to jointly oversee our operations (including our search for a permanent Chief Executive Officer), and Brown Williams was elected to serve in the newly created position of President, Interactive Technologies.

     Effective November 8, 2001, Mr. Wilkinson also resigned as a director of PVI and its affiliates, and Lawrence J. Burian, Assistant General Counsel to Cablevision Systems Corporation, was appointed to serve as a member of PVI's Board of Directors and its Executive and Nominating Committees.

     On November 8, 2001, Presencia purchased 615,385 shares of our common stock for $2,000,001 of which $1,999,385.61 is due and payable on or before November 15, 2001, pursuant to a promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in our June 30, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Overview

     Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of September 30, 2001 and 2000, we had an accumulated deficit of approximately $64,775,000 and $62,405,000, respectively. This deficit is the result of research and development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(TM) System") and iPoint, an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media services company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

     We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the speed of the pitch in baseball, the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under a joint collaboration and license agreement we entered into with Cablevision Systems Corporation on September 20, 2001, we are working together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution. In order to increase our revenue generating user base and to expand into domestic and international markets, we are marketing our systems on a worldwide basis through licensing and royalty agreements, through our majority-owned subsidiary, PVI Europe and our recently acquired wholly-owned subsidiary, Publicidad.

     Our sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. While purchases of advertising will typically be done through the rights holder or the broadcaster, we hope to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers as well as third party licensees. Therefore, we expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 9 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of our control. Such factors may include contractual restrictions on the use of video insertion technology, adverse publicity and news coverage and the inability of third party sales forces to sell L-VIS(TM) System advertising.

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

     Because our operations relate to the continuing development and marketing of the L-VIS System, we work to convince advertisers, broadcasters and broadcast rights holders of the value of the L-VIS System. If we do not generate enough revenues, we will have to either raise additional money or substantially reduce the scale of our operations. We may not be able to obtain additional financing on acceptable terms, or at all. If we cannot raise money, our business, financial condition and the results of our operations will be adversely affected

     RESULTS OF OPERATIONS

     Quarter Ended September 30, 2001 Compared To The Quarter Ended September 30, 2000

     REVENUES. Revenues include receipts from advertising use of the L-VIS System, contractual arrangements made with customers for visual program enhancements, and license and royalty fees earned from use of the L-VIS System outside the United States. Total revenue increased 26% to $1,658,907 during the quarter ended September 30, 2001, from $1,319,257 for the quarter ended September 30, 2000. Of this total, advertising and production revenue decreased 4% to $705,988 for the quarter ended September 30, 2001 from $734,347 for the quarter ended September 30, 2000. Revenues from the use of our L-VIS System by the Philadelphia Phillies and San Diego Padres of Major League Baseball declined slightly due to general economic factors. This decline was partially offset by increased usage of the L-VIS System by the Indy Racing League during their 2001 auto racing series.

     Royalties and license fees increased 63% to $952,919 for the quarter ended September 30, 2001 from $584,910 for the quarter ended September 30, 2000 as a result of a significant increase in the royalties from Publicidad. During the three months ended September 30, 2001, we recognized $862,269 in royalty and license fees from Publicidad. The increase in revenues as compared to the three months ended September 30, 2000 of $297,649 is primarily due to receiving license revenue data from Publicidad on a more timely basis in the current quarter to allow for the recognition of revenue upon completion of the earnings process. As Publicidad was acquired on September 20, 2001, the result will be a significant decrease in royalty and license fee revenue in the future. In addition, the Publicidad revenue will be recorded as part of advertising and production revenue on our consolidated statement of operations in the future.

     SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of our sales and marketing personnel, sales commissions, public relations, promotion, support personnel and allocated operating costs. Total sales and marketing expenses decreased 1% to $847,669 during the quarter ended September 30, 2001 from $855,061 for the quarter ended September 30, 2000. Despite the negligible change in total sales and marketing expense for the comparative periods, salaries and recruiting fees increased by approximately $80,000 but were offset by decreased trade show and commission expenses.

     PRODUCT DEVELOPMENT COSTS. Product development expenses include the costs associated with the materials, contract personnel and our own personnel engaged in research and development activities aimed at increasing the capabilities of the L-VIS System hardware platforms, as well as creating improved software programs for individual sports and program enhancement services. Total product development expenses decreased 2% to $696,182 for the quarter ended September 30, 2001 from $712,856 for the quarter ended September 30, 2000. In-house development of the L-VIS System and iPoint technology continued but no significant additional costs were incurred.

     FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of our L-VIS System units, including training costs for operators, shipment of L-VIS System units, maintenance of our mobile production trucks and support of the L-VIS Systems in the field. Field operations and support expenses decreased 3% for the quarter ended September 30, 2001 to $1,399,290 from $1,450,003 for the quarter ended September 30, 2000 primarily as a result of our implementation of cost controls, shorter on-site setup time required since the purchase of our mobile production trucks and the ability to provide our services with a reduced number of personnel.

     GENERAL AND ADMINISTRATIVE. Total general and administrative costs decreased 39% to $811,619 for the quarter ended September 30, 2001 from $1,324,528 for the quarter ended September 30, 2000 partially as a result of a decrease of approximately $300,000 in legal fees paid in connection with the protection of our patent property. Also contributing to the decrease was the recording of a $309,000 credit against previously recorded compensation charges resulting from the repricing of certain options in February 2001. (See Option Repricing)

     INTEREST AND OTHER INCOME. Interest and other income decreased 49% to $60,664 for the quarter ended September 30, 2001 from $119,927 for the quarter ended September 30, 2000 as a result of the lower cash balances we had available for investment.

     LOSS ON SECURITIES AVAILABLE FOR SALE. Loss on securities available for sale was $316,433 for the quarter ended September 30, 2001, related to an other-than-temporary impairment loss based on significant declines in value over an extended period of time.

     LOSSES FROM EQUITY INVESTMENT. Losses from equity investment were $67,526 for the quarter ended September 30, 2001 as a result of our investment in the Revolution Company, LLC which began operations in January 2001.

     MINORITY INTEREST. Minority interest increased to $49,603 for the quarter ended September 30, 2001 from $40,082 for the quarter ended September 30, 2000 due to increased losses recorded for PVI Europe during the quarter.

     NET LOSS. As a result of the foregoing factors, our net loss decreased 17% to $2,369,545 for the quarter ended September 30, 2001 from $2,863,182 for the quarter ended September 30, 2000.

     OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees and board members who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. In accordance with Financial Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting and thereby have been marked to market at September 30, 2001. The recovery of a prior period charge to earnings in the amount of $309,087 was recorded, as the closing price of the stock on September 30, 2001 was lower than the exercise price of $4.375.

     SEGMENT REPORTING. We operate on a worldwide basis in only one industry segment, real-time video imaging. Our total license and royalty fees increased from September 30, 2000 to September 30, 2001. During the three months ended September 30, 2001, we recognized $862,269 in royalty and license fees from Publicidad. The increase in revenues as compared to the three months ended September 30, 2000 of $297,649 is primarily due to receiving license revenue data from Publicidad on a more timely basis in the current quarter to allow for the recognition of revenue upon completion of the earnings process. As Publicidad was acquired on September 20, 2001, the result will be a significant decrease in royalty and license fee revenue in the future. In addition, the Publicidad revenue will be recorded as part of advertising and production revenue on our consolidated statement of operations in the future.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS Systems, and operating expenses relating to our field operations and sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license we granted to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) the investment in PVI and the prepayment of license fees by PVI Holding, (vi) revenues and license fees relating to use of the L-VIS System, (vii) investment income earned on cash balances and short term investments, and (viii) the sale of a portion of our state net operating loss and research and development tax credits.

     As of September 30, 2001, we had cash and cash equivalents of $9,884,520, an increase of $7,212,292 from the balance at June 30, 2001. Net cash used in operating activities decreased to $33,492 for the quarter ended September 30, 2001 from $1,780,733 for the quarter ended September 30, 2000 due primarily from the receipt of prepaid royalty fees from Cablevision and an increase in accounts payable due to cash conservation efforts made prior to the closing of the Cablevision Transaction in late September 2001.

     Net cash used in investing activities decreased to $137,777 for the quarter ended September 30, 2001 from $615,036 for the quarter ended September 30, 2000 as a result of the reduction of $300,000 in periodic payments made during the September 30, 2001 quarter for certain electronic imaging license rights and the receipt of approximately $140,000 in cash from the acquisition of Publicidad on September 20, 2001.

     Net cash proceeds from financing activities increased to $7,378,188 for the quarter ended September 30, 2001 from $25,699 for the quarter ended September 30, 2000 due to the receipt of the proceeds from Cablevision for their investment in our common stock and warrants.

     We believe that the $17,500,000 we received from the total Cablevision Transaction, the $2,000,000 we expect to receive from Presencia in November 2001, together with our existing available cash, cash equivalents, short-term borrowings and short-term investments will be sufficient to meet our operating and capital needs through June 30, 2002. Our actual working capital requirements will depend on numerous factors, including the progress of our research and development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, in order to strengthen our relationships with rights holders, broadcasters and advertisers.

     There is no assurance that we will generate sufficient cash flow from our operations to liquidate liabilities as they become due. Accordingly, we may require additional funds to meet our planned obligations through June 30, 2002 and may seek to raise such amounts through a variety of options. These include future cash from operations and additional proceeds from equity financings. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, planned operations may be scaled back resulting in the delay or reduction of personnel and planned expenditures. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     Item 3 Quantitative and Qualitative Disclosures About Market Risk

     We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at September 30, 2001 or September 30, 2000. Declines in interest rates over time will, however, reduce our interest income.

     Part II

     Item 2. Changes in Securities and Use of Proceeds

     (a) Effective September 13, 2001, following the approval of PVI's stockholders at the special meeting of stockholders held on such date, PVI changed its state of incorporation from New Jersey to Delaware. The reincorporation was accomplished through the merger of PVI into its wholly owned Delaware subsidiary of the same name ("PVI Delaware") which was newly formed for this purpose. As a result of the reincorporation, all of the previously outstanding shares of PVI's common stock, no par value, were automatically converted on a one-for-one basis into shares of the common stock of PVI Delaware, $.001 par value, and all outstanding shares of PVI's Series A Redeemable Preferred Stock, $4.50 par value, and Series B Redeemable Preferred Stock, $5.00 par value, were automatically converted on a one-for-one basis into shares of Series A Redeemable Preferred Stock, par value $4.50, or shares of Series B Redeemable Preferred Stock, par value $5.00, as the case may be, of PVI Delaware. In addition, all outstanding options and warrants to purchase shares of PVI's stock were converted into options or warrants, as the case may be, to purchase the same number and class of shares of the stock of PVI Delaware, at the same price per share and on the same terms and conditions. The effect of these changes on the rights of the holders of PVI's common stock was discussed in the definitive proxy statement filed by PVI on August 14, 2001, which is incorporated by reference herein.

     (c) On September 20, 2001, we sold 1,992,091 shares of our common stock and a warrant to purchase 11,471,908 shares of our common stock to PVI Holding, for an aggregate purchase price of approximately $5 million. The warrant is exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively.

     In addition, also on September 20, 2001, we issued to Presencia and its affiliate Presence an aggregate of 2,678,353 shares of our common stock and warrants to purchase an aggregate of 1,036,825 shares of our common stock, in consideration for Presencia and its affiliates selling to us and our affiliate, PVI all of their shares of Publicidad. The warrants issued in this Presencia Transaction were divided into eleven separate groups, and they expire at various times, depending on the group, from December 16, 2002 to January 1, 2007, and have, again dependent upon the group, an exercise price which ranges from $3.72 to $20.00 per share. Presencia further received warrants to purchase 500,000 shares of our common stock as partial consideration for waiving the participation rights granted to it under the Reorganization Agreement with respect to the issuance of securities in connection with the Cablevision Transaction.

     In July 2001, we issued to Allen a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for its issuance of a fairness opinion in connection with the Presencia Transaction. This warrant was issued with an expiration date of December 20, 2005, or five years from the issuance date of their fairness opinion. Allen received a second warrant to purchase 100,000 shares of our common stock on September 20, 2001, in consideration for acting as one of our financial advisors in connection with the Presencia Transaction. This warrant is exercisable for five years from the date of issuance at an exercise price of $3.91 per share.

     The above described issuances of our securities were exempt from registration under the Securities Act by virtue of Section 4(2) as transactions not involving a public offering. The securities were issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificates and warrant certificates issued. PVI Holding, Presencia, Presence and Allen each received adequate information about our business.

     Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of stockholders (the "Special Meeting") was held on September 13, 2001. At the Special Meeting, our stockholders were asked to
     (i) approve the Reorganization Agreement and the transactions contemplated therein; (ii) approve the issuance and sale of shares of our common stock and warrants to purchase shares of our common stock, including the shares of our common stock to be issued upon the exercise of the warrants, pursuant to the Stock and Warrant Purchase Agreement; and (iii) approve the merger of PVI into a newly formed, wholly-owned Delaware corporation in order to change PVI's state of incorporation from New Jersey to Delaware (the "Merger").

     As of August 2, 2001, the record date for the Special Meeting, we had a total of 11,841,647 shares of common stock issued and outstanding and entitled to vote. Present at our Special Meeting, either in person or by proxy, were holders of 6,358,729 shares of common stock. The following sets forth information regarding the results of the voting at our Special
     Meeting:


     Proposal                                              For            Against        Abstain    Not Voted
     --------                                              ---            -------        -------    ---------
     A)  Approval of the Reorganization Agreement        6,293,091         48,558        17,080        --

     B) Approval of the issuance of securities
        pursuant to the Stock and Warrant
        Purchase Agreement                               4,165,344        164,160        21,316     2,007,909

     C)  Approval of the Merger                          6,109,487        239,233        10,009        --

     Item 5. Other Events

     On November 8, 2001, Dennis Wilkinson stepped down from his position as our Chief Executive Officer and President to pursue other opportunities. David Sitt and Roberto Sonabend, the founders and principals of Publicidad, were named interim co-Chief Executive Officers of PVI to jointly oversee our operations (including our search for a permanent Chief Executive Officer), and Brown Williams was elected to serve in the newly created position of President, Interactive Technologies.

     Effective November 8, 2001, Mr. Wilkinson also resigned as a director of PVI and its affiliates, and Lawrence J. Burian, Assistant General Counsel to Cablevision Systems Corporation, was appointed to serve as a member of PVI's Board of Directors and its Executive and Nominating Committees.

     On November 8, 2001, Presencia purchased 615,385 shares of our common stock for $2,000,001 of which $1,999,385.61 is due and payable on or before November 15, 2001, pursuant to a promissory note.

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

           3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2001)

           3.2  Amended and Restated Bylaws

          10.1 Sublease with Southern Progress Corporation dated September 21, 2001.

     (b)  Reports on Form 8-K

     On July 30, 2001, PVI filed a current report on Form 8-K, dated July 23, 2001, announcing that: (i) by letter agreement dated July 23, 2001 the Reorganization Agreement had been amended by the parties thereto to extend the time to close the Presencia Transaction to September 30, 2001; and (ii) by letter agreement dated July 23, 2001, the Stock and Warrant Purchase Agreement had been amended by the parties thereto to extend the time to close the Cablevision Transaction to September 30, 2001.

     On September 17, 2001, PVI filed a current report on Form 8-K, dated September 13, 2001, announcing that its stockholders had approved the Cablevision Transaction, the Presencia Transaction and the Merger.

     On October 3, 2001, PVI filed a current report on Form 8-K, dated September 20, 2001, announcing the closing of Cablevision Transaction and the Presencia Transaction.

     Signatures

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Princeton Video Image, Inc.

           November 13, 2001             By:/s/ Roberto Sonabend
                                         ----------------------------------
                                         Roberto Sonabend
                                         Co-Chief Executive Officer


           November 13, 2001             By:/s/ Lawrence L. Epstein
                                         ----------------------------------
                                         Lawrence L. Epstein,
                                         Chief Financial Officer