Form 10-K
period 2001-12-31
PRINCETON VIDEO IMAGE INC
filed 2002-04-01
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended ____________
OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from July 1, 2001 to December 31, 2001.

                        Commission File Number 000-23415

                           Princeton Video Image, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                   22-3062052
     -------------------------------                    ------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                              ---------------------
            None                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                               Title of Each Class

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $20,237,424, based upon the last sales price on March 28, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,418,865 shares of Common Stock, .001 par value per share, were outstanding on March 28, 2002.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Princeton Video Image, Inc. ("PVI", "we", "us") is a Delaware corporation with principal offices located in Lawrenceville, New Jersey. PVI was founded in 1990 to develop and market a real-time video insertion system. Through our patented computer vision technology and proprietary hardware and software system, known as the Live Video Insertion System (L-VIS(R)), we are able to place computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. During the broadcast of a sports or entertainment program, for example, an image can be placed to appear in various high visibility locations in the stadium, on the playing field, or as part of the natural landscape of the scene. The L-VIS(R) System has been used to insert images, including advertising images and program enhancements, into both live and pre-recorded television broadcasts.

     We believe that our L-VIS(R) System, which is an integrated hardware and software system, can benefit (i) advertisers, through the placement of their ads in high visibility, in-program locations and by the ability to provide specific advertising to specific geographical regions; (ii) broadcasters and program producers, through a new revenue stream from additional inventory of advertising space or program enhancements; and (iii) teams and leagues, through increased revenue streams and greater flexibility and control over in-stadium advertising. PVI has provided video insertion services for thousands of live telecasts worldwide, including broadcasts of Major League Baseball, National League Football, professional soccer, motor sports, and other live events. Since 1999, PVI has been the exclusive virtual advertising provider for NFL International broadcasts. Beyond sports venues, PVI's virtual imaging technology provides virtual in program, promotional signage for the Early Show on CBS. These enhancements, which appear as CBS Early Show logos inserted on blank surfaces in the television picture, include virtual billboards, building signage and marquees. The following events and advertisers are representative of PVI's customer base: CBS, ESPN, MTV, Televisa, TV Azteca, Canal + Belgium, Comcast Cable, Rainbow Sports, Philadelphia Eagles, Philadelphia Phillies, Minnesota Vikings, Indy Racing League, Volkswagen, Adidas, Heineken, Nissan, Kodak and FedEx. We market our L-VIS(R) Systems on a worldwide basis through licensing and royalty agreements, through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Brussels, Belgium, and through our wholly-owned subsidiary, Publicidad Virtual, S.A. de C.V. ("Publicidad"), which is headquartered in Mexico City, Mexico.

     As part of our product development program, we are developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications will enable the viewer to influence the on-screen presentation of a broadcast which utilizes the L-VIS(R) System by using a mouse or other pointer, for example, to indicate areas of interest. We are also developing other applications of technology for the sports and entertainment fields.

     PVI's objective is to become the leading provider of virtual advertising to the broadcasters of sports and entertainment programming worldwide.

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

     We were incorporated in New Jersey on July 23, 1990 and became a Delaware corporation on September 13, 2001.


OVERVIEW OF THE TELEVISION ADVERTISING AND SPONSORSHIP MARKET

     According to the latest figures from CMR, a member of the Taylor Nelson Sofres media company group and a leading provider of strategic advertising and marketing communications information, total advertising expenditure for all media in 2001 totaled $94.3 billion. Network, spot, cable and syndicated TV represented half of the total spending with a total of $48.0 billion. In the 2001 IEG Sponsorship Report, an annual newsletter published by IEG, Inc, it is projected that sponsorship spending worldwide would be $24.6 billion, of which $6.51 billion would be spent in the sports category for the sponsoring of specific teams, stadium locations and sporting events.

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

     We believe that the growth of sports advertising and sponsorship is largely driven by the desire on the part of advertisers to be "in the game" by having their brands and products visible during the broadcast of televised live or pre-recorded sporting events. The L-VIS System enables the advertiser to be "in the game" by exposing the television viewer to the brand or message during an event. As the advertisement can be placed strategically to appear on the television screen where traditional signage may not be available or practical, the advertiser is more confident that its message will actually be seen by the viewer and not "zapped" away during a commercial break.

     Sponsorship generally entails associating the sponsor's name with the event or stadium as well as signage rights, i.e., the prominent display of the sponsor's name and products in specified locations in the stadium or broadcast. Sponsors purchase sponsorship rights from the holders of those rights. Like broadcast rights, the ownership of sponsorship rights depends on the specific sport and the event or location. In some cases, the owner of the venue at which an event is staged holds the sponsorship rights to the event. In other cases, the team owner may own the sponsorship rights, including signage. Advertisers negotiate sponsorship arrangements directly with sponsorship rights holders and not with broadcasters. Since broadcasters historically have not shared in sponsorship revenue, they traditionally have not assisted sponsorship programs. In order to interest broadcasters in the capabilities of the L-VIS System, we have made program enhancements available, such as the virtual first down line in football, the virtual kick circle and distance to goal in soccer and the speed of the pitch in baseball.

     The success of the L-VIS(R) System requires that we enter into satisfactory commercial arrangements with advertisers, rights holders and broadcasters. To date, many of the major broadcasters and a limited number of the broadcast rights holders and advertisers have agreed to use our L-VIS System during live and pre-recorded sports and entertainment broadcasts. Our continued expansion will depend on, among other things, our ability to identify markets, to manage growth, and to hire and retain skilled personnel. Some press coverage of our technology has raised concerns about its desirability and potential misuse relating to television tampering, ethics, and over commercialization. There can be no assurance that the use of our L-VIS System will be accepted by television viewers or that we will be able to combat effectively potential future negative publicity regarding ours or similar technology. To the extent that we are unable to more successfully market the L-VIS System our business might not develop as quickly or to the extent necessary to support our intended level of operations.


ABILITIES OF THE L-VIS SYSTEM

     We believe that the L-VIS(R) System provides advantages when compared to traditional 30-second advertising spots and other forms of advertising, because the L-VIS(R) System:

     o Allows for in-program advertising. The L-VIS System allows an advertiser to be "in the game" or broadcast, by having their brands and products visible within the broadcast of televised live and pre-recorded sports and entertainment programming;

     o Reduces the effect of channel surfing and viewer muting. Because the L-VIS System allows for "in the game" advertising, the negative effect of channel surfing, which often occurs during traditional 30-second advertising spots, may be reduced;

     o Allows placement of advertising in high visibility locations. The L-VIS System allows for the insertion of images into places that might otherwise not be used and have high impact and recall for television viewers;

     o Creates new inventory for advertising rights holders. The L-VIS System allows for new advertising by providing for the insertion of images in locations that are unavailable for conventional billboards, such as the racetrack in a motor sports event, or the natural landscape or background during news and other entertainment programming;

     o Allows for "narrow casting" of specific advertising to specific geographical regions. The L-VIS System also allows for specific advertising to specific geographical regions. Thus, a rights holder can sell the same advertising space to different advertisers in different markets; for instance, the Canadian feed of the 2002 broadcast of the Super Bowl included different inserted advertisements on the field and in the end zone than the Mexican broadcast of the same game;

     o Provides for animation and audio-video advertising. The L-VIS System may be used, when appropriate, to insert 3-dimensional animation and audio-video advertising within the program to enhance the impact of the advertising;

     o Allows branding of an event. Insertions made during a live broadcast will be captured, or branded, on recordings of the event and may then be shown around the world in re-broadcasts and highlight films of the event. An advertiser will benefit from every re-broadcast, such as re-broadcasts which occur during the sports segment of most news programs; and

     o Provides advertising to otherwise advertising-free environments. Our technology can be used to insert advertising into otherwise advertising-free environments, e.g., pay-per-view concerts, sports and entertainment programming.


THE L-VIS SYSTEM TECHNOLOGY

     Our L-VIS(R) System is a system of proprietary hardware and software which we have designed to insert electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. The inserted images may be two or three dimensional, static or animated, opaque or semi-transparent and may be placed so that the inserted images appear to exist on the playing field, in the stadium or venue where a game or sporting event is being played, or in the background or natural landscape in entertainment programming. If a player or other object moves in front of an image that is inserted on a wall, in the background, or on a playing field, the L-VIS System is programmed so that the passing object occludes that portion of the inserted image. The L-VIS System can also be used to insert a freestanding image so that the image will occlude a person or other object which "passes behind" it.

     The basic L-VIS(R) System, also referred to as the "Vision" system, relies on computer vision techniques that recognize prominent features in the television picture and track the motion of the scene. This L-VIS System and its operator may be located at the site of the event, at the network studios of the broadcaster or at an individual station or cable system head-end carrying the broadcast. Before the broadcast, the advertising images to be inserted are prepared and the operator identifies the location in the broadcast scene where the images will be inserted. The Vision system is designed to recognize the broadcast scene in real time during the broadcast and to insert the image as instructed each time the broadcast scene containing the insert location appears. The operator controls which of several images is selected for insertion and when it will be inserted. Since the Vision system can be used at any point in the distribution path of the broadcast signal, a broadcaster can, by installing a system in their main broadcast facility, use one system to insert advertising in broadcasts originating from multiple locations. This makes the system a very efficient and powerful tool for generating incremental advertising revenue.

     We have designed software that allows for the use of the L-VIS(R) System using this computer vision technology in the live broadcasts of soccer, football, baseball, golf, auto racing, hockey and entertainment programming. For instance, in baseball our software allows images to be inserted on the wall behind home plate, the outfield wall or the area above the outfield wall. To the television viewer, an advertisement inserted with the L-VIS Vision system, such as an advertisement on the wall behind home plate, appears to be part of the original scene, in proper perspective and fixed in the scene as the camera pans, tilts and zooms, and as players move in front of the image. Furthermore, because an inserted image is not present at the actual site of a sporting event, any distraction caused to the players by other types of advertising such as scrolling billboards will not be present. Because the Vision system must be powerful and fast enough to insert images in live broadcasts in real-time, it is also extremely efficient when used to insert advertisers' logos and products in pre-recorded programming. This permits distributors of pre-recorded entertainment programming to offer advertisers unique, in-program product integration that can be targeted by market or changed from year to year without altering the master recording of the broadcast. A camera sensor enhanced version of the L-VIS System can be used on almost any live event including basketball and tennis broadcasts.

     Our iPoint(TM) technology enables advertising, promotional material and program enhancements to be inserted locally - on the television or personal computer - so the individual viewer will see advertising and features designed specifically for him or herself. Using digital set top box technology that is being developed to run our software, Internet delivered advertisements and features can be inserted into the individual television broadcast based on customer preferences. These advertisements and features can be interactive, as well, allowing the viewer to customize their viewing experience by selecting particular enhancements or options. An iPoint enhanced baseball game, for instance, would allow viewers to select such virtual enhancements as "clickable" player statistics or a virtual strike zone. Entertainment programs could include interactive objects or virtual products, giving the user instant pricing, detailed information or the opportunity to make purchases interactively without leaving the program. In May 2000, we entered into an agreement with RealNetworks, Inc. ("RealNetworks") in which we agreed to jointly develop the software necessary to permit insertion of Internet delivered advertisements and features into streaming media on individual personal computers. This first phase of development has been completed and the next step will be the incorporation of the iPoint product into set top boxes used by cable companies to deliver television programming into households. Our first efforts in that regard have begun with Cablevision Systems Corporation ("Cablevision"), PVI's largest stockholder and a major cable system operator serving over 3 million households in the New York metropolitan area.

     In January 2001, PVI, the CBS Technology Corporation ("CBS") and Core Digital Technologies, Inc. ("CDT") organized a limited liability company called the Revolution Company, LLC whose purpose is to develop, market and render entertainment technical production services. The Revolution Company has developed a television production system referred to as "EyeVision" which has the technological capability to produce three-dimensional replays from multi-camera angles. For example, using cameras synchronized on a particular sports player or players on the field of play in football, the EyeVision system is able to provide views of approximately 270 degrees around the player and has stop-action capability. The first live uses of the EyeVision system were during the broadcast of Super Bowl XXXV and the NHL Stanley Cup in 2001.

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


STRATEGY

     Our objective is to become the leading provider of electronic advertising and program enhancements to the broadcasters of sports and entertainment programming as well as to television advertising markets worldwide. We are positioning PVI not just as a technology provider, but as a company that provides media and marketing services for television advertisers and generates incremental revenue for broadcasters and rightsholders. The key elements of our strategy are:

     o Developing relationships with rights owners. We intend to continue developing our relationships with rights owners such as the National Football League ("NFL"), Major League Baseball ("MLB"), National Basketball Association ("NBA"), International Federation of Football Associations (" FIFA"), Indy Racing League (" IRL"), specific teams and other sports governing bodies as well as the owners of first run and syndicated entertainment programs;

     o Developing relationships with television broadcasters and distributors. We intend to continue to develop the relationships we currently have with national network broadcasters such as NBC, CBS, ABC, ESPN, and FOX and cable operators and programmers such as Cablevision and their affiliated programming entities;

     o Developing relationships with non-sports owners of first run and syndicated entertainment programming. We intend to continue to develop software used for virtual product integration in television programming and to convince television sponsors and broadcasters to use the L-VIS System in their programming;

     o Working with high-profile advertisers. To promote acceptance of the L-VIS System, our marketing executives are actively discussing the unique uses and benefits of our L-VIS System with high-profile advertisers. Our efforts in this area continue to expand because of the success of this approach in building a profitable business outside the United States working directly with the advertising community, and the potential benefits we believe would result from the endorsement of our technology by the advertising community; and

     o Enhancing and developing additional L-VIS System software and deploying new technology. In addition to enhancing our existing Vision software for use of the L-VIS System during soccer, football, baseball, basketball and hockey games, we are developing software which would allow us to use the L-VIS System during the broadcast of additional sports and other entertainment programming. Our recent acquisition of Scidel's patented video insertion technology will also enable us to offer video insertion to a wider variety of clients. We are also continuing to develop our iPoint product in cooperation with Cablevision in order to expand the use of our technology on the Internet and in interactive television.


OWNERSHIP OF VIDEO INSERTION RIGHTS

     The broadcast of soccer, football, baseball, basketball, hockey and any other type of sporting event is governed by agreements among the applicable teams, leagues, broadcasters and the sports federation, if any. In the NFL, for example, all television, video insertion and national sponsorship rights are controlled by the league for all regular season games, the playoffs, the Super Bowl and the Pro-Bowl. Such rights are controlled by individual NFL teams with respect to all pre-season games. In baseball, MLB holds all television, sponsorship and video insertion advertising rights with respect to regular season nationally broadcast games, the All Star Game, playoff games, the World Series and the international distribution of regular season games.

     The broadcast of pre-recorded, entertainment programming such as sitcoms, variety shows and award shows can be controlled by agreements among copyright holders, production companies, distributors, broadcasters and/or cablecasters, and sponsors.

     Impediments to the use of our L-VIS(R) System during the broadcast of programs covered by any of these agreements could have a material adverse effect on our business, financial condition and the results of our operations by limiting its acceptance and use in television programming. In many instances, these agreements provide that different persons control the copyrights to the broadcasts in differing circumstances, for instance, regular season play versus playoffs in sports, or first run versus syndication for situation comedies. Agreements often govern permitted forms of advertising and modifications to the broadcast. Use of video insertion technology is not specifically discussed in some existing agreements and under these circumstances it is not clear whose permission must be obtained to use the L-VIS System. If we use our L-VIS System without the permission of the appropriate parties, such use can be challenged in a court of law. The defense and prosecution of copyright suits is both costly and time-consuming and current broadcast copyright holders might not agree to amend current agreements to allow for or facilitate the use of our technology on terms acceptable to us.


SALES AND MARKETING

     While our emphasis is to generate increased sales from sharing advertising revenue with rightsholders and broadcasters, we expect to continue to generate revenues from royalties received for the licensing of our technology and from contractual or production revenue earned from fees paid by broadcasters for program enhancements.

     The L-VIS System has been used during the broadcast of, among other events,
(i) hundreds of broadcasts of soccer matches in Latin America and Europe, (ii) the international broadcast of the Super Bowl every year beginning with Super Bowl XXXIII in January 1999, (iii) the CBS News' Early Show in its daily weekday news programming under a multi-year agreement beginning in November 1999, (iv) 2001, 2000 and 1999 MLB home games of the Philadelphia Phillies and the San Diego Padres, (iv) NFL regular season and playoff games broadcast by CBS Sports since 1999, (vi) ESPN Sunday Night Baseball games during the 1999, 2000 and 2001 regular seasons, and (vii) IRL national telecasts on ABC and ESPN for their 2000 and 2001 series, including the Indianapolis 500 in May of both years.

     On February 14, 2001, we entered into a license agreement with Cablevision Systems Corporation which grants Cablevision and its affiliates the right to use our L-VIS System and related proprietary rights in its business in exchange for license fees and royalties. Since that time, L-VIS Systems have been installed in two Cablevision properties - Madison Square Garden (MSG) in New York City and Rainbow Networks Communications (RNC) in Bethpage, New York, which is Cablevision's programming origination and distribution center. With the installation of the system at RNC, we have expanded the applications of our technology to include NCAA college hockey games, where virtual advertising has been used during the game on the glass panels behind the goal. The system at MSG has been used to test the insertion of virtual images off-air in six New York Rangers hockey games and to insert virtual images in one live Rangers broadcast. Cablevision owns Madison Square Garden and the New York Rangers, as well as the New York Knicks basketball team. We have also begun providing services to Bravo, one of Cablevision's many cable programming properties, for insertion of advertising logos and products in selected Bravo programs.

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

     During the past year, we made significant new efforts to increase our focus on sales and marketing, including increasing our sales staff, opening new offices in New York City and retaining new sales and marketing advisors, including a new public relations firm.

     Over the past several years, we have focused our sales and marketing efforts on those sports that account for a significant amount of the United States or worldwide advertising and sponsorship expenditures and in a growing number of entertainment programming applications. The following is an explanation of our sales and marketing strategy for several of our target markets:


     SOCCER

     Soccer is the most popular, marketable and widely seen sport in the world. Although sales from soccer television advertising in the United States historically have been very small, the majority of our revenues are derived from this sport worldwide, with Latin America being the leader. We intend to strongly pursue and continue marketing the L-VIS System for use in soccer matches in Europe, Asia, and Latin America.

     The basic soccer application software was initially designed to insert an image onto the center circle of a soccer field, but has now evolved to insert images in the grass near the goal posts, above the billboard signs and practically anywhere on the field that an advertiser would want, subject to FIFA's (soccer's governing body) rules. The L-VIS System has been used both nationally and internationally in soccer broadcasts. In March 2000, our then Latin American licensee, Publicidad (which became our wholly-owned subsidiary on September 20, 2001), entered into a multi-year agreement with Televisa and TV Azteca, Mexico's two largest television networks, for the use of the L-VIS System. The agreement includes the telecast of World Cup 2002 qualifying games.

     In February 2001, PVI Europe entered into an agreement with Canal + Belgium to produce virtual game enhancements in over sixty games of the Belgian Premier Soccer League, through June of 2002. Among the enhancements being produced are club logos, scores in the center circle, distance to the goal and a virtual off-side line. In July 2001, the L-VIS System was used to insert virtual advertising in Major League Soccer's All Star Game played in California and broadcast by ABC Sports. Logos for Pepsi and Subway were inserted outside of the playing field throughout the broadcast. PVI and MLS entered into an Agreement to expand the use of the LVIS system throughout the 2002 season. PVI has also provided virtual advertising in domestic soccer broadcasts seen on Telemundo this year.

     On March 26, 2002, PVI acquired the assets of Scidel Technologies, Ltd., including several key agreements for virtual advertising in European soccer league broadcasts. PVI intends to utilize the proprietary technology it acquired from Scidel, along with our own L-VIS technology, to expand the use of virtual advertising for soccer in Europe and elsewhere.

     It is our understanding that FIFA continues to evaluate its position on the use of virtual imaging. We continue to explore ways to encourage FIFA to grant permission for its expanded use. There can be no assurance that FIFA will grant such expanded permission, and without the permission of FIFA, our potential revenue from soccer would be substantially reduced.


     FOOTBALL

     PVI has developed several successful commercial and enhancement applications for professional football. For the preseason games of the Philadelphia Eagles and the Minnesota Vikings, paid virtual ads are placed in high impact positions in the crowd, in each end zone and around the goalpost regions. These ads are animated for greater effect.

     During the regular NFL seasons in 2001, 2000 and 1999, we used the L-VIS technology to insert a first down line in CBS national broadcasts, including post season playoff games. The first down line appears to be popular with the viewing audience and similar technology can be used to put advertising on the field, in the form of a "branded" first down line, for example, when the rights owner permits it. Although the NFL does not permit signage in the broadcasts of its regular season games at the present time, we continue to pursue this possibility. PVI has inserted a branded first down line in domestic broadcasts of championship games for NFL's Europe League in 2000 and college football's Sun Bowl in 2001.

     PVI also sells advertising in the international feed of the Super Bowl. In this "feed", PVI and its partners in Canada and Mexico sell advertising intended for their own market. This "narrowcasting" approach increases revenues and has featured international advertisers such as FedEx, Charles Schwab, Volkswagen and Philips Electronics.

     In 2001, we entered into a joint venture with CBS Sports and Core Digital to introduce EyeVision, a technology able to produce three dimensional replays from multi-camera angles. EyeVision was deployed for the first time in the 2001 Super Bowl.


     BASEBALL

     Baseball stadiums have perhaps the most valuable piece of real estate in sports--the wall behind home plate. We believe that this high impact position has great recall among viewers and is a coveted position for advertisers. Under agreement with ESPN, PVI has placed virtual ads in their national broadcasts of Sunday Night Baseball. The virtual ads change every half inning and have appeared in a minimum of twenty games in each of the last two seasons. Advertisers that have used the service include Claritin, Century 21, Gateway and Buick. We provided the same service to MLB for the 2001 All Star Game. The Philadelphia Phillies and the San Diego Padres have used the system for several years with advertisers such as Coca-Cola, Toyota and Mobil making use of unique animated features like "speed of the pitch" in which a logo changes to reveal the speed of the last pitch.

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


     MOTOR SPORTS

     The IRL was the first major motor sport to utilize virtual advertising during its broadcasts. Their races are telecast over either ABC or ESPN and include the broadcast of the Indianapolis 500 in May of each year. The L-VIS System has been used to insert virtual images into the natural landscape of the IRL race broadcast, both in the middle of the field and on the race track. Additionally, during the Indianapolis 500 in May 2001, an expanded package of virtual enhancements was used including a virtual radar gun registering the speed of selected cars and a virtual picture of the winning driver on the start/finish line during the final lap of the race.


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

     During the 2000, 2001 and 2002 Grammy Awards broadcast on CBS each February, the L-VIS System was used to insert virtual advertisements on the walkways into the building prior to the award show. PVI also expanded its work in entertainment programming in 2001 with the use of the L-VIS System on a daily basis in MTV's "Total Request Live" and through our work with Comedy Central, USA Network, and The Hallmark Channel.

     Our strategic relationship with Cablevision has also led to many new opportunities to expand the array of applications of our technology to include NCAA college hockey games, where virtual advertising has been used during the game on the glass panels behind the goal. A system recently installed at Madison Square Garden has been used to test the insertion of virtual images off-air in six New York Rangers hockey games and to insert virtual images in one live Rangers broadcast. Cablevision owns Madison Square Garden and the New York Rangers, as well as the New York Knicks basketball team. We have also begun providing services to Bravo, one of Cablevision's many cable programming properties, for insertion of advertising logos and products in selected Bravo programs.


INTERNATIONAL BUSINESS STRATEGY

     Our strategy with respect to sports and entertainment programming originating outside of the United States is to enter into revenue sharing agreements either with foreign broadcast and sports marketing experts or by the formation of foreign subsidiaries either majority or wholly-owned by PVI. We expect that the largest international market for the L-VIS System will be for soccer matches and entertainment programming.

     Publicidad, which has marketed the L-VIS System throughout Mexico, Central and South America and the Spanish-speaking markets in the Caribbean basin since 1993, has become the largest and most successful virtual advertising company worldwide. The L-VIS System has been used by the clients of Publicidad to place insertions into broadcasts of hundreds of soccer matches, tennis matches, bullfights and entertainment programming including concerts. In September 2001, we acquired Publicidad, and it is now a wholly-owned subsidiary of PVI.

     In June 2000, we formed PVI Europe, a majority-owned subsidiary headquartered in Belgium, for the purpose of marketing our L-VIS System throughout all of Europe with the exception of Spain and Portugal. PVI Europe provided virtual game enhancements in the NFL Europe World Bowl 2000 marking the first time a branded virtual first-down-line was seen by a worldwide audience. In February 2001, PVI Europe reached an agreement with Canal + Belgium to produce virtual game enhancements including club logos, scores in the center-circle and a virtual offside line, for live broadcasts of the Belgian Premier Soccer League. This agreement with Canal + Belgium, a pay-tv station and part of the French based Canal + Group owned by Vivendi Universal, will continue through June of 2002 and marks the first time a broadcaster in Belgium used virtual imaging in its broadcasts.

     Recently, PVI Europe's operations have been streamlined. Costs have been reduced substantially, and PVI Europe's focus is now only on those markets in Europe that offer the most potential.

     On March 26, 2002, PVI acquired the assets of SciDel Technologies, Ltd., an Israeli virtual signage company specializing in downstream applications. SciDel's downstream technology complements PVI's efforts in moving towards total vision based applications. In addition, SciDel has ongoing operating relationships with three of Europe's major soccer leagues.

     In South Africa, PVI is in discussions with SABC, the leading public television channel in South Africa to produce advertising and game enhancements in live rugby, cricket, soccer, boxing, motor sports, horse racing, golf and other athletics broadcasts.

     In Korea, PVI is represented by Virtual Media Lab, Inc., a subsidiary of Cybersmart, a multimedia software development company based in Korea, which has been our licensee since 1999. PVI Korea has been instrumental in working with the Korean government to change the laws regarding the utilization of virtual signage, and recently demonstrated our technology to Korean broadcasters for potential use for Korean broadcasts of the 2002 World Cup.

     See Note 22 of Notes to Consolidated Financial Statements for additional industry segment, geographical and customer information.

     There can be no assurance that we will be able to enter into or maintain favorable relationships with any partners or licensees, that any partners or licensees will establish a market for the L-VIS System, that any relationships will generate any revenue for us, or that any partners or licensees will act in good faith and perform their obligations to us. To the extent that we have entered into these exclusive arrangements in a particular market, we are dependent upon these partners or licensees to generate revenues for us. Their failure could preclude us from generating material revenues in such geographical area or with respect to a specific sport, as the case may be.

     There are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences. These and other factors, including the failure to integrate into our operations any foreign businesses such as Publicidad and SciDel Technologies which we have acquired or may acquire, may prevent us from creating a material business internationally. We have granted some parties exclusive rights to territories or specific sporting events, which means that we must rely on their success in these areas. Their failure could greatly reduce the potential growth of our international business.


PRODUCT DEVELOPMENT

     The L-VIS(R) System is designed using a Flex-Card hardware platform. This platform is more powerful than previous platforms and allows for software re-configuration. We have designed the Flex-Card L-VIS(R) System to provide multiple insertion capability, multiple camera capability and an expanded zoom range, and we have created a simplified graphical user interface. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Development", regarding the costs associated with our product development during the six months ended December 31, 2001 and in each of the last three fiscal years.

     We are continuing to improve existing software for use of the L-VIS System during the broadcast of soccer, football, baseball, basketball and hockey games, as well as golf and motor sports. Further, we are developing software to permit the use of our L-VIS System during the broadcast of other sports. We have also made the L-VIS System available for use with other events such as award shows, pay-per-view boxing and concerts. We intend to continue our development of our iPoint product as we believe there may be important applications of our technology as it relates to entertainment and sports programs when viewed with interactive television and/or the Internet.

     The L-VIS System can still only be used for some programs under certain circumstances. During live events, we often must have the cooperation of the broadcaster to obtain acceptable results. In the past, the L-VIS System has been operated mainly by our personnel but increasingly is operated by operators trained by us. We are working to develop additional software and hardware and train personnel to achieve a more user-friendly product with wider potential use.

     Recently, development of future versions of L-VIS have been directed toward vision-only applications. These applications rely primarily on computer vision and image processing to precisely and rapidly determine the position and orientation of the virtual insert, and do not require attachment of sensors to the broadcast lens or tripod. Such applications therefore may be operated remotely from the event site. When operated in this way, the cost associated with providing this service is significantly reduced, in part because of the reduced need to send operators to the event site. In addition, we are beginning a slow migration of the L-VIS hardware system to a hybrid structure, based in part on the existing FLEX architecture, and in part on a desktop personal computer ("PC"). As part of this effort, we are developing a PC based FLEX board equivalent.

     On March 26, 2002, we acquired the assets of SciDel Technologies, Ltd., an Israeli-based virtual advertising company, including their patent portfolio and proprietary hardware and software. The acquired technology works in vision mode by reliably recognizing lines in a television picture - such as lines on a basketball or tennis court - and derives data therefrom that enables the positioning of inserted images. The technology cannot, however, store that information in order to ensure that the insertions continue to be properly positioned when those lines are not visible. By adapting PVI's tracking technology for use with this line-finding system, we can overcome this problem and improve tracking performance in many situations.


COMPETITION

     PVI believes four other companies have developed or are trying to develop processes and equipment to pursue a business similar to our own. These organizations are Symah Vision-SA ("Symah"), Orad Hi Tech Systems Ltd. ("Orad"), SciDel Technologies Ltd. ("SciDel") and Sportvision, Inc. ("Sportvision").

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

     Both the Orad and SciDel systems have been used during some live commercial broadcasts. We believe Orad has one or more patents or patent applications relating to real-time video insertion. As described above, we have recently acquired the assets of SciDel.

     Sportvision is using technology similar to our own for inserting viewer enhancements, such as a first down line in football, into live television broadcasts. As far as we know, Sportvision has been minimally active in the advertising part of the business. In February 2002, PVI, FOX and Sportvision entered into a cross license agreement which relates to the use by each company of certain patents of the other company. (See Item 3 "Legal Proceedings.")

     Although we believe that use of the L-VIS System does not infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against us. (See Item 3 "Legal Proceedings").

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

     In addition to the products of these competitors, the L-VIS(R) System will compete with advertisers' use of traditional 30-second advertising spots, which remain the standard in the television advertising industry, and traditional signage and sponsorship programs. Our revenues will be partially dependent upon television sports advertisers allocating a portion of their advertising budgets to use the L-VIS System. There can be no assurance that advertisers will allocate their advertising expenses in the manner currently anticipated by us. Existing advertisers may be reluctant to use a new technology. Advertisers may not believe that their sales will increase as a result of the use of our technology. The competition is likely to be more intense where we are competing for television advertising and sponsorship dollars that are currently spent on traditional media, such as 30-second spots or scrolling billboards. We need the cooperation of the sponsorship advertising sales departments of team owners, other rights holders and broadcasters. We rely on these entities for the sale of our products to advertisers, but they may have incentives to sell alternative advertising or sponsorship inventory rather than our services. The reluctance by advertisers and sales forces to embrace our technology and assist in the sale of virtual advertising could have a material adverse effect on our business, financial condition and results of operations by stifling the potential growth of our business.

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

     During the 2001 MLB season, 26 MLB teams had scrolling billboards located behind home plate. The existence of these scrolling billboards and other advertising behind home plate currently limits the marketability of the L-VIS System in baseball. We believe that one manufacturer of scrolling billboards used in stadiums has included restraints in its contracts that inhibit or prohibit the use of video insertion technology in television broadcasts. Other agreements among advertisers, sponsors, syndicators, promoters, broadcasters and cable operators may include similar provisions. These restrictions may have a material adverse effect on our business, financial condition and results of operations by reducing the number of potential users of the L-VIS(R) System.

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


MANUFACTURING AND SUPPLY

     We have built 41 L-VIS(R) System units (each, an "L-VIS Unit"), of which approximately 30 are being used from time-to-time by customers, potential customers or foreign marketing partners. An L-VIS Unit consists of standard electronic equipment racks, containing both standard purchased components and our proprietary circuit boards, assembled and tested by our own personnel.


REGULATIONS

     We do not believe that any federal or state regulations currently directly relate to or restrict the use of the L-VIS System. There are existing regulations imposed on broadcasters, which may require disclosure that the L-VIS System is being used in a particular broadcast. In addition, there can be no assurance that there will not be any regulations or restrictions in the future, which either directly, or indirectly through broadcaster regulations, adversely affect the use of the L-VIS System. Further, there can be no assurance that regulatory agencies in foreign jurisdictions have not adopted, or will not adopt in the future, regulations or restrictions affecting the use of the L-VIS System. If adopted, such regulations or restrictions might reduce or eliminate the market for our products in any country where these regulations or restrictions are adopted. This could have a material impact on our ability to expand into both domestic and international markets if it prevents us from providing our services in a particular sport, broadcast or entertainment market.


INTELLECTUAL PROPERTY

     PATENTS

     We own ten issued U.S. patents relating to proprietary technology we use in our business. These patents expire at various times, commencing in 2012. A number of new patent applications are pending in the United States.

     To date, we have filed patent applications in the European Patent Office and in various non-European countries around the world where we expect to do business.

     The degree of protection offered by our patents is not certain, and any patents issued to us or our licensees in a foreign country may provide less protection than provided in the United States. In addition, it is possible that our pending patents will not issue.

     We believe our patents will be important in our future business dealings, since we believe that any system that is able to deliver the technical capabilities of the L-VIS System will depend on image processing technology that will, therefore, fall within the scope of PVI's issued patents.

     The validity and/or breadth of PVI's owned and licensed patents generally may be tested in post-allowance court proceedings. (See Competition above). While one court proceeding has been settled and another is underway relating to PVI's patent property, there has been no completed court test of any of the issued patents, the allowed patents or any of the pending applications or foreign counterparts. We are aware of other companies that have patents or patent applications in the field of electronic video insertion technology. As was the case with Sportvision, these companies or others may claim that we infringe the patents or rights of such third parties, or these third parties may infringe our patents. In either event, patent litigation involves complex legal and factual issues, and the outcome, consequently, is highly uncertain. Furthermore, patent litigation entails considerable costs, which could divert resources that otherwise could be used for our operations. We cannot be certain that PVI or its licensors will be successful in enforcing our rights, or that our products or processes do not or will not infringe the patent or intellectual property rights of a third party. An adverse outcome in the defense of any patent infringement action could subject PVI to significant liabilities to third parties, require PVI to license disputed technology from third parties, if possible, force PVI to try to redesign its products or practices, or require PVI to cease selling its products. In the event our owned or licensed patents were successfully challenged in court, our business, financial condition and results of operations would be materially adversely affected by limiting our ability to do business.

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

     If the L-VIS System were found to infringe any third party patent, we might be required to modify the L-VIS System or enter into an arrangement to license such patent, if possible. There can be no assurance that we would be able, under such circumstance, to modify the L-VIS System or enter into a license arrangement. We also rely in large part on un-patented trade secrets, improvements and proprietary technology. We require our employees and some third parties to enter into confidentiality agreements. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop similar technology, gain access to our technology, reverse engineer or patent technologies that are substantially equivalent or superior to our technologies. We also use copyright, trademark and trade secret protection. These steps may not protect our trade secrets, know-how or other proprietary information.


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


     TRADEMARKS

     L-VIS(R), the mark under which we are marketing our live video insertion products is a trademark of PVI which is registered with the U.S. Patent and Trademark Office.

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


EMPLOYEES

     As of March 27, 2002, we (together with our wholly-owned subsidiaries) had 101 full-time employees, 54 of whom were engaged in, or directly supported, PVI's hardware and software research, development and product engineering activities, 9 of whom assemble and operate our proprietary systems, 17 of whom were engaged in marketing activities and 21 of whom were engaged in administrative activities. In addition, we utilize part-time and seasonal employees as well as outside contractors and consultants as needed. None of our employees are represented by a labor union, and we believe our relations with our employees are good. Our success depends on our ability to attract and retain qualified financial, technical, marketing and other management personnel for which we face competition.

     Currently, each of our employees is required to execute an agreement pursuant to which he or she assigns to PVI all patent rights and technical or other information which pertain to PVI's business and are developed by the employee during his or her employment with PVI, and agrees not to disclose any trade secret or confidential information without the prior consent of PVI.


ITEM 2. DESCRIPTION OF PROPERTY.

     We currently lease 21,000 square feet of office space in two neighboring buildings in Lawrenceville, New Jersey. The Lawrenceville facility is our main operations center, including product, hardware and software design, manufacturing and product assembly, product test and documentation, post production, customer training and customer technical support. The leases in Lawrenceville expire in September 2002. We are currently in negotiations to renew our lease on approximately 17,000 square feet in Lawrenceville, New Jersey. We currently lease 4,300 square feet of office space in New York City for our sales, marketing and art department personnel. In addition, we currently lease or sublease approximately 6,000 square feet of office space in Mexico City, 9,300 square feet of office space in Brussels, Belgium and 3,600 square feet of office space in Ra-anana, Israel. These offices are the main operations centers of Publicidad, PVI Europe and Adco Imaging, Ltd. (PVI's Israeli subsidiary), respectively.


ITEM 3. LEGAL PROCEEDINGS

     In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of U.S. Patent 5,917,553, licensed to Sportvision, Inc. on the basis of our belief that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. and Fox Sports Productions, Inc. ("Fox") filed a lawsuit against us in U.S. District Court for the Northern District in California for infringement of the disputed U.S. Patent 5,917,553, seeking injunctive relief and compensation including damages. Plaintiffs subsequently amended their complaint to add claims for infringement of U.S. Patent Nos. 6,141,060 and 6,229,550. On August 28, 2001, we filed a counterclaim alleging that Sportvision is infringing our U.S. Patent No. 5,264,933, and seeking injunctive relief and compensation including damages. As of December 31, 2001, discovery was ongoing and a trial date had been set for June 2, 2003. On January 29, 2002, the parties entered into a Settlement Agreement regarding this matter and a dismissal with prejudice as to all parties was filed on March 9, 2002. Pursuant to the Settlement Agreement, the parties entered into a patent cross-license agreement.

     In June 1999 we filed suit for patent infringement in U.S. District Court in Delaware against SciDel USA Ltd., the U.S. subsidiary of the Israeli company, SciDel Technologies Ltd. We contended that SciDel's video imaging system for electronically inserting advertising into live television broadcasts infringes on PVI's U.S. Patent No. 5,264,933 and sought a permanent injunction prohibiting infringement of our patent. The case was tried in late February 2001 and final briefing was completed in April. As of March 26, 2002, a decision had not been rendered. On March 26, 2002, we completed the acquisition of certain assets from SciDel Technologies, Ltd. In connection with that transaction the parties have agreed to file a dismissal of the action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     (a) Our common stock trades on the Nasdaq National Market under the symbol "PVII." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National
Market:

             Period                                      High             Low
-------------------------------                         ------           -----
2000    January 1 - March 31                            14.500           7.000
        April 1 - June 30                                8.438           3.876
        July 1 - September 30                            6.375           4.031
        October 1 - December 31                          5.031           1.250

2001    January 1 - March 31                             6.469           1.438
        April 1 - June 30                                5.230           3.090
        July 1 - September 30                            5.100           2.040
        October 1 - December 31                          2.990           1.910


     As of March 14, 2002, there were 355 holders of record of our common stock, with beneficial shareholders in excess of 400. On March 14, 2002, the last sale price reported on the Nasdaq National Market for the common stock was $1.78 per share. The market prices of equity securities of technology companies, such as PVI, have experienced substantial price volatility in recent years for reasons both related and unrelated to the individual performance of specific companies. Future sales of restricted securities (as defined under Rule 144 of the Securities Act of 1933, as amended), common stock under PVI's Stock Option Plan, and common stock issued upon the exercise of outstanding warrants, in the public market could adversely affect the stock price and our ability to raise funds in new stock offerings. To date, the trading volume of our common stock has remained relatively small. As a result, shareholders may experience difficulty selling or otherwise disposing of shares of common stock at favorable prices, or at all.

     The continued listing of our common stock on the Nasdaq National Market System ("NMS") will be conditioned upon our meeting certain asset, stock price and other criteria set forth by such quotation system. Effective June 20, 2001, the SEC approved certain changes the NMS made to its quantitative listing standards. Among other things, the NMS changed the minimum $4,000,000 net tangible assets requirement to $10,000,000 in stockholders' equity. As of December 31, 2001, we were in compliance with all NMS listing criteria. If we fail to meet any listing criteria, our common stock may be delisted from quotation on such system. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing.

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

     We have neither paid nor declared any dividends on our common stock since our inception. We expect to retain all earnings, if any, generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by our Board of Directors. Furthermore, pursuant to our Certificate of Incorporation, we are prohibited from paying any dividends on the common stock until all accumulated dividends in respect of the Series A preferred stock and Series B preferred stock have been paid. As of December 31, 2001, the accrued dividends with respect to the shares of Series A preferred stock and Series B preferred stock totaled $27,618 and $30,793, respectively.

     We are required to redeem the Series A preferred stock on a pro rata basis, at a price of $4.50 per share plus all accrued but unpaid dividends, out of 30% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. Subject to the prior redemption of all of the Series A preferred stock, we are required to redeem the Series B preferred stock, on a pro rata basis, at a price of $5.00 per share plus all accrued but unpaid dividends out of 20% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. As of December 31, 2001, 11,363 shares of Series A preferred stock and 12,834 of Series B preferred stock were outstanding. See Note 19 of Notes to Consolidated Financial Statements.

     On November 8, 2001, we sold 615,385 shares of our common stock to Presencia for an aggregate purchase price of $2,000,001. This sale was exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering. The securities were issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate issued. The purchaser received adequate information about our business.


ITEM 6. SELECTED FINANCIAL DATA

     In December 2001, our board of directors elected to change our fiscal year end from June 30 to December 31, commencing with the six month period ended December 31, 2001.

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

                                      Six months
                                        ended                       Fiscal Year Ended June 30,
                                     December 31,    --------------------------------------------------------
('000s except for loss per  share)      2001(1)       2001(2)      2000        1999        1998        1997
----------------------------------   ------------    --------    --------    --------    --------    --------
Statement of Operations Data:

Total revenue                          $  5,578      $  4,664    $  3,046    $  1,222    $    696    $    212

Severance and other charges (3)        $  1,061            $-          $-          $-          $-          $-

Total costs and expenses               $ 12,353      $ 17,375    $ 16,793    $ 11,852    $  8,828    $  6,026

Operating loss                         $ (6,776)     $(12,711)   $(13,748)   $(10,630)   $ (8,132)   $ (5,815)

Interest expense                       $     --      $     --    $     --    $     --    $ (1,814)   $     --

Other income, net                      $    194      $    555    $    681    $    976    $    862    $     84

Net loss applicable to common stock    $ (6,994)     $(11,692)   $(12,489)   $ (9,698)   $ (9,128)   $ (5,775)

Basic and diluted net loss per share   $  (0.48)     $  (1.09)   $  (1.33)   $  (1.18)   $  (1.55)   $  (2.18)

Weighted average number of shares -
   basic and diluted                     14,721        10,732       9,374       8,186       5,891       2,288

Balance Sheet Data:

Cash and cash equivalents              $  8,360      $  2,672    $  8,388    $ 12,494    $ 21,553    $    776

Accounts receivable                    $  2,299      $  1,308    $    829    $    379    $    193    $     87

Property and equipment, net            $  2,857      $  2,996    $  3,685    $  3,807    $  2,547    $  1,267

Patents, net                           $    528      $    556    $    587    $    547    $    493    $    389

Identifiable intangibles, net          $  3,024      $     --    $     --    $     --    $     --    $     --

Goodwill                               $  5,339      $     --    $     --    $     --    $     --    $     --

Total assets                           $ 31,220      $ 11,295    $ 15,725    $ 18,891    $ 25,426    $  2,761

Redeemable preferred stock             $    174      $    170    $  1,036    $    992    $    948    $    904

Minority interest                      $     --      $     94    $    312    $     --    $     --    $     --

Total stockholders' (deficit)/equity   $ 11,052      $  3,390    $  9,273    $ 12,143    $ 22,034    $ (1,005)

Other Data:
Capital expenditures                   $    389      $  1,170    $  1,495    $  2,514    $  2,094    $    523

---------------
(1) Results reflect the acquisition of Publicidad in September 2001 and the second closing of the Cablevision transaction as described in Note 5 of the Notes to Consolidated Financial Statements.

(2) Results reflect the first closing of the Cablevision transaction as described in Note 4 of the Notes to consolidated financial statements.

(3) Reflects severance payment to a former member of management and costs associated with streamlining our domestic and European operations as described in Note 6 of the Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.


OVERVIEW

     Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the L-VIS(TM) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of December 31, 2001, June 30, 2001 and 2000, we had an accumulated deficit of approximately $69,396,000, $62,405,000 and $50,725,000, respectively. This deficit is the result of product development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(TM) System") and iPoint, an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur additional losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media services company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

     We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under a joint collaboration and license agreement entered into with Cablevision Systems Corporation, we intend to work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution. In order to increase our revenue generating user base and to expand into domestic and international markets, we are marketing our systems on a worldwide basis through licensing and royalty agreements and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe") and our wholly-owned subsidiary, Publicidad Virtual, S.A. de C.V. ("Publicidad").

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

     We expect to continue generating revenue from ads sold by rights holders that use the L-VIS System. These revenues are expected to be shared with the rights holders. Accordingly, in order to grow revenues from the use of the L-VIS System, we will need to enter into additional agreements with rights holders. The agreements can take various forms, including revenue sharing agreements under which we receive a percentage of the fee paid by the advertisers and contractual arrangements whereby we receive an agreed upon fee for our services. We recognize revenues when the respective advertisement is inserted into a television broadcast. Due to the seasonal nature of sporting events, the revenue generated from the insertion of advertising or program enhancements in sports programming will fluctuate seasonally. This seasonality is moderated by the multi-sport capabilities of the L-VIS System and its increasing use in entertainment and other non-sports related programming.

     In addition to the revenue arising from advertising and contractual arrangements, a second revenue source is the strategic licensing of the L-VIS System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and we share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, we receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license. These license fees are recognized as revenue when all related commitments have been satisfied and the fee is considered collectible.

     A third revenue source is fees paid for the services provided by the L-VIS System which support the electronic insertion of visual aids in live sports and entertainment programming, such as a virtual first-down line in football games, and the use of logo and name branding during live weekday news programming. We also offer an advanced post-production product whereby the L-VIS System technology can place products or logos within existing, pre-recorded television programs, movie scenes or live television broadcasts. We recognize these revenues when earned, which is when the enhancement or visual aid is inserted into a live or pre-recorded television broadcast.

     Because our operations relate to the continuing development and marketing of the L-VIS System, we work to convince advertisers, broadcasters and broadcast rights holders of the value of the L-VIS System. If we do not generate enough revenues to cover our operating expenses, we will have to either raise additional money or substantially reduce the scale of our operations. We may not be able to obtain additional financing on acceptable terms, or at all. If we cannot raise money, our business, financial condition and the results of our operations will be adversely affected.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIOD ENDED DECEMBER 31, 2001 TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000 (UNAUDITED)

     REVENUES. Revenues are earned from both advertisers' use of the L-VIS System and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of the L-VIS System outside the United States. Total revenues for the six months ended December 31, 2001 increased 114% to $5,577,565 from $2,600,808 for the six months ended December 31, 2000 primarily due to the acquisition of Publicidad Virtual, S.A. de C.V. in September 2001. Total royalties and license fees decreased 18% to $1,019,474 from $1,236,929 for the six months ended December 31, 2001 and 2000, respectively. Total advertising and production revenue increased 234% to $4,558,091 for the six months ended December 31, 2001 from $1,363,879 for the six months ended December 31, 2000. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for these fluctuations. The increases in revenue resulting from our acquisition of Publicidad were partially offset by reduced advertising revenue from our Major League Baseball contracts and the loss of our contract for the NFL Today pre-game show.

     TOTAL COSTS AND EXPENSES. Total costs and expenses for the six months ended December 31, 2001 increased 40% to $12,353,428 from $8,821,890 for the six months ended December 31, 2000 primarily as a result of increases in our sales and marketing expenses and costs associated with severance payments to a former member of management and the streamlining of both our European and domestic operations.

     Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the six months ended December 31, 2001 increased 133% to $3,970,482 from $1,706,368 for the six months ended December 31, 2000. This resulted primarily from our consolidation of Publicidad's sales and marketing expenses which included approximately $1.6 million in payments for the purchase of television airtime for the use of virtual advertising in both sports and entertainment programming.

     Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 13% to $1,584,834 for the six months ended December 31, 2001 from $1,397,515 for the six months ended December 31, 2000. This increase represents salaries and overhead related to our ongoing engineering process to migrate the L-VIS system to a PC platform as well as the continuing development of the iPoint product.

     Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of the L-VIS Systems in the field. Total field operations and support costs for the six months ended December 31, 2001 increased 8% to $3,128,220 from $2,885,651 for the six months ended December 31, 2000 primarily due to the inclusion of approximately $300,000 for Publicidad's production costs. This increase was partially offset by approximately $100,000 in savings in our domestic production costs associated with the insertion of the first down line for CBS during the 2001 NFL season. Experience in streamlining our operations resulted in shorter on-site setup time required and the ability to provide our services with a reduced number of personnel.

     Total general and administrative expenses decreased 8% to $2,609,060 for the six months ended December 31, 2001 from $2,832,356 for the six months ended December 31, 2000. This resulted primarily from a decrease of approximately $500,000 in legal fees incurred in connection with the protection of our patent portfolio. Also contributing to the decrease was the reversal of $309,000 related to prior period compensation expense. The original expense was recorded within the year ended June 30, 2001, relating to the variable accounting for options which were repriced in February 2001. The expense was reversed in the six month period ended December 31, 2001 due to the fact that the market value of the PVI common stock was less than the repriced amount of $4.375 on December 31, 2001. These reductions in expense were offset by the inclusion of Publicidad's general and administrative expenses of approximately $300,000 and an increase of approximately $150,000 in consulting fees paid for legal and administrative services.

     During the six months ended December 31, 2001, we recorded severance and other charges in the amount of $1,060,832. This resulted primarily from the recording of approximately $980,000 in severance payments due to a former member of our management team. These payments will be paid over the three year period November 2001 through October 2004. In addition, we recorded approximately $80,000 for lease payments due on office space in our New Jersey and Belgium offices which, due to the streamlining of our operations, will not be used after January 2002.

     Total net other income decreased 18% to $193,752 for the six months ended December 31, 2001 from $237,407 for the six months ended December 31, 2000 primarily as a result of lower cash balances available for investment.

     Losses from equity investment were $176,028 for the six months ended December 31, 2001 as a result of our investment in the Revolution Company, LLC, which began operations in January 2001. The loss of $176,028 represents our share of the total net losses of Revolution Company, LLC.

     Losses from securities available for sale was $500,000 for the six months ended December 31, 2001, related to an other-than-temporary impairment loss. The investment was written down to $0 as of December 31, 2001.

     Minority interest increased 35% to $94,280 for the six months ended December 31, 2001 from $69,646 for the six month ended December 31, 2000 as a result of increased losses in our majority held subsidiary, PVI Europe.

     NET LOSS. As a result of the foregoing factors, our net loss increased 26% to $6,990,590 for the six months ended December 31, 2001 from $5,542,030 for the six months ended December 31, 2000.

     OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting and thereby have been marked to market at December 31, 2001. We recorded the reversal of a prior period compensation charge in the amount of $309,087 as the closing price of the stock on December 31, 2001 was less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.


COMPARISON OF THE TWELVE MONTHS ENDED JUNE 30, 2001 TO THE TWELVE MONTHS ENDED JUNE 30, 2000

     REVENUES. Total revenue increased 53% to $4,663,677 for the fiscal year ended June 30, 2001 ("Fiscal 2001") from $3,045,899 for the fiscal year ended June 30, 2000 ("Fiscal 2000".) Advertising and contract revenue increased 49% to $2,242,236 in Fiscal 2001 from $1,508,664 in Fiscal 2000 primarily as a result of the increased use of our L-VIS System by ESPN during the broadcast of Sunday Night Baseball games during the 2000 and 2001 MLB season, by CBS Sports for the insertion of the virtual first down line in the national broadcast of 2000-2001 NFL regular and post-season games and by the Indy Racing League ("IRL") throughout their 2001 season. Also contributing to the increase was the initial use of the L-VIS System by CBS on their NFL Today pre-game show for the 2000-2001 season, and by the National Basketball Association in the international broadcast of the 2000-2001 season finals. Advertising and contract revenues increased by approximately $370,000 from football broadcasts, $130,000 from auto racing broadcasts and $100,000 each, from baseball broadcasts and from basketball and post-production activities. Royalties and license fees increased 58% to $2,421,441 in Fiscal 2001 from $1,537,235 in Fiscal 2000. Of this total, royalties and license fees attributable to Publicidad totaled $2,142,927 and $1,090,485 in Fiscal 2001 and 2000, respectively, an increase of approximately $1.1 million year over year. This increase was partially offset by a decrease of approximately $200,000 in license fees received from Sasani, a former South African licensee.

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


COMPARISON OF THE TWELVE MONTHS ENDED JUNE 30, 2000 TO THE TWELVE MONTHS ENDED JUNE 30, 1999

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


SEGMENT REPORTING

     We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical regions including the United States, Latin America, Canada, Europe and all other regions. For the six months ended December 31, 2001, total revenues were $5,577,565. Of this total, approximately $4 million was from our Latin American region and $1.3 million was from the United States, As a result of our acquisition of Publicidad in September 2001, total revenues increased dramatically between fiscal 1999 and 2001and during the six months ended December 31, 2001 as a result of increased license and royalty fees received from Publicidad prior to our acquiring their business in September 2001, and the inclusion of their advertising and production revenue on our consolidated statement of operations since the date of acquisition.

     License and royalty revenue increased 142% to $1,090,484 in Fiscal 2000 from $450,185 in Fiscal 1999 and an additional 97% to $2,142,927 in Fiscal 2001 over Fiscal 2000. These increases were principally the result of more favorable royalty rates negotiated with Publicidad allowing us to receive a share in their total revenues. A second contributing factor was an increase in revenues paid to Publicidad by Televisa, S.A. de C.V., Mexico's largest broadcaster, for their use of the L-VIS system in soccer and entertainment programming.

     License and royalty fees from other geographic locations decreased from $446,741 in Fiscal 2000 to $102,468 in Fiscal 2001 as a result of the termination of a license agreement with our South African licensee, Sasani Limited in June 2000. This decrease was partially offset by the inclusion of revenues from PVI Europe of approximately $72,000 during their first year of operations.


CRITICAL ACCOUNTING POLICIES

     PVI's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations:

     REVENUE. Royalty fee revenue relates to the fee received when our licensees have royalty agreements pursuant to which we earn revenues from their use of our technology. The minimum amounts are recorded when earned in accordance with the contract terms. Amounts in excess of the minimum are recorded when the conditions for earning the royalties in excess of the minimums are met.

     Non-refundable license fees are recognized as revenue over the license term, commencing when all commitments are satisfied. Additionally, under the terms of certain agreements, we retain title to the L-VIS System and receive a non-refundable equipment fee which reflects reimbursement for the construction cost of the system delivered to the licensee. These equipment fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

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

     Marketable Securities. PVI holds an investment in Pineapplehead Limited, an Australian based company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, we carry our investment at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the company's cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in our marketable securities, it is our policy to write down this investment to the market value and record the related writedown as an investment loss on our consolidated statements of operations.

     For more information on our marketable securities, please refer to Note 7 of our Notes to Consolidated Financial Statements.

     Equity Investments. The Company has a direct investment in Revolution Company, a privately-held company. Our investment is accounted for using the equity method of accounting, and accordingly, the carrying balance of our investment is adjusted to reflect our share of investment loss. We have a policy in place to review the fair value of our investment on a regular basis to evaluate the carrying value of the investment in Revolution Company. This policy includes, but is not limited to, reviewing the company's business plan, revenue expectations and operational performance. If we believe that the carrying value of the investment is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related writedown is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to volatility in our reported consolidated statements of operations.

     For further information on our long-term equity investment, please refer to
Note 13 of our Notes to Consolidated Financial Statements.

     Goodwill and Intangible Assets. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have applied SFAS No. 141 in our preliminary allocation of the purchase price of the Publicidad Acquisition. Accordingly, we identified and allocated a value to intangible assets totaling $3.2 million related to customer and distributor relationships and trademarks. We also recorded goodwill related to this acquisition of $5.3 million. The valuation of these intangible assets is inherently subjective and requires the use of certain estimates and management's judgment. The annual impairment testing required by SFAS No. 142 also requires the use of management's judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

     For more information on our goodwill and intangible assets, please refer to
Note 4 and Note 12 of our Notes to Consolidated Financial Statements.


     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the L-VIS Systems and their components are three years, office and research and development equipment and software is five years, and furniture and fixtures is seven years. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in the statement of operations in the year of disposal. Expenditures for leasehold improvements are capitalized and depreciated over the term of the underlying lease.

     Long-Lived Assets. Long-lived assets are comprised primarily of office equipment and the Company's LVIS systems. The carrying value of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows. Assets to be disposed are recorded at the lower of carrying value or estimated net realizable value.

     For more information on our property and equipment, please refer to Note 11 of our Notes to Consolidated Financial Statements.


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

     As of December 31, 2001, we had cash and cash equivalents of $8,360,353, an increase of $5,688,125 from our balance at June 30, 2001. This increase was primarily due to the inflow of cash from PVI Holding, LLC for Cablevision advance payments and an equity investment in the net amount of approximately $9.7 million.

     Net cash used in operating activities for the six months ended December 31, 2001 was $3,586,027. The main components are the net loss from operations and an increase in trade accounts receivable and prepaid airtime from Televisa, offset by an increase in accounts payable due to television networks and Presencia. These fluctuations were primarily the result of the acquisition of Publicidad.

     Net cash used in investing activities for the six months ended December 31, 2001 was $608,974 and was used primarily for the purchase of property and equipment.

     Net cash provided by financing activities for the six months ended December 31, 2001 totalled $9,878,765 primarily as a result of Cablevision's investment.

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

     Net cash used in investing activities increased 2% to $3,414,998 for the year ended June 30, 2001 from $3,353,746 during the prior year period as a result of several factors. Fees paid to obtain certain international broadcast and programming rights decreased by $600,000 and purchases of property and equipment fell by approximately $300,000 during Fiscal 2001 from Fiscal 2000. This reduction was partially offset by our initial investment of $850,000 in the Revolution Company LLC as described in Note 13 to the consolidated financial statements.

     Net cash proceeds from financing activities decreased 35% to $5,568,946 in Fiscal 2001 from $8,554,619 in Fiscal 2000. The cash provided during Fiscal 2000 was primarily the result of the receipt of net proceeds of approximately $8.3 million from a private equity offering of our common stock. The cash provided during Fiscal 2001 was primarily from the net proceeds of approximately $5.5 million from PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation, representing an investment in our common stock.

     Payments due by period under long-term commitments are as follows:

                                                      Within       Within       Within        Within       After
                                        Total         1 year      2 years       3 years      4 years      5 years
-------------------------------------------------------------------------------------------------------------------
Operating lease commitments           $2,036,793     $660,591    $ 216,840     $ 213,515    $ 185,340    $ 760,507
Capital lease commitments                 52,838       18,644       18,644        15,550            -            -
                                  ---------------------------------------------------------------------------------
                                      $2,089,631     $679,235    $ 235,484     $ 229,065    $ 185,340    $ 760,507
                                  ---------------------------------------------------------------------------------

     The consolidated financial statements of PVI have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $7.0 million, $11.7 million, $12.4 million and $9.7 million for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999, respectively. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

     The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our shareholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate our liabilities, planned operations may be scaled back. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to expand our business or meet our operating needs. (See Note 2 - Liquidity). The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our management is in the process of seeking additional financing through a variety of options including bridge loans or equity financing with existing shareholders, financial institutions or strategic investors. There is no assurance, however, that any such transactions will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations.


OTHER

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We have used this statement to account for the Publicidad transaction.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. In addition, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. We have early adopted this statement in our first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. We do not expect that the adoption of SFAS No. 144 will have a material impact on our results of operations, financial position or cash flows.

     CHANGES IN NASDAQ LISTING STANDARDS. Our common stock is quoted on the Nasdaq National Market System. The continued listing of our common stock is conditioned upon our meeting certain asset, stock price and other criteria. Effective June 29, 2001, the SEC approved certain changes the NMS made to its quantitative listing standards. Among other things, the NMS changed the minimum $4,000,000 net tangible assets requirement to $10,000,000 in stockholders' equity. As of December 31, 2001 we were in compliance with all NMS listing criteria. If we fail any listing criteria, our common stock may be delisted. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may also diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing at a price that is reasonable.

     NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $47,660,000 which expire in the years 2006 through 2022.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have material exposure to market risk from market risk sensitive instruments although we are exposed to foreign currency fluctuations and interest rate changes. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at December 31, 2001, June 30, 2001 or June 30, 2000. Declines in interest rates over time will, however, reduce our interest income. Other than intercompany transactions between our domestic and foreign entities, we generally do not have significant transactions denominated in a currency other than the functional currency applicable to each entity.


ITEM 8. FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 7 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements" on page F-1.


SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly financial data for the two quarters in our transition period for the six months ended December 31, 2001 and the four quarters in our fiscal years ended June 30, 2001 and 2000. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management's opinion, includes all adjustments that we consider necessary for a fair presentation of the information for the quarters presented.

                                                                                Quarter Ended
                                   Dec 31   ---------------------------------------------------------------------------------------
                                    2001     Sep 30    Jun 30    Mar 31    Dec 31    Sep 30    Jun 30    Mar 31    Dec 31   Sep 30
('000's)                           (1)(2)     2001      2001      2001      2000      2000      2000      2000      1999      1999
                                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Total revenue                     $ 3,919   $ 1,659   $ 1,045   $ 1,018   $ 1,282   $ 1,319   $ 1,176   $   790   $   572   $   508

Sales and marketing                 3,123       848       969       833       851       855       956       937     1,301       934

Product development                   889       696       653       771       685       713       795       802       624       582
Field operations and support        1,729     1,399     1,245     1,289     1,436     1,450     1,285     1,430     1,684     1,243

General and administrative          1,797       813     1,401     1,391     1,508     1,324     1,411       951       948       911

Severance and other charges         1,061        --
                                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Total costs and expenses            8,599     3,756     4,268     4,284     4,480     4,342     4,447     4,120     4,557     3,670
                                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Operating loss                     (4,680)   (2,097)   (3,223)   (3,266)   (3,198)   (3,023)   (3,271)   (3,330)   (3,985)   (3,162)

Other income, net                     134        61        (1)      319       117       120       164       193       186       138

Losses from equity investment        (109)      (67)      (53)      (62)       --        --        --        --        --        --

Losses on securities available
   for sale                          (184)     (316)

Minority interest                      45        50        70        77        30        40        25        --        --        --
                                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net loss before tax benefit        (4,794)   (2,369)   (3,207)   (2,932)   (3,051)   (2,863)   (3,082)   (3,137)   (3,799)   (3,024)

  Tax benefit                         173        --        --        --       372        --        --        --       597        --
                                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net loss                          $(4,621)  $(2,369)  $(3,207)  $(2,932)  $(2,679)  $(2,863)  $(3,082)  $(3,137)  $(3,202)  $(3,024)
                                  =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Basic and diluted net loss
  per share                       $ (0.27)  $ (0.19)  $ (0.27)  $ (0.27)  $ (0.27)  $ (0.37)  $ (0.31)  $ (0.32)  $ (0.34)  $ (0.29)
                                  =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

(1) Results reflect the acquisition of Publicidad in September 2001 as described in Note 5 of the Notes to Consolidated Financial Statements.

(2) Results reflect severance payment to a former member of management and costs associated with streamlining our domestic and European operations as described in Note 6 of the Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

     For information concerning this Item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Owner Reporting Compliance" in our Proxy Statement to be filed with respect to our 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     For information concerning this Item, see the information under "Executive Compensation" in our Proxy Statement to be filed with respect to our 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     For information concerning this Item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with respect to our 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning this Item, see the information under "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with respect to our 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this Annual Report on Form 10-K.

          (1)  The financial statements required to be filed pursuant to this
Item 14(a)(1) are listed on the "Index to Financial Statements" attached hereto, which is incorporated by reference.

          (2) All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

          (3) The exhibits required to be filed pursuant to this Item 14(a)(3) are listed on the "Index to Exhibits" attached hereto, which is incorporated herein by reference.

     (b)  Reports on Form 8-K.

          On December 15, 2001, PVI filed an Amended Current Report on Form 8-K/A amending its Current Report on Form 8-K dated September 20, 2001, as filed with the Securities and Exchange Commission on October 3, 2001, for the sole purpose of adding Item 7.

          On December 20, 2001, PVI filed a Current Report on Form 8-K announcing the change in its fiscal year end from June 30 to December 31.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRINCETON VIDEO IMAGE, INC.


                                        By: /s/ Brown F Williams
                                            ------------------------------------
                                            Brown F Williams
                                            Chairman of the Board

                                            Date:  March 25, 2002


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                     TITLE                              DATE
----------                     -----                              ----


/s/ David A. Sitt              Co-Chief Executive Officer         March 26, 2002
----------------------------   (co-prinicpal executive officer)
David A. Sitt


/s/ Roberto Sonabend           Co-Chief Executive Officer         March   , 2002
----------------------------   (co-prinicpal executive officer)
Roberto Sonabend


/s/ Lawrence L. Epstein        Chief Financial Officer and        March 25, 2002
----------------------------   Treasurer
Lawrence L. Epstein            (principal financial officer)


/s/ Brown F Williams              Director                        March 25, 2002
----------------------------
Brown F Williams


/s/ John B. Torkelsen             Director                        March 25, 2002
----------------------------
John B. Torkelsen


/s/ Lawrence Lucchino             Director                        March   , 2002
----------------------------
Lawrence Lucchino


/s/ Jerome J. Pomerance           Director                        March 28, 2002
----------------------------
Jerome J. Pomerance


/s/ Jaime Serra Puche             Director                        March   , 2002
----------------------------
Jaime Serra Puche


/s/ Emilio Romano                 Director                        March 27, 2002
----------------------------
Emilio Romano

/s/ Wilt Hildenbrand              Director                        March 28, 2002
----------------------------
Wilt Hildenbrand


/s/ Eduardo Sitt                  Director                        March 26, 2002
----------------------------
Eduardo Sitt


/s/ Donald P. Garber              Director                        March 29, 2002
----------------------------
Donald P. Garber


/s/ Lawrence J. Burian            Director                        March 26, 2002
----------------------------
Lawrence J. Burian

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of December 31, 2001
   and  June 30, 2001 and 2000                                               F-2

Consolidated Statements of Operations for the
   six months ended December 31, 2001 and the
   years ended June 30, 2001, 2000 and 1999                                  F-3

Consolidated Statements of Cash Flows for the
   six months ended December 31, 2001 and the
   years ended June 30, 2001, 2000 and 1999                                  F-4

Consolidated Statements of Changes in Stockholders'
  (Deficit)/Equity for the six months ended December 31,
   2001 and the years ended June 30, 2001, 2000 and 1999                     F-5

Notes to Consolidated Financial Statements                                   F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Princeton Video Image, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' (deficit)/equity present fairly, in all material respects, the financial position of Princeton Video Image, Inc. and its subsidiaries (the "Company") at December 31, 2001 and June 30, 2001 and 2000, and the results of its operations and its cash flows for the six months ended December 31, 2001 and for the three years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and has not generated sufficient cash flows from operations to meet its operating and capital requirements, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Florham Park, NJ
March 15, 2002

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,      June 30,       June 30,
                                                                                    2001              2001          2000
                                                                                  ------------    ------------    ------------
ASSETS
Current Assets:

   Cash and cash equivalents                                                      $  8,360,353    $  2,672,228    $  8,388,148
   Restricted securities held to maturity                                               63,476          60,347          60,847
   Available for sale securities                                                            --         314,943         846,167
   Accounts receivable                                                               2,298,897       1,308,486         829,329
   License rights                                                                       50,000         350,000         600,000
   Prepaid airtime                                                                   2,713,533              --              --
   Other current assets                                                                887,795         344,532         198,568
                                                                                  ------------    ------------    ------------
              Total current assets                                                  14,374,054       5,050,536      10,923,059
Property and equipment, net                                                          2,856,733       2,995,688       3,685,068
Patents, net                                                                           527,682         555,857         587,486
Identifiable intangibles, net                                                        3,024,167              --              --
Goodwill                                                                             5,339,244              --              --
Investment in/Advances to Revolution Company LLC                                       567,795         735,757              --
Acquisition related costs                                                                   --         706,501              --
Cablevision deferred revenue credit                                                  4,350,261       1,137,178              --
Other assets                                                                           180,392         113,890         529,195
                                                                                  ------------    ------------    ------------
                   Total assets                                                   $ 31,220,328    $ 11,295,407    $ 15,724,808
                                                                                  ============    ============    ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  MINORITY INTEREST and STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                          $  5,999,393    $  4,077,913    $  4,135,060
   Accounts payable to television networks                                           4,360,372              --              --
   Notes payable                                                                     1,090,608              --              --
   Payable to Presencia                                                                637,465              --              --
   Unearned revenue                                                                    179,436         418,304         293,819
                                                                                  ------------    ------------    ------------
              Total current liabilities                                             12,267,274       4,496,217       4,428,879

Unearned revenue                                                                       184,833         611,810         630,033
Cablevision advance payments                                                         7,500,000       2,500,000              --
Other liabilities                                                                       42,511          33,034          45,150
                                                                                  ------------    ------------    ------------
              Total liabilities                                                     19,994,618       7,641,061       5,104,062
                                                                                  ------------    ------------    ------------
Commitments and contingencies (Notes 4,5,6,8,22)
Redeemable preferred stock:

   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized, issued and outstanding 11,363 shares at December 31, 2001;
     authorized 167,000 shares, issued and outstanding 11,363 shares at
     June 30, 2001 and 67,600 shares at June 30, 2000 redemption value
     equal to carrying value (par plus all accrued but unpaid dividends)                78,751          77,217         439,950
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized, issued and outstanding 12,834 shares at December 31, 2001; authorized
     93,300 shares, issued and outstanding 12,834 shares at June 30, 2001 and 86,041 shares at June 30, 2000 redemption value equal to carrying
     value (par plus all accrued but unpaid dividends)                                  94,963          93,038         595,817
                                                                                  ------------    ------------    ------------
              Total redeemable preferred stock                                         173,714         170,255       1,035,767
Minority interest                                                                           --          94,279         311,583
Stockholders' Equity:
   Common stock, $.001 par value at December 31, 2001 and no par value, $.005 stated value at June 30, 2000 and 2001; authorized 60,000,000 shares;
     17,130,865, 11,841,647 and 9,879,568 shares issued and outstanding, net of
     279,366, 279,366 and 0 treasury shares at par at December 31, 2001,
     June 30, 2001 and 2000, respectively                                               17,131          59,206          49,395
   Additional paid-in capital                                                       80,488,924      65,834,688      60,575,678
       Related party notes receivable                                                       --         (60,437)       (973,322)
       Deferred compensation                                                           (81,926)             --              --
       Other comprehensive income (loss)                                                23,542         (38,560)        346,167
   Accumulated deficit                                                             (69,395,675)    (62,405,085)    (50,724,522)
                                                                                  ------------    ------------    ------------
              Total stockholders' equity                                            11,051,996       3,389,812       9,273,396
                                                                                  ------------    ------------    ------------
                   Total liabilities, redeemable preferred stock,
                     minority interest and stockholders' equity                   $ 31,220,328    $ 11,295,407    $ 15,724,808
                                                                                  ============    ============    ============



          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the
                                            Six months ended             For the years ended
                                              December 31                     June 30,
                                            ---------------- ----------------------------------------------
                                                 2001             2001            2000           1999
                                             ------------    ------------    ------------    ------------
Royalties and license fees                   $  1,019,474    $  2,421,441    $  1,537,235    $    527,685
Advertising and production revenue              4,558,091       2,242,236       1,508,664         694,528
                                             ------------    ------------    ------------    ------------
              Total revenue                     5,577,565       4,663,677       3,045,899       1,222,213

Costs and expenses:
   Sales and marketing                          3,970,482       3,508,917       4,127,494       2,545,738
   Product development                          1,584,834       2,821,564       2,802,249       1,508,875
   Field operations and support                 3,128,220       5,420,065       5,641,355       4,431,759
   General and administrative                   2,609,060       5,624,064       4,222,364       3,365,689
   Severance and other charges                  1,060,832
                                             ------------    ------------    ------------    ------------
              Total costs and expenses         12,353,428      17,374,610      16,793,462      11,852,061
Operating loss                                 (6,775,863)    (12,710,933)    (13,747,563)    (10,629,848)
   Other income, net                              193,752         555,316         681,185         975,850
   Losses from equity investment                 (176,028)       (114,243)             --              --
   Loss from securities available for sale       (500,000)             --              --              --
   Minority interest                               94,280         217,298          24,734              --
                                             ------------    ------------    ------------    ------------
Net loss before tax benefit                    (7,163,859)    (12,052,562)    (13,041,644)     (9,653,998)
   Tax benefit                                    173,269         371,999         596,998              --
                                             ------------    ------------    ------------    ------------
Net loss                                       (6,990,590)    (11,680,563)    (12,444,646)     (9,653,998)
   Accretion of preferred stock dividends          (3,459)        (11,801)        (44,112)        (44,050)
                                             ------------    ------------    ------------    ------------
Net loss applicable to common stock          $ (6,994,049)   $(11,692,364)   $(12,488,758)   $ (9,698,048)
                                             ============    ============    ============    ============

Basic and diluted net loss per share         $      (0.48)   $      (1.09)   $      (1.33)   $      (1.18)
                                             ============    ============    ============    ============
Weighted average number of shares of
       common stock outstanding                14,721,155      10,731,634       9,374,317       8,186,207
                                             ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       For the
                                                                     Six months
                                                                        ended
                                                                     December 31,              For the years ended June 30,
                                                                     ------------    --------------------------------------------
                                                                         2001            2001            2000             1999
                                                                     ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                          $ (6,990,590)   $(11,680,563)   $(12,444,646)   $ (9,653,998)
   Adjustments to reconcile net loss to net cash used
     in operating activities (net of effects of acquisition)
            Amortization of unearned revenue                             (121,987)       (327,840)       (548,557)         34,190
            Depreciation expense                                          901,277       1,853,991       1,849,189       1,249,235
            Amortization of intangibles/license rights                    539,607         718,441       1,512,480         911,103
            Amortization of deferred compensation                          40,963              --              --              --
            (Credits) charges associated with stock,
               warrant and option grants                                 (309,087)        508,449         860,862         129,973
            Non-cash interest from related party notes                         --        (249,301)             --              --
            Non-cash loss from impairment of securities                   500,000              --              --              --
            Losses from equity investments                                176,028         114,243
            Gains on sale of fixed assets                                 (15,746)             --              --              --
            Minority interest                                             (94,280)       (217,298)        (24,734)

      Changes in assets and liabilities:
                 Trade accounts receivable                             (1,044,551)       (441,584)       (450,677)       (185,390)
                 Prepaid airtime from Televisa                         (1,971,541)             --              --              --
                 Other current assets                                    (226,419)        (99,990)        (21,471)         53,151
                 Cablevision deferred revenue credit and                       --              --              --
                   deferred royalty payment, net                        1,786,917       1,362,822
                 Other assets                                             (59,274)         22,967           2,868          89,127
                 Accounts payable and accrued expenses                    350,596         141,298         (83,494)      1,400,934
                 Accounts payable to television networks                3,777,419              --              --              --
                 Unearned revenue                                          12,498         434,102          16,775         278,200
                 Payable to Presencia                                    (847,334)             --              --              --
                 Miscellaneous other                                        9,477              --          24,307           4,142
                                                                     ------------    ------------    ------------    ------------
                 Net cash used in operating activities                 (3,586,027)     (7,860,263)     (9,307,098)     (5,689,333)
                                                                     ------------    ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from held-to-maturity investments                                  --              --          77,153              --
   Purchase of securities available for sale                                   --              --        (500,000)             --
   Investment in/Advances to Revolution Company LLC                        (8,066)       (850,000)
   Publicidad acquisition costs                                          (231,008)       (608,606)
   Purchases of property and equipment                                   (388,526)     (1,169,580)     (1,431,352)     (2,513,898)
   Proceeds from sale of fixed assets                                      54,225              --              --              --
   Purchases of license rights                                                 --        (700,000)     (1,300,000)       (400,000)
   Increase in patents                                                    (35,599)        (86,812)       (135,753)       (132,080)
                                                                     ------------    ------------    ------------    ------------
               Net cash used in investing activities                     (608,974)     (3,414,998)     (3,289,952)     (3,045,978)
                                                                     ------------    ------------    ------------    ------------


Cash flows from financing activities:
   Proceeds from sales of common stock, net                             9,280,526       5,480,560       8,310,869           5,837
   Cash received from related party notes receivable                       30,961          88,386         179,956        (328,780)
   Proceeds from issuance of notes payable                                567,278              --              --              --
                                                                     ------------    ------------    ------------    ------------
            Net cash provided by (used in) financing activities         9,878,765       5,568,946       8,490,825        (322,943)
                                                                     ------------    ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       For the
                                                                     Six months
                                                                        ended
                                                                     December 31,              For the years ended June 30,
                                                                     ------------    --------------------------------------------
                                                                         2001            2001            2000             1999
                                                                     ------------    ------------    ------------    ------------

            Net increase (decrease) in cash and cash equivalents        5,683,764      (5,706,315)     (4,106,225)     (9,058,254)
Foreign exchange impact on cash                                             4,361          (9,605)
Cash and cash equivalents at beginning of period                        2,672,228       8,388,148      12,494,373      21,552,627
                                                                     ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                           $  8,360,353    $  2,672,228    $  8,388,148    $ 12,494,373
                                                                     ============    ============    ============    ============

Supplemental cash flow information:

  Fair value of warrants/stock issued in settlement of
    accrued obligation                                               $         --    $         --    $         --    $    100,445
  Stock issued for royalty payments                                  $         --    $    196,861    $    332,164    $    152,232
  Capital lease obligations incurred                                 $         --    $         --    $     85,220    $         --
  Fair value of warrants/stock issued in acquisition of Publicidad   $  5,521,293    $         --    $         --    $         --




          See accompanying notes to consolidated financial statements.

Princeton Video Image, Inc.
Consolidated Statements of Changes in Stockholders' (Deficit)/Equity For the years ended June 30, 1999, 2000 and 2001 and for the six months ended December 31, 2001


                                                                                     Common Stock
                                                                               -----------------------    Additional   Related Party
                                                                               Number of                    Paid-In          Notes
                                                                                  Shares       Amount       Capital       Receivable
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                                                        8,173,552      $40,867    $51,443,856     $(824,498)

Net Loss

   Comprehensive loss

Issuance of common stock for option and warrant exercises                          11,541           58          5,779
Issuance of common stock for license rights, April 1999, $7.031 per share          14,286           71        100,374
Compensation expense associated with the issuance of 8,279 options
  for consulting services from October 1998 to June 1999                                                       29,529
Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee                                                                                    (328,780)
Accretion of preferred stock dividends                                                                        (44,050)

------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1999                                                       8,199,379       40,996     51,535,488    (1,153,278)

 Net Loss
Unrealized gain on securities available for sale

   Comprehensive loss

Issuance of common stock for option and warrant exercises                          30,318          151         81,567
Issuance of common stock for royalty payments                                      57,144          284        331,880
 Issuance of stock at $5.50 per share in connection with private
   equity financing, net of expenses                                            1,592,727        7,964      8,221,187
Compensation expense associated with the issuance of options for
   consulting services provided by third parties and the Board of Directors                                   449,668
Receipt of payments on notes outstanding                                                                                    179,956
Accretion of preferred stock dividends                                                                        (44,112)

------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2000                                                       9,879,568       49,395     60,575,678      (973,322)

 Net Loss
 Foreign currency translation adjustments
 Unrealized loss on securities available for sale

   Comprehensive loss

Issuance of common stock to Cablevision                                         2,007,909       10,040      6,146,911
Costs associated with the Cablevision transaction                                                          (1,212,142)
Issuance of common stock for option and warrant exercises                           8,823           45         24,002
Issuance of common stock for royalty payments                                      57,144          286        196,575
Issuance of common stock in exchange for preferred stock                          167,569          838        876,280
Compensation expense associated with the issuance of options for
   consulting services provided by the Board of Directors                                                       2,500

(table continued)


                                                                                                      Other
                                                                                    Deferred      Comprehensive    Accumulated
                                                                                  Compensation    Income (Loss)     (Deficit)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                                                                          $      -         $(28,625,878)

Net Loss                                                                                                             (9,653,998)

   Comprehensive loss

Issuance of common stock for option and warrant exercises
Issuance of common stock for license rights, April 1999, $7.031 per share
Compensation expense associated with the issuance of 8,279 options for consulting services from October 1998 to June 1999
Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee
Accretion of preferred stock dividends

---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1999                                                                                -          (38,279,876)

 Net Loss                                                                                                           (12,444,646)
Unrealized gain on securities available for sale                                                   346,167

   Comprehensive loss

Issuance of common stock for option and warrant exercises
Issuance of common stock for royalty payments
 Issuance of stock at $5.50 per share in connection with private equity financing, net of expenses
Compensation expense associated with the issuance of options for consulting services provided by third parties and the Board of Directors
Receipt of payments on notes outstanding
Accretion of preferred stock dividends

---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2000                                                                          346,167           (50,724,522)

 Net Loss                                                                                                            (11,680,563)
 Foreign currency translation adjustments                                                          146,497
 Unrealized loss on securities available for sale                                                 (531,224)

   Comprehensive loss

Issuance of common stock to Cablevision
Costs associated with the Cablevision transaction
Issuance of common stock for option and warrant exercises
Issuance of common stock for royalty payments
Issuance of common stock in exchange for preferred stock
Compensation expense associated with the issuance of options for consulting services provided by the Board of Directors


(table continued)

                                                                                     Total
                                                                                   Stockholders'
                                                                                     Equity
                                                                                    (Deficit)
--------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                                                           $22,034,347

Net Loss                                                                            (9,653,998)
                                                                                  -------------
   Comprehensive loss                                                               (9,653,998)

Issuance of common stock for option and warrant exercises                                5,837
Issuance of common stock for license rights, April 1999, $7.031 per share              100,445
Compensation expense associated with the issuance of 8,279 options
  for consulting services from October 1998 to June 1999                                29,529
Related party notes receivable issued in connection with
  delivery of L-VIS Systems to licensee                                               (328,780)
Accretion of preferred stock dividends                                                 (44,050)

--------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1999                                                           12,143,330

 Net Loss                                                                          (12,444,646)
Unrealized gain on securities available for sale                                       346,167
                                                                                  -------------
   Comprehensive loss                                                              (12,098,479)

Issuance of common stock for option and warrant exercises                               81,718
Issuance of common stock for royalty payments                                          332,164
 Issuance of stock at $5.50 per share in connection with private
   equity financing, net of expenses                                                 8,229,151
Compensation expense associated with the issuance of options for
   consulting services provided by third parties and the Board of Directors            449,668
Receipt of payments on notes outstanding                                               179,956
Accretion of preferred stock dividends                                                 (44,112)

--------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2000                                                            9,273,396

 Net Loss                                                                          (11,680,563)
 Foreign currency translation adjustments                                              146,497
 Unrealized loss on securities available for sale                                     (531,224)
                                                                                ---------------
   Comprehensive loss                                                              (12,065,290)

Issuance of common stock to Cablevision                                              6,156,951
Costs associated with the Cablevision transaction                                   (1,212,142)
Issuance of common stock for option and warrant exercises                               24,047
Issuance of common stock for royalty payments                                          196,861
Issuance of common stock in exchange for preferred stock                               877,118
Compensation expense associated with the issuance of options for
   consulting services provided by the Board of Directors                                2,500



          See accompanying notes to consolidated financial statements.

Princeton Video Image, Inc.
Consolidated Statements of Changes in Stockholders' (Deficit)/Equity For the years ended June 30, 1999, 2000 and 2001 and for the six months ended December 31, 2001


                                                                                      Common Stock
                                                                                -----------------------   Additional  Related Party
                                                                                Number of                   Paid-In        Notes
                                                                                   Shares       Amount      Capital     Receivable
------------------------------------------------------------------------------------------------------------------------------------
Receipt of payments on notes outstanding                                        (279,366)      (1,397)      (1,072,402)     933,299
Related party note issued in connection with delivery of L-VIS System
  upgrade to licensee                                                                                                       (20,414)

Compensation expense associated with the issuance of repriced
  options to employees and the Board of Directors                                                              309,087
Accretion of preferred stock dividends                                                                         (11,801)

------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                                      11,841,647      $59,206     $65,834,688     $(60,437)

 Net Loss
 Unrealized loss on securities available for sale
 Reversal of unrealized loss on securities held for sale
 Foreign currency translation adjustments

   Comprehensive loss

Issuance of common stock to Cablevision                                         1,992,091        1,992        2,118,741
Costs associated with the Cablevision transaction                                                              (910,173)
Issuance of warrants in connection with the Cablevision transaction                                           6,064,609
Issuance of common stock for the acquisition of Publicidad                      2,678,353        2,678        4,063,062
Issuance of vested warrants in connection with the acquisition of                                             1,455,553
  Publicidad
Issuance of unvested warrants in connection with the acquisition of                                             122,889
  Publicidad
Issuance of common stock to Presencia en Medios, S.A. de C.V.                     615,385          615        1,999,386
Issuance of common stock for stock option exercises                                 3,389           16            5,339

Amortization of deferred compensation
Receipt of payments on notes outstanding                                                                                     60,437

Compensation expense reversal associated with the issuance of repriced
  options to employees and the Board of Directors                                                              (309,087)
Change in common stock from $.005 stated value to $.001 par value                              (47,376)          47,376
Accretion of preferred stock dividends                                                                           (3,459)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 2001                                                  17,130,865      $17,131      $80,488,924      $    -
                                                                            ========================================================

(table continued)


                                                                                                 Other
                                                                               Deferred      Comprehensive    Accumulated
                                                                             Compensation    Income (Loss)     (Deficit)
-------------------------------------------------------------------------------------------------------------------------------
Receipt of payments on notes outstanding
Related party note issued in connection with delivery of L-VIS System upgrade to licensee

Compensation expense associated with the issuance of repriced options to employees and the Board of Directors
Accretion of preferred stock dividends

-------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                                                        $(38,560)        $(62,405,085)

 Net Loss                                                                                                           (6,990,590)
 Unrealized loss on securities available for sale                                                (185,141)
 Reversal of unrealized loss on securities held for sale                                          370,198
 Foreign currency translation adjustments                                                        (122,955)

   Comprehensive loss

Issuance of common stock to Cablevision
Costs associated with the Cablevision transaction
Issuance of warrants in connection with the Cablevision transaction
Issuance of common stock for the acquisition of Publicidad
Issuance of vested warrants in connection with the acquisition of
  Publicidad
Issuance of unvested warrants in connection with the acquisition of                (122,889)
  Publicidad
Issuance of common stock to Presencia en Medios, S.A. de C.V.
Issuance of common stock for stock option exercises

Amortization of deferred compensation                                                40,963
Receipt of payments on notes outstanding

Compensation expense reversal associated with the issuance of repriced options to employees and the Board of Directors
Change in common stock from $.005 stated value to $.001 par value
Accretion of preferred stock dividends
-------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 2001                                                       $(81,926)    $23,542          $(69,395,675)
                                                                           ====================================================

(table continued)

                                                                            Total
                                                                          Stockholders'
                                                                            Equity
                                                                           (Deficit)
-----------------------------------------------------------------------------------------
Receipt of payments on notes outstanding                                         (140,501)
Related party note issued in connection with delivery of L-VIS System
  upgrade to licensee                                                             (20,414)

Compensation expense associated with the issuance of repriced
  options to employees and the Board of Directors                                 309,087
Accretion of preferred stock dividends                                            (11,801)

-------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                                      $3,389,812

 Net Loss                                                                      (6,990,590)
 Unrealized loss on securities available for sale                                (185,141)
 Reversal of unrealized loss on securities held for sale                          370,198
 Foreign currency translation adjustments                                        (122,955)
                                                                           ----------------
   Comprehensive loss                                                          (6,928,488)

Issuance of common stock to Cablevision                                         2,120,733
Costs associated with the Cablevision transaction                                (910,173)
Issuance of warrants in connection with the Cablevision transaction             6,064,609
Issuance of common stock for the acquisition of Publicidad                      4,065,740
Issuance of vested warrants in connection with the acquisition of               1,455,553
  Publicidad
Issuance of unvested warrants in connection with the acquisition of                     -
  Publicidad
Issuance of common stock to Presencia en Medios, S.A. de C.V.                   2,000,001
Issuance of common stock for stock option exercises                                 5,355

Amortization of deferred compensation                                              40,963
Receipt of payments on notes outstanding                                           60,437

Compensation expense reversal associated with the issuance of repriced
  options to employees and the Board of Directors                                (309,087)
Change in common stock from $.005 stated value to $.001 par value
Accretion of preferred stock dividends                                             (3,459)
-------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 2001                                                  $11,051,996
                                                                          =================


          See accompanying notes to consolidated financial statements.

                          PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION:

Princeton Video Image, Inc. ("PVI", "we", "us") developed and is marketing a proprietary hardware and software system (the "L-VIS(R) System") that, through patented computer vision technology, places computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images range from simple corporate names or logos to sophisticated multi-media 3-D animated productions. As part of our product development program, we are developing a series of products to allow viewers to interact with live or recorded video programming delivered to the home via the Internet or through interactive television. These applications will enable the viewer to influence the on-screen presentation of a broadcast which utilizes the L-VIS System by using a mouse or other pointer, for example, to indicate areas of interest. We are also developing other applications of technology for the sports and entertainment fields.

We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under the terms of a joint collaboration and license agreement we have entered into with Cablevision Systems Corporation ("Cablevision"), we will work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution.

We market our systems on a worldwide basis through licensing and royalty agreements, through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Belgium and through our wholly-owned subsidiary, Publicidad Virtual, S.A. de C.V. ("Publicidad") which is headquartered in Mexico City, Mexico.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CHANGE IN FISCAL YEAR

We changed our fiscal year from June 30 to December 31, effective with the six months ended December 31, 2001. The following is a presentation of our statement of operations:

                                               For the Six Months Ended
                                                      December 31,
                                             ----------------------------
                                                 2001           2000
                                             ------------    ------------
                                                              (Unaudited)


Royalties and license fees                   $  1,019,474    $  1,236,929
Advertising and production revenue              4,558,091       1,363,879
                                             ------------    ------------
            Total revenue                       5,577,565       2,600,808
Costs and expenses:
   Sales and marketing                          3,970,482       1,706,368
   Product development                          1,584,834       1,397,515
   Field operations and support                 3,128,220       2,885,651
   General and administrative                   2,609,060       2,832,356
   Severance and other charges                  1,060,832              --
                                             ------------    ------------
            Total costs and expenses           12,353,428       8,821,890

                          PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating loss                                 (6,775,863)     (6,221,082)

   Other income, net                              193,752         237,407
   Losses from equity investment                 (176,028)             --
   Loss from securities available for sale       (500,000)             --

   Minority interest                               94,280          69,646
                                             ------------    ------------
Net loss before tax benefit                    (7,163,859)     (5,914,029)

   Tax benefit                                    173,269         371,999
                                             ------------    ------------
Net loss

                                               (6,990,590)     (5,542,030)
   Accretion of preferred stock dividends          (3,459)         (8,341)
                                             ------------    ------------
Net loss applicable to common stock          $ (6,994,049)   $ (5,550,371)
                                             ============    ============


BASIS OF CONSOLIDATION

Our consolidated financial statements include all controlled subsidiaries. Our investment in 25% of the units of Revolution Company LLC is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of petty cash on hand, checking accounts, money market funds, and all highly liquid investments purchased with a maturity of three months or less.

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

MARKETABLE SECURITIES

Certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss). Declines in value which are deemed to be other than temporary are recognized in the statement of operations.

LICENSE RIGHTS

License rights are amortized over the shorter of the license term or the estimated useful life of the rights granted and are reviewed for impairment whenever events or circumstances occur which indicate recorded cost might not be recoverable.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the L-VIS Systems and their components are three years, office and research and development equipment and software is five years, and furniture and fixtures is seven years. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in the statement of operations in the year of disposal. Expenditures for leasehold improvements are capitalized and depreciated over the term of the underlying lease.

                          PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

Intangible assets are recorded at cost and amortized using the straight-line method over appropriate periods.

Legal costs and filing fees incurred to apply for patents are capitalized and amortized over an estimated useful life of 7 years.

Identifiable intangible assets include customer relationships, distribution relationships, and trademarks and tradenames acquired in the Publicidad acquisition and are being amortized over their estimated useful lives of 4, 5 and 3 years, respectively.

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002, such goodwill will no longer be amortized, but will continue to be tested for impairment.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", all long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If the cash flows are less than the carrying amount, an impairment loss would be recognized for the difference between the estimated fair value and the carrying value.

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

REVENUE

Royalty fee revenue relates to the fee received when our licensees have royalty agreements pursuant to which we earn revenues from their use of our technology. The minimum amounts are recorded when earned in accordance with the contract terms. Amounts in excess of the minimum are recorded when the conditions for earning the royalties in excess of the minimums are met.

Non-refundable license fees are recognized as revenue over the license term, commencing when all commitments are satisfied. Additionally, under the terms of certain agreements, we retain title to the L-VIS System and receive a non-refundable equipment fee which reflects reimbursement for the construction cost of the system delivered to the licensee. These equipment fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

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

PRODUCT DEVELOPMENT COSTS

                          PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Product development costs are expensed as incurred. Included are costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS system hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the internet and interactive television.

PER SHARE DATA

SFAS No. 128 requires the presentation of basic and diluted per share amounts. Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 18,505,424, 4,199,479, 3,722,487 and 2,765,315 shares of common stock that were outstanding at December 31, 2001, June 30, 2001, 2000 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive. In addition, the accretion of preferred dividends which could be paid out in common stock was not material for the three years presented.

FOREIGN CURRENCY TRANSLATION

For all foreign operations, the functional currency is the local currency. Financial statements are translated using the current rate method, whereby assets and liabilities are translated at year-end exchange rates and revenues and expenses at average exchange rates for the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income, a component of shareholders' equity. Gains and losses from foreign currency transactions are included in results of operations.

RECLASSIFICATIONS

To conform to the December 31, 2001 presentation we reclassified certain amounts for previous years.

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

LIQUIDITY

The consolidated financial statements of PVI have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $7.0 million, $11.7 million, $12.4 million and $9.7 million for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999, respectively. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

                          PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our shareholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate our liabilities, planned operations may be scaled back. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our management is in the process of seeking additional financing through a variety of options including bridge loans or equity financing with existing shareholders, financial institutions or strategic investors. There is no assurance, however, that any such transactions will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations.

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

3.   NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The acquisition of Publicidad, which closed in September 2001, was accounted for in accordance with the provisions of this statement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. In addition, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. We adopted this statement during the quarter ended September 30, 2001 with respect to the acquisition of Publicidad. Prior to adopting SFAS 142, we did not have any goodwill and thus the "as adjusted" disclosure required by SFAS 142 is not included.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

                          PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. We will adopt SFAS No. 144 effective January 1, 2002 and do not expect it have a material impact on our results of operations, financial position or cash flows.

4.   CABLEVISION TRANSACTION

In February 2001, we entered into a stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement") with PVI Holding, LLC ("PVI Holding") a wholly owned subsidiary of Cablevision. The transaction contemplated by the stock and warrant purchase agreement (the "Cablevision Transaction") was completed in two parts. The first closing under the agreement was held in February 2001, and PVI Holding purchased 2,007,909 shares of our common stock for approximately $5 million. At the second closing, held in September 2001, PVI Holding purchased an additional 1,992,091 shares of our common stock and warrants to purchase 11,471,908 shares of our common stock for an aggregate purchase price of approximately $5 million. In addition, 500,000 warrants were issued to Presencia as part of the second closing. If we issue securities in the future, PVI Holding will have the preemptive right to purchase sufficient shares of our common stock to maintain its percentage of ownership as of the date of exercise. For so long as PVI Holding beneficially owns at least 75% of its original investment, it has the right to designate one director to our Board.

In connection with the Cablevision Transaction, PVI and Cablevision executed a license agreement granting Cablevision and its affiliates the right to use our L-VIS(TM) System and related proprietary rights in its businesses. Under the terms of the agreement, we received advance payments of $2.5 million and $5 million in February and September 2001, respectively. The royalties and other payments due to PVI under the license agreement and under the joint collaboration and license agreement described below (the "Cablevision Agreements") are creditable against these advance payments. The license agreement provides that we will receive royalties based on Cablevision's revenues from use of the L-VIS(TM) System, an equipment fee equal to our direct costs of manufacturing each L-VIS(TM) System we provide under the license, and enhancement fees for electronic insertions for which Cablevision does not receive revenues based on our direct costs of providing such insertions. If PVI terminates the license for any reason, the unused portion of the advance payments and the undepreciated value of the equipment are refundable to Cablevision.

With respect to the allocation of the proceeds to the individual components of the transaction, we allocated the proceeds to the common stock warrants and advance payments received in proportion to their relative fair value. The fair value of the warrants were determined using a Black Scholes calculation. Based on this methodology, we allocated $6.1 million and $2.1 million to common stock and additional paid-in-capital for the first and second closings, respectively, and $6.1 million to additional paid-in-capital for the issuance of warrants in the second closing. In order to reflect the refundable advance payments received at the first and second closings at their maximum refundable amounts, $1.4 million and $1.8 million, respectively, was allocated to deferred revenue and divided into two components. A total of $7.5 million was recorded as advance payments and a debit of $4.4 million was recorded as deferred revenue credits which will be amortized as a reduction in revenue earned under the Cablevision Agreement.

                          PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

No revenues were recognized under the Cablevision Agreements through December 31, 2001.

5.  PUBLICIDAD ACQUISITION:

In December 2000, we entered into a reorganization agreement (the "Reorganization Agreement") with Presencia en Medios S.A. de C.V. ("Presencia") and certain of its affiliates, which agreement was later amended on February 4, 2001. On September 20, 2001 we completed the transaction contemplated by the Reorganization Agreement (the "Presencia Transaction"), whereby Presencia and its affiliates sold their shares of Publicidad to us and our affiliate Princeton Video Image Latin America, LLC ("PVI Latin America"), and Publicidad became our wholly-owned subsidiary. The acquisition, which was a stock-for-stock transaction, was recorded using the purchase method of accounting. The total purchase price of Publicidad was $6.4 million and consisted of the following costs to PVI:


     Shares of PVI stock exchanged for Publicidad stock                     2,678,353
     PVI average stock price a few days before and
       after the Acquisition was agreed to                                     $1.518
     Value of PVI stock issued for the acquisition                          4,065,740
     Fair value of vested warrants issued for the acquisition               1,455,553
     Acquisition costs                                                        979,299
                                                                           -----------
      TotalPurchasePrice                                                   $6,500,592
                                                                           ===========

The preliminary allocation of the purchase price to the acquired assets and assumed liabilities of Publicidad has been adjusted as the fair value appraisal of the assets and liabilities and estimated acquisition costs have been finalized. The adjusted allocation is as follows:


     Net book value of Publicidad after adjustments to eliminate
        balances and activities between entities                                   $(2,038,652)
     Fair value adjustments:
        Customer relationships - 4 year life                                         1,000,000
        Distribution relationships - 5 year life                                     2,100,000
        Trademarks and tradenames - 3 year life                                        100,000
        Goodwill - indefinite life                                                   5,339,244
                                                                                   ------------
                                                                                   $ 6,500,592
                                                                                   ============

Other than the fair value adjustments displayed in the table above, the net book value of Publicidad's assets and liabilities at the date of acquisition approximates fair value.

We may make additional refinements to the allocation of the purchase price in future periods as the related fair value appraisal of certain assets and liabilities are finalized. The purchase of Publicidad has

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

been recorded with an effective date of September 30, 2001. The impact of results from September 20, 2001 through September 30, 2001 was immaterial and therefore not included in our consolidated results.

The following is a proforma summary of the results of operations as if the acquisition by PVI of Publicidad had been completed on July 1, 2000.

                                              For the Six Months      For the year
                                                    Ended                 ended
                                              December 31, 2001       June 30, 2001
                                             --------------------- --------------------
Revenues                                        $ --                    $ --
Net Loss
Net Loss Applicable to Common Stock
Basic and diluted net loss per share
   applicable to common stock                   $ --                    $ --
Weighted average number of shares
   of common stock outstanding

6.  SEVERANCE AND OTHER CHARGES:

In November 2001 we recorded approximately $980,000 in severance payments due to a former member of our management team. These payments will be paid over the three year period from November 2001 through October 2004. In addition, we recorded approximately $80,000 for future lease payments due on office space in our New Jersey and Belgium offices which, due to the streamlining of our operations, will not be used after January 2002. Both the severance and lease payments were accrued during the six months ended December 31, 2001.

7.  MARKETABLE SECURITIES:

During the six months ended December 31, 2001, it was determined that there had been a decline in value which was not temporary in nature. Accordingly, a $500,000 unrealized loss was recognized in the statement of operations. As of June 30, 2001 and 2000, the value of our available for sale securities was as follows:

                                                                                 June 30,
                                                                          ------------------------
                                                                            2001            2000
                                                                            ----            ----
Pineapplehead Limited
   1,692,333 shares       Cost                                           $ 500,000        $500,000
     common stock         Cumulative unrealized (loss) gain               (185,057)        346,167
                                                                         ----------       --------
                          Market value                                   $ 314,943        $846,167
                                                                         ==========       ========

8.  LICENSE RIGHTS

On April 21, 2000, we entered into an agreement with NFL International, a division of NFL Enterprises, L.P., retroactively effective to February 1, 2000. Under the terms of the agreement, we were granted exclusive rights to use electronic insertion technology in certain NFL International broadcasts of NFL/NFLEL games during the 2000 and 2001 season and non-U.S. telecasts of Super Bowl XXXV and XXXVI. This agreement extended a previous agreement we had with NFL International which lasted one year and ended with Super Bowl XXXIV. We recorded an intangible asset and a corresponding liability on our balance sheet for the acquisition of the license rights under both agreements. These rights are amortized on a straight line basis and payments are made over the term of the license agreements according to a pre-determined payment schedule. For the six months ended December 31, 2001, and for

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the years ended June 30, 2001, 2000 and 1999, the amortization expense with respect to these rights totaled $300,000, $600,000, $1,416,669 and $833,333, respectively. A total of $ -0-, $700,000, $1,300,000 and $400,000 in cash payments were made during the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999, respectively. The remaining balance payable was $800,000 at December 31, 2001 and June 30, 2001 and $1,500,000 at June 30,
2000.

9.  PREPAID AIRTIME

Publicidad has obtained the rights to the virtual airtime of two television networks in Mexico, Televisa, S.A. de C.V.("Televisa") and TV Azteca, S.A. de C.V. ("TV Azteca"). Prepaid airtime is recorded as an asset and amortized as it is used, which is when ads are broadcast over the air. Management believes that all amounts related to unused airtime are fully recoverable during the current fiscal year. The unused airtime as of December 31, 2001 was as follows:


       Televisa                                                 $    2,277,290
       TV Azteca                                                       436,243
                                                                --------------
            Total                                               $    2,713,533
                                                                ==============

10.  OTHER CURRENT ASSETS

Other current assets consisted of the following:

                                                                                   June 30,
                                                  December 31,        ---------------------------------
                                                      2001                 2001                 2000
                                                  ------------         -----------          -----------
     Prepaid and recoverable taxes                $   532,521          $    39,368          $         -
     Prepaid insurance                                111,330              103,584               70,128
     Prepaid license fees                              23,679               25,718                    -
     Other assets                                     220,265              175,862              128,440
                                                  -----------          -----------          -----------
          Other current assets                    $   887,795          $   344,532          $   198,568
                                                  ===========          ===========          ===========




11.  PROPERTY AND EQUIPMENT:

The costs and accumulated depreciation of property and equipment are summarized as follows:


                                                                                        June 30,
                                                      December 31,          ---------------------------------
                                                          2001                  2001                 2000
                                                      ------------         -------------       -------------

       Furniture and fixtures                         $    312,691         $     275,850       $     264,659
       Leasehold improvements                              148,727                99,357              91,824
       Office equipment                                  2,951,311             1,893,511           1,743,481
       LVIS Systems, rack components
         and spare parts                                 6,233,371             6,082,536           5,585,353
       Research and development
         equipment and software                            569,751               519,351             503,174
       Vehicles                                            470,771               322,395              87,930
                                                      ------------         -------------       -------------
            Total property and equipment                10,686,622             9,193,000           8,276,421
       Less: accumulated depreciation                   (7,829,889)           (6,197,312)         (4,591,353)
                                                      ------------         -------------       -------------
            Property and equipment, net               $  2,856,733         $   2,995,688       $   3,685,068
                                                      ============         =============       =============

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Depreciation expense amounted to $901,277, $1,853,991, $1,849,189 and $1,249,235 for the six months ended December 31, 2001 and for the years ended June 30, 2001, 2000 and 1999, respectively.

12.  INTANGIBLE ASSETS:

The costs and accumulated amortization of our patents and pending applications, and other identifiable intangible assets are summarized as follows:

                                                                                        June 30,
                                                      December 31,         ---------------------------------
                                                           2001                 2001                2000
                                                      -------------        -------------       -------------
       Patents                                        $     977,017        $     941,418       $     854,606
       Less: accumulated amortization                      (449,335)            (385,561)           (267,120)
                                                      -------------        -------------       -------------
            Patents, net                              $     527,682        $     555,857       $     587,486
                                                      =============        =============       =============

       Identifiable intangibles:
         Customer relationships                       $   1,000,000        $           -       $           -
         Distribution relationships                       2,100,000                    -                   -
         Trademarks                                         100,000                    -                   -
       Less: accumulated amortization                      (175,833)
                                                      -------------        -------------       -------------
            Identifiable intangibles, net             $   3,024,167        $           -       $           -
                                                      =============        =============       =============


Amortization expense amounted to $239,607, $118,567, $95,813 and $77,770 for the six months ended December 31, 2001 and for the years ended June 30, 2001, 2000 and 1999, respectively.

13.  INVESTMENTS

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

Our initial contribution to the joint venture was $850,000. The structure of this investment was for $25,000 to be considered as an equity contribution with the remaining $825,000 to be a secured loan to the joint venture. We use the equity method to account for our investment in the Revolution Company and, accordingly, during the six months ended December 31, 2001 and the year ended June 30, 2001 recorded our share of the losses in the amounts of $176,028 and $114,243, respectively. Although we have no further commitment to fund the operations of the Revolution Company or guarantee its debts, we contributed an additional $8,066 during the six months ended December 31, 2001 as our percentage share of a payment for legal services provided.

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



14.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:


                                                                           June 30,
                                             December 31,        ------------------------------
                                                 2001                2001              2000
                                             -------------       -------------    -------------
         Accounts payable                    $   4,950,977       $   1,661,342    $   1,258,056
         License fees and royalties                412,463             990,774        1,625,215
         Legal and accounting fees                 441,050             463,622          348,683
         Other                                     194,903             962,175          903,106
                                             -------------       -------------    -------------
                                             $   5,999,393       $   4,077,913    $   4,135,060
                                             =============       =============    =============


15.  ACCOUNTS PAYABLE TO TELEVISION NETWORKS

Accounts payable to television networks at December 31, 2001 consisted of the following:


              Televisa                                      $   2,944,641
              Epesa                                               832,474
              TV Azteca                                           583,257
                                                            -------------
                   Total                                    $   4,360,372
                                                            =============


16.  NOTES PAYABLE

Publicidad obtained a short-term loan, denominated in Mexican pesos, from a Mexican bank which is payable in May 2002. The note, which is guaranteed by Presencia, bears an interest rate of 10.9%. Proceeds from the loan are being used to fund the installment payments due to Televisa and TV Azteca (see Note
15). The balance of the note payable at December 31, 2001 was $1,090,608 and is expected to be paid in full when due.

17.  LICENSE AND ROYALTY FEES:

Under the terms of certain customer agreements, we retain title to the L-VIS System and receive a non-refundable fee which reflects the construction cost of the L-VIS system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or the useful life of the equipment. Recognition of license revenue related to these agreements amounted to $138,930, $227,840, $548,557 and $340,185 for the six
months ended December 31, 2001 and the years ended June 30, 2001, 2000, and 1999, respectively. The remaining unearned revenue related to these agreements was $364,269 at December 31, 2001, of which $179,436 was current, $1,030,114 at
June 30, 2001, of which $418,304 was current, and $923,852 at June 30, 2000, of which $293,819 was current. Included in the balances at June 30, 2001 was $556,357 related to equipment being used by Publicidad. This unamortized balance was reflected as a reduction in the purchase price of Publicidad at the date of acquisition.

18.  INCOME TAXES:

The components of income tax expense (benefit) are as follows:


                                                                            June 30,
                                             December 31,        ------------------------------
                                                 2001                2001              2000
                                             -------------       -------------    -------------
          Current:
             Foreign                         $   145,318                               $  -

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


             Federal
             State                                  (318,587)       $   (371,999)             $(596,998)
          Deferred:
             Federal                                        -                   -                 -
             State                                          -                   -                 -

          Income tax expense                    $   (173,269)       $   (371,999)             $(596,998)


The $145,318 in foreign taxes is primarily due to the acquisition of Publicidad. Other local and franchise taxes totaled $14,506.

Temporary differences which give rise to significant deferred tax assets and liabilities at December 31, 2001, June 30, 2001 and 2000 are as follows:


                                                                               June 30,
                                                 December 31,      --------------------------------
          Deferred tax assets:                       2001                 2001              2000
                                               --------------      --------------    --------------
            Capitalized start-up costs         $       18,731      $       21,406    $            -
            Fixed assets                              379,103             262,677           409,496
            Deferred revenue and other              1,194,763             840,860           457,227
            Equity investment                         340,566              38,843                 -
            Accrued expenses                          249,252              44,530                 -
            State taxes                               188,116             238,378                 -
            Other                                      55,803              93,126                 -
            NOL Carryforward - Foreign              3,384,640             871,248                 -
            NOL Carryforward - Federal             16,204,319          16,043,765        13,424,134
            NOL Carryforward - State taxes                  -                   -         3,522,398
            Valuation allowance - Foreign          (2,867,926)           (871,248)                -
            Valuation allowance - Federal         (16,872,766)        (17,159,313)      (14,095,008)
            Valuation allowance - State              (188,116)           (238,378)       (3,522,398)
                                               --------------      --------------    --------------
              Total deferred tax assets             2,086,485             185,894           195,849

          Deferred tax liabilities:
            Prepaid expenses                          816,137
            Intangibles                             1,270,348             185,894           195,849
                                               --------------      --------------    --------------
              Total deferred tax liabilities        2,086,485             185,894           195,849

              Net deferred taxes               $            -      $            -    $            -
                                               ==============      ==============    ==============


Due to the uncertainty of the realization of the deferred tax assets, a full valuation allowance has been provided. As a result of our reincorporation as a Delaware corporation in connection with the Cablevision transaction, our state net operating loss carryforwards will expire unutilized. Therefore, our deferred state tax asset and corresponding valuation allowance have been reduced to reflect the expiration of the state net operating loss carryforwards.

The difference between the statutory U.S. federal income tax rate and our effective tax rate for the six months ended December 31, 2001 is primarily due to the state tax benefit recognized upon the sale of our unused state net operating losses and research and development tax credits, foreign withholding taxes and the change in our valuation allowance.

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


As of December 31, 2001, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $47,660,000 which expire in the years 2006 through 2022. The timing and manner in which the U.S. net operating loss carryforwards may be utilized in any year by us will be limited by Internal Revenue Code Section 382. As of December 31, 2001, we had foreign net operating loss carryforwards of approximately $9,144,000 which primarily expire in the years 2006 through 2009.

In July 2000 and 2001, we filed applications with the New Jersey Economic Development Authority ("NJEDA") to sell a portion of our unused state Net Operating Loss ("NOL") carryover and unused Research and Development ("R&D") Tax credits for a minimum of 75% of the value of the tax benefits. Under the terms of this NJEDA program, developed in 1999, we are required to use the proceeds of the sale for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the NJ Emerging Technology and Biotechnology Financial Assistance Act. The final determination of the amount we received was subject to adjustment by the State of New Jersey based on the amount of the total applications received. In December 2001, 2000 and 1999, we sold $397,611, $495,998 and $795,997 of our total $1,636,483,
$1,668,792 and 1,812,019 of state tax benefit of unused state NOL and R&D tax credits and received $333,993, $371,999 and $596,998, respectively. These amounts were recognized as income tax benefits in the quarters ended December 31, 2001, 2000 and 1999, respectively.

19.  COMMON AND PREFERRED STOCK

COMMON STOCK

Pursuant to our Certificate of Incorporation, we are prohibited from paying any dividends on our Common Stock until all accumulated dividends in respect of the Series A Preferred Stock and Series B Preferred Stock have been paid.

On July 1, 1999, we implemented a Company match under our 401(k) retirement plan (the "Plan") whereby we agreed to match employee contributions with our common stock at the rate of 50% of the amount an employee contributes, up to 5% of salary. The contribution of stock is made on a monthly basis and matching contributions vest over three years. We recorded an expense of $46,371, $87,089 and $68,782 and reserved 16,458, 22,878 and 10,992 shares of common stock to participants for the six months ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively. At December 31, 2001, 46,203 of the contributed shares were fully vested.

On September 20, 2001, we issued 1,992,091 shares of common stock in connection with a Stock and Warrant Purchase Agreement entered into with PVI Holding, LLC (see Note 4).

On September 20, 2001 we issued 2,678,353 shares of common stock in connection with the acquisition of Publicidad (see Note 5).

On November 8, 2001, we completed the sale of 615,385 shares of common stock to Presencia en Medios, S.A. de C.V. at $3.25 per share (see Note 24).

PREFERRED STOCK

We are authorized to issue up to 1,000,000 shares of the preferred stock in one or more series. Our Board of Directors is authorized to fix the relative rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, liquidation preferences, the number of shares constituting any series and the designation of such series. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our Series A Preferred Stock, Series B Preferred Stock and Common Stock, including the loss of voting control. Other than the shares of Series A Preferred Stock and Series B Preferred

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock, there are no shares of preferred stock currently issued and outstanding. As of September 13, 2001, PVI was reincorporated as a Delaware corporation in conjunction with the Cablevision transaction. As a Delaware corporation, we are authorized to issue a total of 1,000,000 shares of preferred stock in one or more series of which 11,363 and 12,834 shares of the Series A and Series B Preferred stock, respectively, have been issued and are outstanding. The Board of Directors is authorized to fix the relative rights, preferences, privileges and restrictions of the remaining 975,803 issued shares of preferred stock.

Series A Preferred Stock

At December 31, 2001 we had issued a total of 67,600 shares of Series A Redeemable Preferred Stock with a par value of $4.50 per share, of which 11,363 were outstanding. Dividends shall be paid either in cash or with our common stock at a six percent per annum dividend rate. We have the right at any time after the date of original issuance of the Series A Preferred Stock to redeem the Series A Preferred Stock in whole or in part at a price of $4.50 per share plus all accrued but unpaid dividends. We are required to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from thirty percent of the amount by which our annual net income after taxes exceeds $5,000,000.

Dividends on the shares of Series A Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. Cumulative dividends in arrears at December 31, 2001, June 30, 2001 and 2000 totalled $27,618 (or $2.43 per share), $26,084 (or $2.30 per share) and $137,750 (or $2.01 per share), respectively.

The Series A Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

Series B Preferred Stock

At December 31, 2001 we had issued a total of 86,041 shares of Series B Redeemable Preferred Stock with a par value of $5.00 per share, of which 12,834 shares were outstanding. Dividends shall be paid either in cash or with our common stock at a six percent per annum dividend rate. We have the right at any time after the date of original issuance of the Series B Preferred Stock, but subject to the prior redemption of all of the Series A Preferred Stock, to redeem the Series B Preferred Stock in whole or in part at a price of $5.00 per share plus all accrued but unpaid dividends. We are required, subject to the prior redemption of all of the Series A Preferred Stock, to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from twenty percent of the amount by which our annual net income after taxes in any year exceeds $5,000,000.

Dividends on the shares of Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. No dividends may be paid with respect to this stock until all cumulative dividends in respect of Series A Preferred Stock have been paid. Cumulative dividends in arrears at December 31, 2001, June 30, 2001 and 2000, totaled $30,793 (or $2.40 per share), $28,868 (or $2.25 per share) and $165,612
(or $1.92 per share), respectively.

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

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Changes in the preferred stock accounts were as follows:

                                                Series A                      Series B
                                                  No. of                        No. of
                                                  Shares      Amount            Shares      Amount           Total
                                                ---------     ------          --------      ------           -----
Balance at June 30, 1998                          67,600  $  403,450            86,041  $  544,155      $  947,605
Accretion of preferred stock dividends                        18,250                        25,800          44,050
                                                  ------   ---------            ------   ---------      ----------
Balance at June 30, 1999                          67,600     421,700            86,041     569,955         991,655
Accretion of preferred stock dividends                        18,250                        25,862          44,112
                                                  ------   ---------            ------   ---------      ----------
Balance at June 30, 2000                          67,600     439,950            86,041     595,817       1,035,767
Exchange of preferred stock
   for common stock                              (56,237)   (367,792)          (73,207)   (509,521)       (877,313)
Accretion of preferred stock dividends                         5,059                         6,742          11,801
                                                  ------   ---------            ------   ---------      ----------
Balance at June 30, 2001                          11,363   $  77,217            12,834   $  93,038      $  170,255
Accretion of preferred stock dividends                         1,534                         1,925           3,459
                                                  ------   ---------            ------   ---------      ----------
Balance at December 31, 2001                      11,363   $  78,751            12,834   $  94,963      $  173,714
                                                  ======   =========            ======   =========      ==========


20.  WARRANTS AND OPTIONS:

WARRANTS

We had outstanding a total of 14,943,376, 1,307,130, 1,307,130 and 1,192,130 warrants to purchase common stock at December 31, 2001, June 30, 2001, 2000, and 1999, respectively. The exercise prices range from $2.31 to $20.00 per share and the expiration of such warrants range from 2002 to 2007. The following is a description of warrant activity for the six months ended December 31, 2001 and the fiscal years ended June 30, 2001, 2000 and 1999.

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

In connection with the Reorganization Agreement we entered into with Presencia and others as described in Note 5, a warrant to purchase 100,000 shares of our common stock was issued to Allen & Co. as consideration for their issuance of a fairness opinion in connection with this transaction. The warrant was issued with an exercise price of $2.3065 and has an expiration date of December 20, 2005. The value of

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

this warrant was calculated using the Black Scholes method and a charge of $100,762 was recorded as part of the acquisition. A second warrant to purchase 100,000 shares of common stock was issued to Allen & Co. on September 20, 2001, upon the consummation of the transaction contemplated by the Reorganization Agreement. This warrant, issued as consideration for financial advisory services provided by Allen & Co. in connection with the transaction, was issued with an exercise price of $3.91 per share and is exercisable for five years. The value of this warrant was calculated using the Black Scholes method and a charge of 235,078 was recorded as an increase in additional paid in capital for the issuance of the warrants and a corresponding decrease in additional paid in capital as a cost of the transaction resulting in no net effect to the financial statements.

In connection with the acquisition of Publicidad, as described in Note 9, on September 20, 2001 we issued to Presencia and its affiliate Presence en Media LLC ("Presence") warrants to purchase an aggregate of 1,036,825 shares of our common stock, as consideration for Presencia and its affiliates selling to us and our affiliate, PVI Latin America, all of their shares of Publicidad. The warrants issued in this transaction were divided into eleven separate groups, and they expire at various times, depending on the group, from December 16, 2002 to January 1, 2007, and have, again dependent upon the group, an exercise price which ranges from $3.72 to $20.00 per share. 959,086 of these warrants were vested and were included as part of the purchase price, while 77,739 of these warrants were unvested and were recorded as deferred compensation and will be recognized as compensation expense over the nine month vesting period beginning October 1, 2001 and ending June 30, 2002 in accordance with Financial
Accounting Standards Board Interpretation (FIN) No. 44. This nine month period represents the additional service provided.

In connection with the Stock and Warrant Purchase Agreement we entered into with Cablevision, as described in Note 4, a warrant to purchase 11,471,908 shares of our common stock was issued to PVI Holding, LLC. This warrant is exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively. These warrants were included in the fair value allocation described in Note 4. Pursuant to the terms of the warrant, the number of shares purchasable upon exercise of the warrant is automatically adjusted upon any issuance by us of common stock so that the warrant represents the right to purchase the same percentage of outstanding shares before the issuance as after. Accordingly, a warrant adjustment to purchase an additional 427,513 shares of our common stock was made on November 8, 2001, the date of the sale to Presencia of 615,385 shares of common stock. The value of this warrant was calculated using the Black Scholes method and a charge of $123,628 was recorded as an increase in additional paid in capital for the issuance of the warrants and a corresponding decrease in additional paid in capital as a reduction of the proceeds of the transaction resulting in no net effect to the financial statements.

In September 2001, we issued to Presencia a warrant to purchase 500,000 shares of our common stock as partial consideration for waiving the participation rights granted to it under the reorganization agreement with respect to the issuance of securities in connection with the Cablevision Transaction. The warrant is exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively. The value of these warrants was calculated using the Black Scholes method and a charge of $241,462 was recorded as an increase in additional paid in capital for the issuance of the warrants and a corresponding decrease in additional paid in capital as a reduction of the proceeds of the transaction resulting in no net effect to the financial statements.

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

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

not be less than the fair market value of the shares at the time the option is granted. Options may be for a period of not more than ten years from the date of grant and generally vest ratably over a three year period. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

Information with respect to options under the Plan is as follows:

                                                NUMBER OF                             WTD AVG
                                                  OPTIONS            OPTION    EXERCISE PRICE
                                              OUTSTANDING       PRICE RANGE         PER SHARE
                                              -----------       -----------   ---------------
   Balance at June 30, 1998                     1,317,507      $2.50-$17.50             $8.35
   Granted                                        413,873
   Exercised                                       (1,541)
   Forfeitures                                   (156,654)
                                               ----------

   Balance at June 30, 1999                     1,573,185      $2.50-$17.50             $5.77
   Granted                                        642,981
   Exercised                                      (14,618)
   Forfeitures                                    (86,191)
                                               ----------

   Balance at June 30, 2000                     2,115,357      $2.50-$15.00             $5.57
   Granted                                      2,403,948
   Exercised                                       (8,823)
   Forfeitures                                 (1,618,133)
                                               ----------

   Balance at June 30, 2001                     2,892,349      $1.58-$14.00             $4.00
   Granted                                      1,133,982
   Exercised                                       (3,389)
   Forfeitures                                   (460,894)
                                               ----------

   Balance at December 31, 2001                 3,562,048      $1.58-$12.12             $3.93
                                                =========

   Exercisable at December 31, 2001             1,827,544
   Exercisable at June 30, 2001                 1,191,748
   Exercisable at June 30, 2000                 1,506,513
   Exercisable at June 30, 1999                 1,038,428


   The options outstanding, by price range, are as follows:


              December 31, 2001          $1.58-$4.00              1,577,295
                                         $4.01-$6.00              1,855,753
                                        $6.01-$14.00                129,000
                                                                  ---------
                                               Total              3,562,048
                                                                  =========


                  June 30, 2001          $1.58-$4.00                857,601
                                         $4.01-$6.00              1,848,248
                                        $6.01-$14.00                186,500
                                                                  ---------
                                               Total              2,892,349
                                                                  =========

                  June 30, 2000          $2.50-$7.50              1,468,490
                                        $7.51-$12.50                626,867

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                       $12.51-$15.00                 20,000
                                                                  ---------
                                               Total              2,115,357
                                                                  =========

                  June 30, 1999          $2.50-$7.50                623,391
                                        $7.51-$12.50                911,626
                                       $12.51-$17.50                 38,168
                                                                  ---------
                                               Total              1,573,185
                                                                  =========

The weighted average remaining contractual lives of outstanding options at December 31, 2001 was 5.71 years.

We apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements with respect to options and warrants issued with an exercise price at or above the fair market value of the stock on the grant date. Had compensation costs for such options and warrants been determined based on the fair value approach promulgated by SFAS No. 123 "Accounting for Stock Based Compensation", our net loss applicable to Common Stock would have been as follows:


                                  Six Months Ended           For the Year Ended June 30,
                                     December 31,     ----------------------------------------------
                                        2001               2001            2000             1999
                                  ----------------    ------------- -------------------  -----------
   Net loss applicable to
     common stock, as reported     $    (6,994,049)     (11,692,364)    (12,488,758)      (9,698,048)
   SFAS 123 Compensation
     expense                             1,276,650        2,253,115       2,855,846          423,466
                                   ---------------      -----------     -----------       ----------
                                        (8,270,699)     (13,945,479)    (15,344,604)     (10,121,514)
                                   ===============      ===========     ===========       ==========
   Net loss per share              $         (0.56)          $(1.30)         $(1.64)          $(1.24)
                                   ===============      ===========     ===========       ==========



The pro forma compensation expense of $1,276,650, $2,253,115, $2,855,846 and $423,466 for the six months ended December 31, 2001 and the fiscal years ended June 30, 2001, 2000 and 1999, respectively, was calculated on the fair value of each option using the minimum value method for those options issued prior to October 17, 1997 (the date of initial filing with the SEC) and using the Black Scholes method for those options issued on October 17, 1997 and later. The following weighted average assumptions were used in the calculations:

                                   December 31,                           June 30,
                                       2001              2001               2000            1999
                                   ------------       -----------        ----------      ----------
   Risk free interest rate               4.72%              4.97%             6.28%           5.87%
   Expected option lives            5.71 years         6.09 years        6.33 years       8.6 years
   Expected volatility                  113.0%             113.0%             70.0%           62.0%

In November 1998, the Board of Directors approved the granting of two stock options to our then current President and CEO. The first option was for 200,000 shares of common stock at an exercise price of $4.563 with vesting over a three-year period. No compensation expense was recorded in connection with this transaction as the exercise price of the option was not less than the fair market value of our common stock on the date of the transaction. The second option was for the purchase of an additional 200,000

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of common stock at an exercise price equal to $7.00 per share with vesting dependent upon the attainment of certain performance criteria based on the revenues from operations during the fiscal years ending June 30, 2000 through June 30, 2002. Both option grants were for a term of ten years. In April 2000, our Board of Directors approved a modification of this second grant to waive the performance criteria for 100,000 of these options as a precondition for vesting, in recognition of commendable performance. No compensation expense was recorded in connection with this transaction as the exercise price of such options exceeded the fair market value of our common stock on the date of the transaction. All options expired unexercised in February 2002.

In April 2000 the Board of Directors approved the grant of options with a ten year term to purchase up to 100,000 shares of common stock at an exercise price of $5.938 to both our Chairman and our then current President and CEO. The options will vest upon the attainment of performance goals to be established by the Compensation Committee of the Board of Directors or, in any event, upon the continued employment of the officers at the end of four (4) years. No options were earned under the performance criteria during the six months ended December 31, 2001 or the fiscal years ended June 30, 2000 or 2001. The options issued to our former President and CEO expired unexercised in February 2002.

In December 2000, the Board of Directors authorized the granting of non-qualified stock options to all of its current employees. Option grants to purchase a total of 589,000 shares of common stock were granted.

On February 2, 2001, our Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. Under the terms of the offer, the prior vesting of options that were repriced was lost and the repriced options began vesting again over three years. The exercise period of the repriced options is ten years. A total of 1,186,998 options held by employees were repriced. The current members of the Board of Directors were offered the same opportunity to reprice their outstanding options. Prior vesting of board members was not lost, although all other terms of the repricing were identical to those offered the employees. A total of 220,000 options held by directors were repriced. One member of our board of directors, Enrique F. Senior, declined the offer to have his options repriced. Mr. Senior, who has since resigned from our board of directors effective November 2001, had a total of 40,000 options eligible for repricing. In accordance with FIN No. 44, the repriced options are subject to variable accounting and thereby have been adjusted to fair value at December 31, 2001 and June 30, 2001. A charge to earnings in the amount of $309,087 was recorded for the fiscal year ended June 30, 2001 because the closing price of our common stock on June 30, 2001 was greater than the exercise price of $4.375. The deferred compensation related to the unvested portion of the options was $640,000 as of June 30, 2001. This charge was reversed during the six months ended December 31, 2001 because the closing price of our common stock on December 31, 2001 was less than the exercise price of $4.375. The deferred compensation related to the unvested portion of the options was $-0- as of December 31, 2001.

On March 22, 2001, the Compensation Committee of the Board of Directors authorized the granting of options to purchase 200,000 shares of common stock to Brown F Williams, our chairman, and options to purchase 75,000 shares of common stock to Samuel A. McCleery, our Vice President of Business Development. These options, granted in recognition of past services performed, have an exercise price of $3.219, a term of ten years, and are fully vested at the date of grant. The granting of these options was conditioned upon the consummation of the Second Closing of the Cablevision transaction. These options were issued on September 20, 2001, the date on which the Second Closing of the Cablevision transaction took place. No compensation expense was recorded as the fair market value of our stock was less than $3.219 on their date of issuance.

On March 30, 2001 our shareholders ratified an amendment to the Amended 1993 Stock Option Plan, authorized by our Board of Directors, to increase the authorized number of shares which may be issued pursuant to options granted under the Plan from 2,160,000 to 5,160,000 shares and to provide for the

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On July 1, 2001, in accordance with the terms of the 1993 Amended Stock Option Plan, an option grant to purchase 10,000 shares of common stock was issued to each of our current board members. These option grants have an exercise price of $5.05, vest over twelve months, and have a term of ten years. On September 20, 2001, an option grant to purchase 7,500 shares of our common stock was issued to each of two new board members appointed under the terms of the Publicidad acquisition. In November 2001, an option grant to purchase 6,667 shares of our common stock was issued to a newly appointed board member. These option grants represent the pro-rata number of shares issuable to board members based on length of service during the July 1 through June 30 fiscal year period.

On July 3, 2001, the Board of Directors authorized the issuance of stock options to purchase 275,000 shares of common stock to certain members of the management and technical staff. These options have an exercise price of $4.78, will vest over three years and have a term of ten years. Issuance of these options was conditioned upon the execution of new employment agreements by such members of management and the technical staff, all of which were signed in October 2001. No compensation expense was recorded upon the issuance of these options as the fair market value of our stock was less than $4.78 on their date of issuance.

In July 2001 and again in January 2002, the Board of Directors approved the creation of an employee bonus pool of 100,000 incentive stock options, pursuant to the Plan to be awarded during each of the calendar years 2001 and 2002, on a discretionary basis, to individuals who are PVI employees at the time of grant (other than officers), either as an incentive or in recognition of extraordinary performance.

21.  COMMITMENTS AND CONTINGENCIES:

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

Additionally, under terms of this agreement, commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. For the calendar years 1999 and 2000, and for the quarter ended March 31, 2001, we had the option of paying these minimum royalties in cash or with 14,286 shares of our common stock. We elected to issue stock for royalties due for all of these payments. Royalties earned subsequent to March 31, 2001 are required to be paid in cash and, therefore, we have accrued the minimum cash royalty of $100,000 for the quarters ended June 30, September 30 and December 31, 2001. Accordingly, we recorded total royalty expense in the amount of $200,000, $196,575, $332,164 and $152,232 for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999, respectively. These charges reflected the issuance of 57,144, 57,144 and 14,286 shares of common stock during the years ended June 30, 2001, 2000 and 1999, respectively.

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


THESEUS AGREEMENT

In December 1995, we entered into a license agreement with Theseus Research, Inc. ("Theseus") whereby we were granted a non-exclusive worldwide license, without the right of sublicense, to use Theseus technology in our system. A prepayment was made at the time the agreement was executed and royalties earned are offset against this prepayment. At December 31, 2001, June 30, 2001 and 2000, the prepaid balance was $23,679, $28,452 and $37,915, respectively. During the term of the license, we will pay royalties of between .05% and .20% of net sales on a quarterly basis. The agreement terminates with the expiration of the last of the patents included in the licensed technology.

LEASES

We lease our primary office space under an operating lease. In October 1997, we entered into a five-year operating lease agreement for our office headquarters in Lawrenceville, New Jersey. In July 1999, we entered into an operating lease agreement for additional office space in Lawrenceville, New Jersey. This lease is co-terminus with the October 1997 operating lease for our headquarters and both will terminate in September 2002. We are currently in negotiations to renew our original primary office space. In October 2001, we entered into an operating lease for office space in New York City which terminates in November 2009. In January 2001, we entered into an operating lease for our PVI Europe office in Brussels, Belgium. This lease contains a termination option in December 2002, December 2006 or December 2009. In order to terminate the lease, nine months notice must be given to the landlord. In December 2001, Publicidad entered into a sublease for our Mexico City office space which will terminate in November 2002. We expect to renew this lease in November 2002. In December 2001, we entered into a one year operating lease for an apartment in New York City to be used by visiting employees and guests of PVI and Publicidad. This lease terminates on December 31, 2002.

Rent and equipment lease expense for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000, and 1999 was $311,894, $716,762, $472,947
and $400,956, respectively.

Future minimum rent and lease payments are as follows:

                                               Year                Amount
                                               ----                ------
                                               2002               $660,591
                                               2003                216,840
                                               2004                213,515
                                               2005                185,340
                                         Thereafter                760,507
                                                                ----------
                                                                $2,036,793
                                                                ==========



Under the terms of the five year lease signed in October 1997 for the Lawrenceville, New Jersey headquarters, we are required to maintain an irrevocable, unconditional $51,258 letter of credit throughout the term of the lease. Under the terms of the lease for our New York office, we are required to maintain a security deposit of approximately $65,000. Under the terms of the lease for our Belgian office, we are required to maintain a security deposit of approximately $45,000.

In November 1999, we entered into a five year capital lease for the purchase of a mobile production truck. Future minimum lease payments under this capital lease are as follows:


                                                Year                  Amount
                                                ----                  -------
                                                2002                  $18,644
                                                2003                   18,644
                                                2004                   15,550
                                                                       ------
                                                                       52,838

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                 Less:  Amount representing interest                  (7,731)
                                                                     --------
             Present value of minimum lease payments                 $45,107
                                                                     ========


Legal Contingencies

In June 1999 we filed suit for patent infringement in U.S. District Court in Delaware against SciDel USA Ltd., the U.S. subsidiary of the Israeli company, SciDel Technologies, Ltd. We contended that SciDel's video imaging system for electronically inserting advertising into live television broadcasts infringed on PVI's U.S. Patent No. 5,264,933 and sought a permanent injunction prohibiting infringement of our patent. The case was tried in late February 2001, and final briefing was completed in April 2001. As of March 26, 2002, a decision had not been rendered. On March 26, 2002, we completed the acquisition of certain assets from SciDel Technologies, Ltd. In connection with that transaction, the parties have agreed to file a dismissal of the action. (See Note 25 "Subsequent Events").


In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of U.S. Patent 5,917,553, licensed to Sportvision, Inc. on the basis of our belief that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. and Fox Sports Productions, Inc. ("Fox") filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed U.S. Patent No. 5,917,553. Plaintiffs subsequently amended their complaint to add claims for infringement of U.S. Patent Nos. 6,141,060 and 6,229,550. On August 28, 2001, we filed a counterclaim alleging that Sportvision is infringing our U.S. Patent No. 5,264,933, and seeking injunctive relief and compensation including damages. As of December 31, 2001, discovery was ongoing and a trial date had been set for June 2, 2003. On January 29, 2002, the parties entered into a Settlement Agreement regarding this matter and a dismissal with prejudice as to all parties was filed on March 9, 2002. Pursuant to the settlement agreement, we have entered into a patent cross-license agreement with Sportvision which does not require any ongoing payments with either party.

22.  INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate on a worldwide basis in only one industry segment, real-time video imaging. This segment is broken out into geographical regions including the United States, Latin America, Canada, Europe and all other. During the years ended June 30, 2000 and 1999, the majority of our operating expenses related to our domestic activities and were not associated with our international licensing and royalty agreements. With the formation of PVI Europe in June 2000 and the acquisition of Publicidad in September 2001, operating expenses related to international activities increased, accounting for approximately 8% and 31% of total operating expenses for the year ended June 30, 2001 and the six months ended December 31, 2001, respectively.

Geographic information is as follows:


                                                                          PVI
(in 000's)                       U.S.     Latin America    Canada       Europe        Other        Total
                                ------    -------------    ------       ------        -----        -----
Six months ended
   December 31, 2001
Advertising and
  production revenue            $1,276       $3,217           $ -          $66          $ -        $4,559
License and royalty fees             -          864            83           31           41         1,019
                                ------       ------           ---          ---          ---        ------
               Total            $1,276       $4,081           $83          $97          $41        $5,578
                                ======       ======           ===          ===          ===        ======


Fiscal Years Ended June 30,

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2001
Advertising and
  production revenue            $2,217       $    -          $ 25          $ -          $ -        $2,242
License and royalty fees             -        2,143           176           23           79         2,421
                                ------       ------          ----          ---          ---        ------
               Total            $2,217       $2,143          $201          $23          $79        $4,663
                                ======       ======          ====          ===          ===        ======


2000

Advertising and

  production revenue            $1,484       $    -          $  -          $ -         $ 25        $1,509
License and royalty fees             -        1,090             -            -          447         1,537
                                ------       ------          ----          ---         ----        ------
               Total            $1,484       $1,090          $  -          $ -         $472        $3,046
                                ======       ======          ====          ===         ====        ======

1999

Advertising and

  production revenue              $695       $    -          $  -          $ -          $ -          $695
License and royalty fees             -          450             -            -           78           528
                                ------       ------          ----          ---          ---        ------
               Total              $695       $  450          $  -          $ -          $78        $1,223
                                ======       ======          ====          ===          ===        ======

All of our assets are based in the United States with the exception of certain L-VIS Systems which are being used by our subsidiaries or licensees in connection with foreign operations. The approximate value of these L-VIS Systems located in the United States and foreign countries is as follows:


 L-VIS Systems, rack
 components & spare parts           U.S.      Latin America        Canada        PVI Europe         Total
-------------------------        ----------   -------------       --------       -----------     ----------
December 31, 2001                $4,437,424     $865,004          $135,000        $691,472       $6,128,900
June 30, 2001                     4,825,535      430,529           135,000         691,472        6,082,536
June 30, 2000                     4,332,060      426,821           135,000         691,472        5,585,353
June 30, 1999                     3,934,257      620,634           135,000               -        4,689,891

23.  CONCENTRATION OF SALES:

Sales to three customers accounted for approximately 74%, 72%, 62% and 51% of revenues for the six months ended December 31, 2001 and the years ended June 30, 2001, 2000 and 1999, respectively.

24.  RELATED PARTY TRANSACTIONS:

A member of our Board of Directors, Eduardo Sitt, is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in PVI and is our former joint venture partner. In addition, as described in Note 5, we have entered into a Reorganization Agreement with Presencia and others pursuant to which we acquired Publicidad, our former joint venture partner and current licensee, effective September 20, 2001. On November 8, 2001, we sold 615,385 shares of our common stock to Presencia for an aggregate purchase price of $2,000,001. This sale was exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering. The securities were issued for investment only and not for purposes of distribution.

A member of our Board of Directors is formerly the sole shareholder and President of Princeton Venture Research, Inc., a company that has furnished consulting services to us from time to time. This member of our Board of Directors Company is also the President of PVR Securities. On June 28, 2000, we entered

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

A former member of our Board of Directors is also a Managing Director and Executive Vice President of Allen & Company Incorporated, which is one of our principal shareholders and furnishes financial advisory services to us from time to time. Allen & Co. received commissions in the aggregate amount of approximately $438,000, as well as warrants exercisable for 200,000 shares of common stock for its services rendered on our behalf in connection with the private equity offering completed in October 1999. On June 14, 2000 we entered into an agreement with Allen & Co., which was amended as of December 20, 2000, pursuant to which Allen & Co. would act as one of our financial advisors in connection with certain stock purchase transactions, including the transaction contemplated by the Reorganization Agreement between us, Presencia and others as described in Note 5 of Notes to Consolidated Financial Statements. In July 2001 we issued to Allen & Co. a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for their issuance of a fairness opinion in connection with this transaction. This warrant was issued with an expiration date of December 20, 2005, or five years from the issuance date of their fairness opinion. The value of these warrants has been calculated using the Black Scholes method and the related charge of $100,762 has been recorded as a component of the costs for the acquisition of Publicidad. Allen & Co. received a second warrant to purchase an additional 100,000 shares of our common stock on September 20, 2001 as consideration for financial advisory services provided in connection with the acquisition of Publicidad.

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

In April 1999 and May 1999, Publicidad signed promissory notes to us for $114,300 and $260,075, respectively as consideration for the equipment charge associated with two L-VIS(TM) Systems delivered to Publicidad for use in operations. Both notes were issued with an interest rate of 15% and had a term of one (1) year and three (3) years, respectively. Both notes were paid in full prior to our acquisition of

                           PRINCETON VIDEO IMAGE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Publicidad. In February 2001 and July 2001, Publicidad signed promissory notes to us for $387,047 and $764,859, respectively with respect to their payment of royalties to us. Both notes were issued with an interest rate of 10%. The February 2001 note was paid in full in August 2001 and the July 2001 note was reflected as a reduction in the purchase price of Publicidad at the date of acquisition.

On September 20, 2001, Emilio Romano was appointed to the Board of Directors as a designee of Presencia. On November 15, 2001, we entered into a consulting agreement whereby Mr. Romano would provide consulting services with respect to our strategic planning and potential business development opportunities. In exchange for these services, Mr. Romano is paid a fee of $10,000 and a ten-year option to purchase 5,000 shares of common stock for each month of service provided. Each option grant is fully vested upon issuance and is priced at the closing market price on the date of grant. The value of the options issued to Mr. Romano were calculated using the Black Scholes method and a compensation charge of $14,028 was recorded. On February 15, 2002 this consulting agreement was extended for an additional three months, to and including May 15, 2002.

25.  SUBSEQUENT EVENTS:

On March 26, 2002, we completed the acquisition of certain assets of Scidel Technologies, Ltd., an Israeli company that inserts electronic virtual advertisements into live and taped televised sporting events, in exchange for the issuance of 1,228,000 shares of PVI's common stock and warrants to purchase 670,500 shares of its common stock. In connection with that transaction the parties have agreed to file a dismissal of the legal action discussed in Note 21.

On January 29, 2002, PVI and Sportvision entered into a Settlement Agreement regarding the legal matter (discussed in Note 21) and a dismissal with prejudice as to all parties was filed on March 9, 2002. Pursuant to the Settlement Agreement, the parties entered into a patent cross-license agreement.

                                    EXHIBITS

Exhibit
Number                     Description
-------           -------------------------------------
2.1 --            Reorganization Agreement, dated as of December 28, 2000, by and among Presencia en Medios, S.A., Eduardo Sitt, David Sitt,
                  Roberto Sonabend, Presence en Media LLC, Virtual Advertisement
                  LLC, PVI LA, LLC, the Company and Princeton Video Image Latin
                  America, LLC (Incorporated by reference to Exhibit 2.1 to the
                  Company's Current Report on Form 8-K filed on January 5,
                  2001).

2.2  --           Amendment Agreement, dated as of February 4, 2001, by and
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

2.3 --            Letter Agreement, dated as of July 23, 2001, by and among
                  Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto
                  Sonabend, Presence en Media LLC, Virtual Advertisement LLC,
                  PVI LA, LLC, the Company and Princeton Video Image Latin
                  America, LLC (amending the Reorganization Agreement dated as of December 28, 2001) (Incorporated by reference to Exhibit
                  2.1 to the Company's Current Report on Form 8-K filed on July
                  30, 2001).

2.4 --            Letter Agreement, dated as of July 23, 2001, between the
                  Company and PVI Holding, LLC (amending the Stock and Warrant
                  Purchase Agreement dated as of February 4, 2001) (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 30, 2001).

2.5 -- Asset Purchase Agreement, dated as of February 27, 2002 between Adco Imaging, Ltd., Princeton Video Image, Inc.,
                  SciDel Technologies, Ltd., and SciDel USA, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 29, 2002).

3.1  --           Certificate of Incorporation (Incorporated by reference to
                  Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2001).

3.2  --           Amended and Restated Bylaws (Incorporated by reference
                  to Exhibit 3.2 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001 filed on
                  November 14, 2001).

10.1  --          Form of Employee Confidentiality, Invention Assignment and
                  Non-Compete Agreement (Incorporated by reference to Exhibit
                  10.2 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on
                  December 16, 1997).

10.2  --          Form of Consultant Confidentiality, Invention Assignment and
                  Non-Compete Agreement (Incorporated by reference to Exhibit
                  10.3 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on
                  December 16, 1997).

10.3* --          Research Agreement, dated November 1, 1990, between the
                  Company and David Sarnoff Research Center, Inc., as amended by
                  Agreement dated August 9, 1991, letter dated July 1, 1992,
                  Letter Agreement dated July 9, 1992, letter dated November 30,
                  1992 and Agreement dated June 26, 1995 and effective as of December 31, 1993 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2
                  (Registration No. 333-37725) which became effective on December 16, 1997).

10.4+  --         Employment Agreement dated January 24, 1997 between the
                  Company and Brown F Williams (Incorporated by reference to
                  Exhibit 10.11 to the Company's Registration Statement on Form
                  SB-2 (Registration No. 333-37725) which became effective on
                  December 16, 1997).

10.5+ --          Restated and Amended Employment Agreement, dated October 28,
                  2001, between the Company and Samuel A. McCleery.

10.6  --          Lease Agreement, dated July 16, 1997, between the Company and
                  Princeton South at Lawrenceville One (Incorporated by
                  reference to Exhibit 10.20 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which
                  became effective on December 16, 1997).

10.7  --          Assignment, dated January 22, 1992, by Roy Jonathon Rosser and
                  Martin Leach to the Company regarding a patent (Incorporated by reference to Exhibit 10.25 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which
                  became effective on December 16, 1997).

10.8  --          Assignment, dated October 22, 1993, by Roy Jonathon Rosser and
                  Brown F Williams to the Company regarding a patent
                  (Incorporated by reference to Exhibit 10.26 to the Company's
                  Registration Statement on Form SB-2 (Registration No.
                  333-37725) which became effective on December 16, 1997).

10.9  --          Assignment, dated January 30, 1995, by Roy Rosser, Subhodev
                  Das, Yi Tan and Peter von Kaenel to the Company regarding a patent (Incorporated by reference to Exhibit 10.27 to the
                  Company's Registration Statement on Form SB-2 (Registration
                  No. 333-37725) which became effective on December 16, 1997).

10.10+ --         Restated and Amended Employment Agreement, dated as of October
                  28, 2001, between the Company and Lawrence Epstein.

10.11+ --         Employment Agreement, dated November 23, 1998, between the
                  Company and Dennis P. Wilkinson (Incorporated by reference to the Company's Current Report on Form 8-K filed with the
                  Securities and Exchange Commission on December 2, 1998).

10.12* --         Letter Agreement, dated July 19, 1999, between the Company and
                  CanWest Global Communications Corporation (Incorporated by
                  reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K filed with the Securities and Exchange Commission on
                  August 18, 1999).

10.13* --         Agreement, dated August 9, 1999, between the Company and CBS
                  Sports, a division of CBS Corporation (Incorporated by
                  reference to Exhibit 10.2 to the Company's Current Report on
                  Form 8-K filed with the Securities and Exchange Commission on
                  October 28, 1999).

10.14   --        Warrant Certificate, dated October 20, 1999, issued to Allen &
                  Company Incorporated (Incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended December 31, 1999, filed on February 14, 2000).

10.15   --        Amended 1993 Stock Option Plan. (Incorporated by reference to
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended June 30, 2001).

10.16   --        Letter Agreement, dated April 21, 2000, between the Company and NFL International, a division of NFL Enterprises, L.P.
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000, filed on May 12, 2000).

10.17* --         Amended and Restated Territory System License Agreement, dated as of December 27, 2000, by and between the Company and
                  Virtual Media Lab, Inc. (Incorporated by reference to Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended December 31, 2000 filed on February 14, 2001).

10.18* --         Stock and Warrant Purchase Agreement, dated as of February 4,
                  2001, between the Company and PVI Holding, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 filed on
                  February 14, 2001).

10.19* --         L-VIS(TM) System License Agreement, dated February 4, 2001, between the Company and Cablevision Systems Corporation.
                  (Incorporated by reference to Exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 2000 filed on February 14, 2001).

10.20  --         Letter, dated February 27, 2001, amending Research Agreement between the Company and David Sarnoff Research Center, as
                  amended. (Incorporated by reference to Exhibit 10.28 to the
                  Company's Annual Report Form 10-K for the fiscal year ended
                  June 30, 2001 filed on September 28, 2001).

10.21* --         Joint Collaboration and License Agreement, dated as of
                  September 20, 2001, between Princeton Video Image, Inc. and
                  Cablevision Systems Corporation. (Incorporated by reference to
                  Exhibit 10.31 to the Company's Annual Report on Form 10-K for
                  the fiscal year June 30, 2001).

10.22  --         Sublease with Southern Progress Corporation, dated September
                  21, 2001. (Incorporated by reference to Exhibits 10.1 to the
                  Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001).

10.23  --         Warrant Certificate, dated September 20, 2001, issued to PVI
                  Holding, LLC. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 3,
                  2001).

10.24+ --         Letter Agreement, dated November 8, 2001, between the Company and Brown F Williams amending his Employment Agreement.

10.25  --         Warrant Adjustment Notice from the Company to PVI Holding LLC, dated as February 13, 2002.

10.26  --         Patent Cross-License Agreement, dated as of January 29, 2002, by and between Sportvision, Inc., Fox Sports Productions,
                  Inc., and Princeton Video Image, Inc.

10.27  --         Letter Agreement, dated as of January 1, 2002, among Princeton
                  Video Image, Inc., ERM & Associates, Inc. and Emilio Romano.

10.28+ --         Extension Letter Agreement, dated as of February 15, 2002, among Princeton Video Image, Inc., ERM & Associates, Inc. and
                  Emilio Romano.

10.29+ --         Employment Agreement by and between the Company and Gene
                  Dwyer, dated as of October 28, 2001.

10.30+ --         Employment Agreement by and between the Company and Howard
                  Kennedy, dated as of October 28, 2001.

10.31+ --         Employment Agreement by and between the Company and Kevin
                  Harney, dated as of October 28, 2001.

10.32+ --         Employment Agreement by and between the Company and Darrell
                  DiCicco, dated as of October 28, 2001.

10.33+ --         Employment Agreement by and between the Company and Peter Von
                  Kaenel, dated as of October 28, 2001.

10.34  --         Warrant Certificate, dated as of March 26, 2002, issued to
                  SciDel Technologies, Ltd. (Incorporated by reference to
                  Exhibit 4.1 to the Company's Currrent Report on Form 8-K
                  filed on March 29, 2002.)

21.    --         Subsidiaries

23.1   --         Consent of Independent Accountants

-----------

* Confidentiality has been granted with respect to a portion of this exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.