Form 10-K/A
period 2001-12-31
PRINCETON VIDEO IMAGE INC
filed 2002-04-22
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No. 1)


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



                                EXPLANATORY NOTE



     Princeton Video Image, Inc. hereby amends its Annual Report on Form 10-K for the transition period ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, for the sole purpose of including numbers which were inadvertently omitted from the table of proforma information with respect to the acquisition of Publicidad Virtual, S.A. de C.V. described in Note 5 of the Notes to Consolidated Financial Statements. This correction has no impact on earnings per share or any other item in the audited financial statements.



Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment contains the complete text of Part II, Item 8 and Item 14, the items being amended.

ITEM 8. FINANCIAL STATEMENTS.


     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K/A. A list of the financial statements filed herewith is found at "Index to Financial Statements" on page F-1.



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


     Shares of PVI stock exchanged for Publicidad stock                     2,678,353
     PVI average stock price a few days before and
       after the Acquisition was agreed to                                     $1.518
     Value of PVI stock issued for the acquisition                          4,065,740
     Fair value of vested warrants issued for the acquisition               1,455,553
     Acquisition costs                                                        979,299
                                                                           ----------
      Total Purchase Price                                                 $6,500,592
                                                                           ==========

The preliminary allocation of the purchase price to the acquired assets and assumed liabilities of Publicidad has been adjusted as the fair value appraisal of the assets and liabilities and estimated acquisition costs have been finalized. The adjusted allocation is as follows:


     Net book value of Publicidad after adjustments to eliminate
        balances and activities between entities                                   $(2,038,652)
     Fair value adjustments:
        Customer relationships - 4 year life                                         1,000,000
        Distribution relationships - 5 year life                                     2,100,000
        Trademarks and tradenames - 3 year life                                        100,000
        Goodwill - indefinite life                                                   5,339,244
                                                                                   -----------
                                                                                   $ 6,500,592
                                                                                   ===========

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


The following is a proforma summary of the unaudited results of operations as if the acquisition by PVI of Publicidad had been completed on July 1, 2000.



                                              For the Six Months      For the year
                                                    Ended                 Ended
                                              December 31, 2001       June 30, 2001
                                             --------------------- --------------------
Revenues                                        $  6,705,068            $ 11,167,896
Net Loss                                          (8,132,520)            (16,002,231)
Net Loss Applicable to Common Stock               (8,135,979)            (16,014,035)
Basic and diluted net loss per share
   applicable to common stock                   $      (0.51)           $      (1.19)
Weighted average number of shares
   of common stock outstanding                    15,837,136              13,409,987


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

10.30+ --         Employment Agreement by and between the Company and Howard
                  Kennedy, dated as of October 28, 2001.

10.31+ --         Employment Agreement by and between the Company and Kevin
                  Harney, dated as of October 28, 2001.

10.32+ --         Employment Agreement by and between the Company and Darrell
                  DiCicco, dated as of October 28, 2001.

10.33+ --         Employment Agreement by and between the Company and Peter Von
                  Kaenel, dated as of October 28, 2001.

10.34  --         Warrant Certificate, dated as of March 26, 2002, issued to
                  SciDel Technologies, Ltd. (Incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K
                  filed on March 29, 2002.)

21.    --         Subsidiaries

23.1   --         Consent of Independent Accountants (filed with this Form
                  10-K/A).

-----------

* Confidentiality has been granted with respect to a portion of this exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.