Form 10-K/A
period 2001-12-31
PRINCETON VIDEO IMAGE INC
filed 2002-04-30
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

(Mark One)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended ________

OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from July 1, 2001 December 31, 2001.

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

                         Common Stock, $ .001 par value
                               Title of Each Class

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
$20,237,424, based upon the last sales price on March 28, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,418,865 shares of Common Stock, $ .001 par value per share, were outstanding on March 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There are no documents incorporated by reference in this Form.

                                EXPLANATORY NOTE

         Princeton Video Image, Inc. hereby amends its Annual Report on Form 10-K for the six month period ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, for the sole purpose of adding Items 10-13 of Part III.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

INFORMATION REGARDING DIRECTORS

         Our directors are elected at each annual meeting of stockholders to serve until their successors are elected and qualified. Our current Board of Directors is comprised of the following persons:

                                    NAME                                  AGE
                            Brown F Williams                              61
                            Lawrence J. Burian                            32
                            Donald P. Garber                              44
                            Wilt Hildenbrand                              54
                            Lawrence Lucchino                             56
                            Jerome J. Pomerance                           61
                            Emilio Romano                                 37
                            Jaime Serra                                   51
                            Eduardo Sitt                                  71
                            John B. Torkelsen                             56

         The principal occupations and business experience, for at least the past five years, of each current director are as follows:

         Brown F Williams is our co-founder, Chairman of the Board and President of our Interactive Television Division. Prior to his election as Chairman of the Board in January 1997, and his appointment as President, Interactive Technologies in November 2001, Mr. Williams served as our President (from July 1990 to January 1997) and Chief Executive Officer (from September 1996 to January 1997). Mr. Williams has been one of our directors since our organization in July 1990. Mr. Williams also served as our Treasurer prior to Mr. Epstein's election to such office in February 1998. Mr. Williams is a senior executive with more than 25 years experience in the development of high technology products, primarily during his 20 years with RCA Laboratories, Inc. Until 1987, Mr. Williams was Vice President of David Sarnoff Research Center, Inc. with responsibility for both hardware and software contract research business. Between 1987 and 1991, Mr. Williams was active in a number of start-up companies, either as a consultant on behalf of the funding groups or as an executive employee on behalf of the managements of such companies. Mr. Williams has had significant experience in product development, product introduction and licensing in Europe and Japan, as well as in the United States. Mr. Williams serves as a director of Evergreen Solar, Inc.

         Lawrence J. Burian was elected to our Board of Directors in November 2001. Mr. Burian has served as Assistant General Counsel of Cablevision Systems Corporation ("Cablevision") since February 2000. Prior to joining Cablevision, Mr. Burian was an associate with the law firm of Davis Polk & Wardwell, which he joined following graduation from Yale Law School in May 1994. While at Davis Polk & Wardwell, Mr. Burian took a six-month leave of absence starting in January 1995 to serve as Law Clerk to Chief Justice Aharon Barak of the Supreme Court of Israel.

         Donald P. Garber was elected to our Board of Directors in December 1999. Mr. Garber has been Commissioner, President and Chief Executive Officer of Major League Soccer since August 1999. Prior to such appointment, Mr. Garber served in various positions with the National Football League over the past fifteen years. Most recently he served as Senior Vice President of NFL International, the NFL's international division, where he was responsible for managing the NFL Europe league from October 1996 to July 1999. Prior to working with NFL International, Mr. Garber was Vice President of Business Development and Special Events for NFL Properties from 1990 to 1996.

         Wilt Hildenbrand was elected to our Board of Directors in February 2001. Mr. Hildenbrand has been employed by Cablevision since 1976, and currently serves as its executive vice president of engineering and technology. Prior to assuming his current post, Mr. Hildenbrand held the positions of senior vice president of technology and vice president of engineering support and customer relations. From 1979 to 1986, he served as director of engineering for Rainbow Media Holdings, Cablevision's programming subsidiary. He began his tenure at Cablevision as chief engineer of the company's Long Island system. Mr. Hildenbrand is the individual designated to serve on our Board of Directors by PVI Holding, LLC ("PVI Holding"), an indirect wholly owned subsidiary of Cablevision.

         Lawrence Lucchino was elected to our Board of Directors in October 1994. Mr. Lucchino enjoys a wide variety of connections with the professional sports industry. Since February 2002, Mr. Lucchino has served as President and CEO of the Boston Red Sox Baseball Club. In addition, Mr. Lucchino served as a member of the Board of Directors of the Washington Redskins, and served as President and CEO of the Baltimore Orioles from May 1988 until October 1993. He has been a member of the MLB Operations Committee and currently serves on the Commissioner's Blue Ribbon Task Force on Baseball Economics. Mr. Lucchino served as President and Chief Executive Officer of the San Diego Padres from December 1994 to October 2001, and was a partner in the Washington, DC law firm of Williams & Connolly from 1978 to 1999.

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


         Emilio Romano was elected to our Board of Directors in September 2001. In October 1998, Mr. Romano co-founded SportsYA Media Group, a sports marketing and media company focused on providing multimedia marketing solutions to clients that target the Mexican and U.S. Hispanic markets, where he served as President and Chief Executive Office from 2000 to 2001. From June 1995 to September 1998, Mr. Romano held the position of Vice President of International Affiliates with Grupo Televisa, S.A. de C.V., where he also served as Vice President of Corporate Development from 1995 to 1996. From 1989 until 1995, Mr. Romano served in many roles within Mexico's Ministry of Finance and Public Credit. He has held the position of Professor of Tax Law in the post-graduate program at Escuela Libre de Derecho since 1994. Mr. Romano has been a partner in the law firm of Gonzalez, Luna & Perez de Acha since 1995 and was a member of the Board of Directors of Univision Communications from 1997 until 1998. He currently serves as a director of Claxton Interactive Group and is President of ERM & Associates, Inc. Mr. Romano serves as a director of, and is one of the individuals designated to serve on our Board by, Presencia en Medios, S.A. de C.V. ("Presencia").


         Jaime Serra was elected to our Board of Directors in September 2001. Mr. Serra has been a senior partner of Serra and Associates International, a consulting firm specializing in law and economics since 1996. From 1995 to 1996, Mr. Serra was the John L. Weinberg/Goldman Sachs Visiting Professor at Princeton University. Mr. Serra served as Mexico's Secretary of Finance in 1994 and as Mexico's Secretary of Trade and Industry from 1988 to 1994. He has held several other key positions in the government of Mexico, including Undersecretary of Revenue and Chief of Staff to the Secretary of Finance. Mr. Serra was a Trustee of the Yale Corporation and currently co-chairs The President's Council on International Activities of Yale University. Mr. Serra is a member of the Board of Directors of Fondo Mexico, Grupo Ferroviario Mexicano, Tamsa, Vitro, Regional Market Makers, and Southern Peru Copper Corp. He is also a member of the Trilateral Commission and the U.S.-Mexico Bilateral Council. Mr. Serra is one of the individuals designated to serve on our Board of Directors by Presencia.

         Eduardo Sitt was elected to our Board of Directors in October 1993. From 1964 until 1993, he was the principal stockholder and Chief Executive Officer of Hilaturas de Michoacon, S.A., a Mexican textile manufacturer. Mr. Sitt is a stockholder and, during the past five years, has served as a director of Grupo Financiero BBVA-Bancomer, a publicly held financial corporation and parent company of Mexico's fifth largest bank, a full service stock brokerage house and several other financial firms. Mr. Sitt is the President and principal stockholder of, and one of the individuals designated to serve on our Board of Directors by, Presencia. Mr. Sitt is also the President of Publicidad Virtual, S.A. de C.V. ("Publicidad"), a subsidiary of PVI. He also serves as a director of Albatros Textil, a textile manufacturer.

         John B. Torkelsen was elected to our Board of Directors in October 1995. Mr. Torkelsen has been the Manager of the General Partner (Acorn Technology Partners, LLC) of Acorn Technology Fund, L.P., a venture capital fund specializing in early stage, high technology investing since June 1998. Mr. Torkelsen serves as President of PVR Securities, Inc., an NASD firm which was formed in 1987. Mr. Torkelsen founded Princeton Venture Research, Inc., an investment, banking, consulting and venture capital firm and served as its President from 1984 to 1999.

         Mr. Eduardo Sitt, is David Sitt's father. There are no other family relationships among the directors and the executive officers.

INFORMATION REGARDING OFFICERS

      EXECUTIVE OFFICERS              AGE              CAPACITIES IN WHICH SERVED         IN CURRENT POSITIONS SINCE (1)
      ------------------              ---              --------------------------         --------------------------
Brown F Williams                       61        Chairman of the Board and                      1997 (Chairman)
                                                 President, Interactive Technologies          2001 (Pres., I.T.)

David Sitt (2)                         37        Co-Chief Executive Officer                          2001

Roberto Sonabend (3)                   49        Co-Chief Executive Officer                          2001

Samuel A. McCleery (4)                 51        Vice President of Business Development           1999 (VP),
                                                 and Assistant Secretary                     1991 (Asst. Secretary)

Lawrence L. Epstein (5)                48        Vice President, Finance, Chief                      1998
                                                 Financial Officer and Treasurer

Gene Dwyer (6)                         55        Vice President and Chief Technology                 2000
                                                 Officer

Howard J. Kennedy (7)                  52        Vice President of Convergence                       2000

         1) All officers are elected annually at the annual meeting of the Board of Directors, and serve at the pleasure of the Board.

         2) David Sitt was appointed to serve as one of our interim co-Chief Executive Officers in November 2001. Mr. Sitt was appointed to serve as Corporate Vice President of Publicidad in September 2001. Prior to that time, Mr. Sitt had served as Executive Vice President of Publicidad since 1997.

         3) Roberto Sonabend was appointed to serve as one of our interim co-Chief Executive Officers in November 2001. Mr. Sonabend was appointed to serve as Corporate Vice President of Publicidad in September 2001. Prior to that time, Mr. Sonabend had served as President of the International Division of Publicidad since 1997.

         4) Sam McCleery was elected to serve as our Vice President of Business Development (formerly Vice President of Sales and Marketing) in October 1999. Mr. McCleery has been our Assistant Secretary since 1991. From November 1991 through September 1999, Mr. McCleery was our Vice President of Sales and Marketing. Prior to November 1991, Mr. McCleery was President of his own sports marketing and events company with clients that included the Reagan Foundation. From 1981 to 1989, Mr. McCleery served as the director of sports marketing for Prince Manufacturing, the world's largest marketer of tennis racquets. Prior to 1981, Mr. McCleery was a Director of New Business for Le Coq Sportif, a division of Adidas (France).

         5) Lawrence L. Epstein has been our Vice President, Finance, Chief Financial Officer and Treasurer since February 1998. Prior to joining PVI, Mr. Epstein was Chief Financial Officer and Vice President of Finance and Administration for Primestar Partners, L.P., then the second largest direct broadcast satellite provider in the United States, where he was responsible for overall financial management as well as strategic and long-range planning. Prior to joining Primestar in March 1993, Mr. Epstein held several senior financial positions with a number of CBS, Inc. units, including the CBS Television Network, CBS News and CBS owned-and-operated stations from 1979 to 1993.


         6) Gene Dwyer has been our Vice President and Chief Technology Officer since January 2000. From November 1997 through December 1999, Dr. Dwyer was our Director of Research, responsible for the algorithm architecture of the L-VIS(R) System. Prior to joining PVI, Dr. Dwyer was the co-owner of Silhoutte Technology from 1986, which provided image processing and enhancement software for the U.S. Department of Defense.

         7) Howard J. Kennedy has been our Vice President of Convergence since January 2000. From March 1995 through December 1999, Mr. Kennedy was our Director-Principal Scientist, responsible for the technical development, evaluation and direction of new software and Internet products. Prior to joining PVI, Mr. Kennedy worked at Intel Corporation, where he was Architect and Principal Engineer in the Multimedia Systems Technology Group from October 1988.

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

         Based solely on our review of the copies of forms we have received and written representations from certain reporting persons, we believe that all of our officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the six-month period ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth certain information concerning the annual and long-term compensation for the six-month period ended December 31, 2001 and the fiscal years ended June 30, 2001, 2000 and 1999 of our chief executive officer and certain other highly compensated executive officers of PVI who were serving as executive officers at December 31, 2001 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE



NAME AND PRINCIPAL                                                                    LONG TERM
------------------                             ANNUAL COMPENSATION                   COMPENSATION
  POSITION                                     -------------------                   ------------
------------------

                                                                                     SECURITIES
                                                                                     UNDERLYING            ALL OTHER
                                        YEAR(1)     SALARY ($)      BONUS ($)        OPTIONS (#)         COMPENSATION ($)
                                        -------     ----------      ---------        -----------         ----------------
Brown F Williams                      Transition     $136,106           ---           460,000           $     3,007(2)
Chairman of the Board and                   2001      250,000           ---           260,000(3)                ---
President, Interactive                      2000      250,000           ---           120,000                   ---
Technologies                                1999      229,167       $25,000               ---                   ---

David Sitt(4)                         Transition    $57,366(5)      $14,583(6)            ---                   ---
Co-Chief Executive Officer

Robert Sonabend(4)                    Transition    $57,366(5)      $14,583(6)            ---                   ---
Co-Chief Executive Officer

Lawrence L. Epstein                   Transition    $  98,269           ---            50,000           $     4,151(2)
Vice President, Finance and                 2001      160,000           ---           145,000(7)        $     3,250(2)
Chief Financial Officer                     2000      154,167           ---            10,000                   ---
                                            1999      150,000           ---               ---                   ---

Samuel A. McCleery                    Transition    $ 116,539           ---           100,000           $     6,934(8)
Vice President of Business                  2001      160,000           ---            85,000(9)        $    31,838(10)
Development                                 2000      154,167       $15,000               ---                   ---
                                            1999      150,000           ---               ---                   ---

Dennis P. Wilkinson(11)               Transition    $ 115,625           ---            10,000(12)       $    48,363(13)
Former President and Chief                  2001      315,353       $25,000           310,000(14)               ---
Executive Officer                           2000      290,737        12,500           120,000                   ---
                                            1999      161,474        25,000           400,000                   ---


(1)      Effective December 21, 2001, PVI changed its fiscal year end from June
         30 to December 31. "Transition" refers to the six-month transition period that began July 1, 2001 and ended December 31, 2001. Years 2001,
         2000, and 1999 refer to the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

(2)      Represents the amount we contributed to the 401(k) plan.

(3) Includes 250,000 shares underlying outstanding options that were repriced on February 2, 2001.

(4)      Individual was appointed to serve as one of our interim co-Chief
         Executive Officers in November 2001.

(5)      Represents amount paid for services rendered as Corporate Vice
         President of Publicidad from September 2001 to December 2001, and amount earned for services rendered as one of PVI's interim co-Chief
         Executive Officers from November 2001 to December 2001.

(6) Represents bonus equal to 30 days' pay, of which 15 days' pay was required to be paid in accordance with Mexican law.

(7) Includes 110,000 shares underlying outstanding options that were repriced on February 2, 2001.

(8) Includes $2,750 in sales commission paid to him, and $4,184 that we contributed to the 401(k) Plan on his behalf.

(9) Includes 50,000 shares underlying outstanding options that were repriced on February 2, 2001.

(10) Includes $23,963 in sales commissions paid to him, and $7,875 that we contributed to the 401(k) Plan on his behalf.

(11)     Mr. Wilkinson resigned effective November 8, 2001.

(12) Represents options granted for services rendered as a member of the Board of Directors.

(13) Represents payment made to Mr. Wilkinson pursuant to the severance provisions of his employment agreement, including $1,488 paid by PVI to maintain his medical insurance coverage.

(14) Includes 300,000 shares underlying outstanding options that were repriced on February 2, 2001.

         The following table sets forth certain information concerning grants of stock options during the six-month period ended December 31, 2001 to the Named Officers.

                       OPTION GRANTS IN TRANSITION PERIOD


                                                       Percentage of
                                    Number of          Total Options
                                   Securities           Granted to       Exercise or
                                   Underlying        Employees During     Base Price    Expiration       Grant Date
            Name                 Options Granted     Transition Period    per Share        Date       Present Value(1)
            ----                 ---------------     -----------------    ---------        ----       ----------------
Brown F Williams                    250,000                27.96%             $2.59        11/8/11        $584,775
                                    200,000                22.37%              3.22        9/20/11         607,805
                                     10,000                 1.12%              5.05         7/1/11          47,654

David Sitt                               --                   --                 --             --              --

Roberto Sonabend                         --                   --                 --             --              --

Lawrence L. Epstein                  50,000                 5.59%             $4.78       10/28/11        $228,696

Samuel A. McCleery                   75,000                 8.39%             $3.22        9/20/11        $227,927
                                     25,000                 2.80%              4.78       10/28/11         114,348

Dennis P. Wilkinson                  10,000(2)              1.12%              5.05         7/1/11        $ 47,654


(1) The calculation of the grant date valuation is based on the Black-Scholes method.

(2) Mr. Wilkinson received an option to purchase 10,000 shares of our common stock on July 1, 2001. This option vested over one year in equal monthly installments, and on November 8, 2001, the effective date of Mr. Wilkinson's resignation, options for 3,333 shares had vested. Upon Mr. Wilkinson's resignation, the remaining unvested options for 6,667 shares were cancelled.

                AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD
                  AND OPTION VALUES AT END OF TRANSITION PERIOD

        The following table sets forth certain information with respect to the exercise of options to purchase common stock during the six-month period ended December 31, 2001 by the Named Officers and unexercised options to purchase common stock held by the Named Officers at December 31, 2001.


                                                                   Number of                          Value of
                                                             Securities Underlying               Unexercised In-the-
                           Shares                              Unexercised Options                Money Options Held
                          Acquired       Value              Held at December 31,2001            at December 31, 2001(1)
                              On       Realized          ------------------------------      ----------------------------
    Name                 Exercise (#)     ($)            Exercisable      Unexercisable      Exercisable    Unexercisable
    ----                 ------------  ---------         -----------      -------------      -----------    -------------
Brown F Williams               --          --              379,998           360,002               --                --
David Sitt                     --          --                   --                --               --                --
Roberto Sonabend               --          --                   --                --               --                --
Lawrence L. Epstein            --          --               44,997           150,003           $7,467           $14,933
Samuel A. McCleery             --          --              121,943            83,057            7,467            14,933
Dennis P. Wilkinson            --          --              308,332(2)             --               --                --


(1) Based on the closing price on the Nasdaq Stock Market on December 31, 2001:
$2.22 per share.

(2) On February 6, 2002, options to purchase 304,999 shares remained unexercised and were forfeited.

---------------

COMPENSATION OF DIRECTORS

         Directors do not receive cash compensation for serving on the Board of Directors or any committee of the Board. On July 1 of each year, each director receives an automatic grant of an option to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of the grant. The option vests in monthly installments so long as the director continues to serve as a director. On July 1, 2001, PVI granted, subject to certain conditions (including, without limitation, conditions relating to vesting), options to purchase 10,000 shares of common stock to each of the directors who were serving as such on such date. All directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

         By letter agreement dated January 1, 2002, PVI retained ERM & Associates, Inc. ("ERM") to provide consulting services to PVI. As compensation for its services, ERM receives a cash fee of $10,000 per month (subject to pro-ration for any shorter period), as well as an option to purchase 5,000 shares of PVI common stock for each full month of consulting services (up to a maximum of 30,000 shares unless otherwise approved by the Compensation Committee). PVI may also pay bonuses or success fees to ERM as the Board determines are warranted. The term of the consulting arrangement with ERM was extended by letter agreement dated February 15, 2002, and will expire on May 15, 2002. Our director, Emilio Romano, is the President and owner of ERM.

EMPLOYMENT AGREEMENTS WITH NAMED OFFICERS

         In January 1997, PVI and Mr. Williams entered into an employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. Williams. In November 2001, Mr. Williams' employment agreement was amended concurrent with his appointment to the office of President, Interactive Technologies. Pursuant to the terms of his amended agreement, Mr. Williams' base salary is $325,000 per year, subject to increases at the discretion of the Board of Directors, and Mr. Williams' term of employment will be automatically extended for a period of two years following a change in control of PVI. Mr. Williams is eligible for an annual bonus based on performance measures determined by the Compensation Committee. In the event Mr. Williams' employment is terminated by PVI without cause, or in the event Mr. Williams terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of two years or the remainder of his then current term of employment, and, upon his request, all of his stock options that are vested on the date of his termination shall be exercisable until the expiration date set forth in the applicable stock agreement.


         Effective November 2001, Mr. Sitt was appointed interim co-Chief Executive Officer of PVI. On March 19, 2002, the Board of Directors authorized payment of the following to Mr. Sitt: (i) a cash fee of $10,000 and (ii) an option to purchase 10,000 shares of PVI common stock (up to a maximum of 60,000 shares), for each full month in which he serves as interim co-Chief Executive Officer (subject to pro-ration for any shorter period) retroactive to November 8, 2001, the date on which he began serving in such capacity. Also effective November 2001, Mr. Sitt was hired to serve as Corporate Vice President to Publicidad. Pursuant to an agreement among Publicidad, PVI and Mr. Sitt, during the term of his employment, he will receive an initial base salary of $175,000, subject to guaranteed increases of $25,000 on each of the first three anniversaries of his date of employment. In the event that his term of employment is extended beyond four years, a new base salary will be negotiated. In addition, Mr. Sitt is entitled to receive an option to purchase 50,000 shares of PVI common stock, and shall be entitled to receive (subject to continued employment) an option to purchase 75,000 shares of PVI common on each of the first three anniversaries of his date of employment. In the event Mr. Sitt's employment is terminated without cause, or Mr. Sitt terminates his employment for a good reason (e.g., detrimental change in the nature or scope of his employment or duties), he shall be entitled to receive his then current salary for the greater of (i) six months or (ii) the remainder of the term.



         Effective November 2001, Mr. Sonabend was appointed interim co-Chief Executive Officer of PVI. On March 19, 2002, the Board of Directors authorized payment of the following to Mr. Sonabend: (i) a cash fee of $10,000 and (ii) an option to purchase 10,000 shares of PVI common stock (up to a maximum of 60,000 shares), for each full month in which he serves as interim co-Chief Executive Officer (subject to pro-ration for any shorter period) retroactive to November 8, 2001, the date on which he began serving in such capacity. Also effective November 2001, Mr. Sonabend was hired to serve as Corporate Vice President to Publicidad. Pursuant to an agreement among Publicidad, PVI and Mr. Sonabend, during the term of his employment, he will receive an initial base salary of $175,000, subject to guaranteed increases of $25,000 on each of the first three anniversaries of his date of employment. In the event that his term of employment is extended beyond four years, a new base salary will be negotiated. In addition, Mr. Sonabend is entitled to receive an option to purchase 50,000 shares of PVI common stock, and shall be entitled to receive (subject to continued employment) an option to purchase 75,000 shares of PVI common on each of the first three anniversaries of his date of employment. In the event Mr. Sonabend's employment is terminated without cause, or Mr. Sonabend terminates his employment for a good reason (e.g., detrimental change in the nature or scope of his employment or duties), he shall be entitled to receive his then current salary for the greater of (i) six months or (ii) the remainder of the term.



         Effective February 2, 2001, PVI and Mr. Epstein entered into an employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. Epstein. Pursuant to the employment agreement, Mr. Epstein's base salary is $180,000 per year, subject to increases at the discretion of the Board of Directors. Mr. Epstein is eligible for an annual bonus based on performance measures determined by the Compensation Committee of the Board of Directors. In the event Mr. Epstein's employment is terminated by PVI without cause, or Mr. Epstein terminates his employment for good cause, e.g. detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period of six months; provided, however, that if Mr. Epstein's employment is so terminated prior to February 2, 2003, he shall be entitled to receive his then current salary until the later of (i) the one year anniversary of the effective date of the termination of his employment or (ii) February 2, 2003.


         Effective February 2, 2001, PVI and Mr. McCleery entered into an amended and restated employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. McCleery. Pursuant to such agreement, Mr. McCleery's base salary is $200,000 per year, subject to increases at the discretion of the Board of Directors. Mr. McCleery is eligible for an annual bonus based on performance measures determined by the Compensation Committee of the Board of Directors. In the event Mr. McCleery's employment is terminated by PVI without cause, or Mr. McCleery terminates his employment for good cause, e.g. detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of two years following the termination or the balance of the term; provided, however, that if Mr. McCleery's employment is so terminated prior to February 2, 2003, he shall be entitled to receive his then current salary until the later of (i) the two year anniversary of the effective date of the termination of his employment or (ii) February 2, 2003.


         In November 1998, PVI and Mr. Wilkinson entered into a three-year employment agreement that provided for automatic renewal for three year periods and permitted us to terminate the agreement upon 90 days' prior notice to Mr. Wilkinson. Pursuant to the employment agreement, Mr. Wilkinson's base salary was $275,000 per year, subject to an increase of $25,000 per year at the discretion of the Board of Directors. In addition, Mr. Wilkinson was eligible to receive a bonus of $25,000 at the end of each year based on performance measures determined by the Board of Directors. In accord with the provisions of the agreement, in each of December 1999 and December 2000 the Board of Directors approved a $25,000 increase in Mr. Wilkinson's base salary effective November 1999 and November 2000 respectively, and on November 8, 2001, the date of resignation, Mr. Wilkinson's base salary was $325,000. The terms of Mr. Wilkinson's employment agreement provided for severance in the event that his employment was terminated without cause. Pursuant to the severance provisions of his employment agreement, we paid $46,875 to Mr. Wilkinson, and $1,488 to maintain his medical insurance, during the transition period.

         In addition to provisions in the above-described employment agreements with Messrs. Williams, Epstein, McCleery and Wilkinson requiring each of the individuals to maintain the confidentiality of our company's information and assign inventions to PVI, such executive officers have agreed that during the terms of their employment agreements and for two years thereafter, they will not compete with us by engaging in any capacity in any business which is competitive with the business of PVI.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The persons who served as members of the Compensation Committee of the Board of Directors during the six-month period ended December 31, 2001 were Enrique F. Senior (who resigned effective October 7, 2001), John B. Torkelsen, Donald P. Garber, Lawrence Lucchino and Wilt Hildenbrand. None of the members of the Compensation Committee was an officer, former officer or employee of PVI.

401(k) Plan

         We have adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering our employees. Pursuant to the 401(k) Plan, employees may elect to defer up to the lesser of: (i) 20% of their annual compensation each year; or (ii) the statutorily prescribed annual limit ($11,000 in 2002), and have the deferred amount contributed to the 401(k) Plan. We will match 50% of an employee's elective deferral contributions with an equal amount of our common stock, up to a maximum annual match of 2.5% of the employee's compensation earned while his or her deferral agreement is in effect. Contributions by both PVI and employees to the Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan that are attributable to participants' elective deferral contributions in designated investment options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There were, as of April 1, 2002, 359 holders of record of our common stock. The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2002 except as otherwise set forth below, (i) by each person who is known to PVI to beneficially own more than 5% of our common stock, (ii) by each current director, (iii) by each Named Officer, and (iv) by all current directors and executive officers as a group.

                                                                                           Common Stock Beneficially
                                                                                                  Owned (1)
                                                                                           -------------------------

   Name of Beneficial Owner                                                                  Number         Percent
   ------------------------                                                                  ------         -------
   PVI Holding, LLC (2)...........................................................         16,794,207        53.80%
   c/o Cablevision Systems Corporation
   1111 Stewart Avenue
   Bethpage, NY  11714

   Presencia en Medios, S.A. de C.V. (3)..........................................          5,460,935        27.31%
   Paseo de las Palmas
   No. 735, desp. 206
   11000 Mexico, DF

   Allen & Company Incorporated (4)...............................................          1,532,830        7.79%
   Allen Holding Inc.
   Herbert A. Allen
   711 Fifth Avenue
   New York, NY  10020

   Brown F Williams (5)...........................................................            624,986        3.31%
   c/o Princeton Video Image, Inc.
   15 Princess Road
   Lawrenceville, NJ  08648

   Lawrence J. Burian (6).........................................................              5,814           *
   c/o Cablevision Systems Corporation
   1111 Stewart Avenue
   Bethpage, NY  11714

   Donald P. Garber (7)...........................................................             28,333           *
   c/o Major League Soccer
   110 East 42nd Street
   10th Floor
   New York, NY  10017

   Wilt Hildenbrand (8)...........................................................             11,666           *
   c/o Cablevision Systems Corporation
   1111 Stewart Avenue
   Bethpage, NY  11714-3581

                                                                                           Common Stock Beneficially
                                                                                                  Owned (1)
                                                                                           -------------------------

   Name of Beneficial Owner                                                                  Number         Percent
   ------------------------                                                                  ------         -------
   Lawrence Lucchino (9)..........................................................          128,333            *
   7979 Ivanhoe Avenue
   Suite 540
   La Jolla, CA  92037

   Jerome J. Pomerance (10).......................................................          208,175         1.13%
   c/o J.J. Pomerance & Co.
   730 Third Avenue
   Suite 4602
   New York, NY  10017

   Emilio Romano (11).............................................................           21,666            *
   c/o Presencia en Medios. S.A. de C.V
   Paseo de las Palmas
   No. 735, desp. 206
   Mexico, D.F. 11000

   Jaime Serra (12)...............................................................            6,666            *
   c/o Presencia en Medios. S.A. de C.V.
   Paseo de las Palmas
   No. 735, desp. 206
   Mexico, D.F. 11000

   Eduardo Sitt(13)...............................................................           48,333            *
   c/o Presencia en Medios, S.A. de C.V
   Paseo de las Palmas
   No. 735, desp. 206
   Mexico, D.F. 11000

   John B. Torkelsen (14).........................................................          110,768            *
   c/o Acorn Technology Fund, L.P.
   5 Vaughn Drive
   Princeton, NJ  08540

   David Sitt (15)................................................................           30,000            *
   c/o Publicidad Virtual, S.A. de C.V.
   Paseo de los Laureles 458-301
   Bosques de las Lomas
   Mexico, D.F. 05120

                                                                                           Common Stock Beneficially
                                                                                                  Owned (1)
                                                                                           -------------------------

   Name of Beneficial Owner                                                                  Number         Percent
   ------------------------                                                                  ------         -------
   Roberto Sonabend (16)..........................................................           30,000          *
   c/o Publicidad Virtual, S.A. de C.V.
   Paseo de los Laureles 458-301
   Bosques de las Lomas
   Mexico, D.F. 05120

   Lawrence L. Epstein (17).......................................................           72,081          *
   c/o Princeton Video Image, Inc.
   15 Princess Road
   Lawrenceville, NJ  08648

   Samuel A. McCleery (18)........................................................          185,650       1.00%
   c/o Princeton Video Image, Inc.
   15 Princess Road
   Lawrenceville, NJ  08648

   Dennis P. Wilkinson (19).......................................................            3,333          *
   1122 Wyndon Avenue
   Bryn Mawr, PA  19010

   All directors and executive officers as a......................................        1,685,979       7.91%
   group (17 persons) (20)

-----------
*       Less than one percent

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

         Applicable percentage of ownership is based on 18,422,476 shares of common stock outstanding as of April 1, 2002.

(2) Includes 4,000,000 shares of common stock held of record by PVI Holding, the indirect wholly-owned subsidiary of Cablevision, and Cablevision may be deemed the beneficial owner of the shares of our common stock owned by PVI Holding. Also includes warrants to purchase 12,794,206.537 shares of common stock. The warrants are exercisable for three years from September 20, 2001 at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively.

(3) Includes 1,344,743 shares of common stock and 585,412 shares of common stock underlying warrants that were exercisable within 60 days of April 1, 2002. Includes 2,544,435 shares of common stock and warrants to purchase 959,100 shares of common stock that were exercisable within 60 days of April 1, 2002, which are held by Presence in Media LLC, of which Presencia owns directly or indirectly 100% interest. Does not include shares of common stock held directly by officers, directors or employees of Presencia. Of the warrants beneficially held by Presencia, the exercise price is $8.00 per share (198,979 shares), $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively (500,000 shares) and within the range of $2.31 to $12.12 per share (845,532 shares). The warrants expire on April 15, 2004 (153,767 shares), March 28, 2006 (24,000 shares), September 20,
         2004 (500,000 shares), and at various times between December 16, 2002 and January 1, 2007 (866,745 shares).

(4) Includes 174,604 shares of common stock and 1,358,226 shares of common stock underlying currently exercisable warrants. Does not include shares of common stock held by Allen & Co. in its capacity as a market maker or shares of common stock held directly by certain officers, directors or employees of Allen & Co. Allen Holding Inc., the holder of all of the outstanding stock of Allen & Co., and Herbert A. Allen, the controlling stockholder of Allen Holding Inc., may be deemed, consistent with applicable rules, the beneficial owner of the securities held by Allen & Co. Of the warrants held by Allen & Co., the exercise price is $8.00 per share (478,226 shares), $8.40 per share (380,000 shares), $2.31 per share (100,000 shares), $3.91 per share
         (100,000 shares) and $6.05 per share (200,000 shares), respectively. The warrants expire on April 15, 2004 (450,000 shares), February 9, 2006 (28,226 shares), December 19, 2002 (380,000 shares), December 20,
         2005 (100,000 shares), September 20, 2006 (100,000 shares) and October 22, 2006 (200,000 shares), respectively.

(5) Includes 21,840 shares of common stock held by Mr. Williams as custodian for Bronwyn Williams, his minor daughter. Also includes 149,535 shares of common stock and 453,611 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 104,166 shares exercisable at $4.38 per share expire on February 1, 2011; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; options for 8,333 shares exercisable at $5.05 per share expire on July 1, 2011; options for 200,000 shares exercisable at $3.22 per share expire on September 20, 2011; and options for 111,112 shares exercisable at $2.59 per share expire on November 8, 2011. Does not include 5,000, 13,541 and 2,200 shares of common stock owned by Mr. Williams' brother, Mr. Williams' adult daughter, and a trust of which Mr. Williams' mother is a beneficiary, respectively. Mr. Williams disclaims beneficial ownership of the shares of common stock that are held by him as custodian for his minor daughter.

(6) Includes 100 shares of common stock and 5,714 shares of common stock underlying options granted to Mr. Burian that were exercisable within 60 days of April 1, 2002. These options are exercisable at $2.59 per share and expire on November 8, 2011.

(7) Includes 28,333 shares of common stock underlying options granted to Mr. Garber that were exercisable within 60 days of April 1, 2002. Of these, options for 10,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 8,333 shares exercisable at $5.05 per share expire on July 1, 2011.

(8) Includes 13,333 shares of common stock underlying options granted to Mr. Hildenbrand that were exercisable within 60 days of April 1, 2002. These options are exercisable at $5.05 per share and expire on July 1, 2011.

(9) Includes 80,000 shares of common stock underlying options owned by LL Sports Inc. that were exercisable within 60 days of April 1, 2002. Mr. Lucchino controls LL Sports Inc. These options are exercisable at $8.00 per share and expire on January 1, 2004. Also includes 48,333 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 8,333 shares exercisable at $5.05 per share expire on July 1, 2011.

(10) Includes 20,000 shares of common stock owned by J.J. Pomerance & Co., Inc. of which Mr. Pomerance is the President. Also includes 129,842 shares of common stock and 58,333 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; options for 10,000 shares exercisable at $4.38 per share expire on July 29, 2003; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 8,333 shares exercisable at $5.05 per share expire on July 1, 2011.

(11) Includes 21,666 shares of common stock underlying options granted to Mr. Romano that were exercisable within 60 days of April 1, 2002. Of these options for 6,666 shares exercisable at $2.99 per share expire on September 20, 2011; options for 5,000 shares exercisable at $2.22 per share expire on January 10, 2012; options for 5,000 shares exercisable at $1.51 per share expire on February 10, 2012; and options for 5,000 shares exercisable at $1.77 per share expire on March 10, 2012. Mr. Romano is a member of the Board of Directors of Presencia. Mr. Romano disclaims beneficial ownership of any securities of PVI held by Presencia.

(12) Includes 6,666 shares of common stock underlying options granted to Mr. Serra that were exercisable within 60 days of April 1, 2002. These options are exercisable at $2.99 per share and expire on July 1, 2011. Mr. Serra is a member of the Board of Directors of Presencia. Mr. Serra disclaims beneficial ownership of any securities of PVI held by Presencia.

(13) Includes 48,333 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 8,333 shares exercisable at $5.05 per share expire on July 1, 2011. Mr. Sitt is the Chairman of the Board and President of Presencia. Mr. Sitt disclaims beneficial ownership of any securities of PVI held by Presencia.


(14) Includes 7,321 shares of common stock owned by Pamela R. Torkelsen, Mr. Torkelsen's wife. Also includes 6,914 shares of common stock and 48,200 shares of common stock underlying currently exercisable warrants owned by Princeton Valuation Consultants, L.L.C., a company of which Mr. Torkelsen's wife is the sole manager and majority owner. Includes 48,333 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Of these, options for 20,000 shares exercisable at $4.69 per share expire on September 30, 2009; options for 10,000 shares exercisable at $4.38 per share expire on September 3, 2002; options for 10,000 shares exercisable at $4.38 per share expire on August 3, 2010; and options for 8,333 shares exercisable at $5.05 per share expire on July 1, 2011. Mr. Torkelsen disclaims beneficial ownership of the shares of common stock that are owned by Mrs. Torkelsen and Princeton Valuation Consultants, L.L.C. Of the warrants held by Princeton Valuation Consultants, the exercise price is $8.00 per share (28,200 shares) and $4.50 per share (20,000 shares), respectively. The warrants expire on September 3, 2005 (26,000 shares) and April 29, 2004 (22,200 shares), respectively.


(15) Includes 30,000 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Of these, options for 10,000 shares exercisable at $2.22 per share expire on January 10, 2012; options for 10,000 shares exercisable at $1.51 per share expire on February 10, 2012; and options for 10,000 shares exercisable at $1.77 per share expire on March 10, 2012.

(16) Includes 30,000 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Of these, options for 10,000 shares exercisable at $2.22 per share expire on January 10, 2012; options for 10,000 shares exercisable at $1.51 per share expire on February 10, 2012; and options for 10,000 shares exercisable at $1.77 per share expire on March 10, 2012.

(17) Includes 72,081 shares of common stock underlying options granted to Mr. Epstein that were exercisable within 60 days of April 1, 2002. Of these, options for 16,528 shares exercisable at $1.58 per share expire on December 14, 2010; options for 45,831 shares exercisable at $4.38 per share expire on February 1, 2011; and options for 9,722 shares exercisable at $4.78 per share expire on October 28, 2011.

(18) Includes 1,228 shares of common stock, 47,200 shares of common stock underlying currently exercisable warrants and 137,822 shares of common stock underlying options granted to Mr. McCleery that were exercisable within 60 days of April 1, 2002. Of these, options for 20,000 shares exercisable at $2.50 per share expire on September 3, 2007; options for 16,528 shares exercisable at $1.58 per share expire on December 14, 2010; options for 20,833 shares exercisable at $4.38 per share expire on February 1, 2011; options for 75,000 shares exercisable at $3.22 per share expire on September 20, 2011; and options for 4,861 shares exercisable at $4.78 per share expire on October 28, 2011. The exercise price of the warrants is $8.00 per share. The warrants expire on November 3, 2003 (13,600 shares), September 15, 2003 (20,000 shares)
         and November 4, 2004 (13,600 shares), respectively.

(19) Includes 3,333 shares of common stock underlying options granted to Mr. Wilkinson that were exercisable within 60 days of April 1, 2002. These options are exercisable at $5.05 per share and expire on July 1, 2011.

(20) Includes 319,405 shares of common stock, and 95,400 shares of common stock underlying warrants. Includes 1,211,766 shares of common stock underlying options that were exercisable within 60 days of April 1, 2002. Does not include securities beneficially owned by Dennis Wilkinson, who resigned November 8, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Cablevision

         In February 2001, we entered into a stock and warrant purchase agreement with PVI Holding, the indirect wholly owned subsidiary of Cablevision. The transaction contemplated by the stock and warrant purchase agreement (the "Cablevision Transaction") was completed in two parts. At the first closing under the agreement held in February 2001, PVI Holding purchased 2,007,909 shares of our common stock for approximately $5 million. At the second closing under the agreement held in September 2001, PVI Holding purchased an additional 1,992,091 shares of our common stock and warrants to purchase 11,471,908 shares of our common stock for an aggregate purchase price of approximately $5 million. The number of shares underlying PVI Holding's warrant was subsequently adjusted upward in November 2001 and April 2002 to 12,794,206.537 shares. If we issue securities in the future, PVI Holding will have the preemptive right to purchase sufficient shares of our common stock to maintain its percentage of ownership as of the date of exercise. For so long as PVI Holding beneficially owns at least 75% of its original investment, it has the right to designate one director to our Board.


         PVI and Cablevision executed a license agreement in February 2001, which grants Cablevision and its affiliates the right to use our L-VIS(R) System and related proprietary rights in its businesses. Under the terms of the agreement, we received advance payments of $2.5 million and $5 million in February and September 2001, respectively. The license agreement provides that we will receive royalties based on Cablevision's revenues from use of the L-VIS(R) System, an equipment fee equal to our direct costs of manufacturing each L-VIS(R) System we provide under the license and enhancement fees for electronic insertions for which Cablevision does not receive revenues based on our direct costs of providing such insertions. The royalties and other payments due to PVI under the license agreement are creditable against the advance payment. If PVI terminates the license for any reason, the unused portion of the advance payment and the undepreciated value of the equipment are refundable to Cablevision.


         We also entered into a joint collaboration and license agreement with Cablevision in February 2001, pursuant to which we work together to develop technology to promote interactive use of and targeted advertising in video delivery systems at various points in the distribution system. In furtherance of the agreement, PVI and Cablevision are cross-licensing to each other, on a non-exclusive basis, our current technologies for use in the development phase of the project. For products and technology developed under the agreement and which relate to interactive and enhancement products specifically for use with television distribution, Cablevision will pay us a royalty based on related revenues. We received a license to use, commercialize and sub-license and Cablevision received a license to use any technology and products developed under the joint collaboration and license agreement.

         In addition, pursuant to the terms of a registration rights agreement, PVI Holding was granted "piggyback" registration rights to participate in other registrations of our securities which we may undertake, and the right to demand registration of its securities for resale under the Securities Act of 1933 on six occasions. Such registration rights are subject to certain notice requirements, timing restrictions and volume limitations that may be imposed by the underwriter of an offering. In addition, PVI Holding has the option to adopt, in lieu of these registration rights, the registration rights granted to any other person in the future by PVI.

Presencia

         In December 2000, we entered into a reorganization agreement with Presencia and certain of its affiliates, which agreement was later amended on February 4, 2001. On September 20, 2001 we completed the transaction contemplated by the reorganization agreement (the "Presencia Transaction"), in accordance with which Presencia and its affiliates sold their shares of Publicidad to us and our affiliate Princeton Video Image Latin America, LLC, and Publicidad became our wholly-owned, indirect subsidiary. In consideration for the shares of Publicidad capital stock, we issued to Presencia and its affiliate Presence in Media LLC an aggregate of 2,678,353 shares of our common stock and warrants to purchase an aggregate of 1,036,825 shares of our common stock. In addition, Presencia received warrants to purchase 500,000 shares of our common stock as partial consideration for waiving the participation rights granted to it under the reorganization agreement with respect to the issuance of securities in connection with the Cablevision Transaction. In November 2001, Presencia invested an additional $2 million to buy 615,385 shares of PVI common stock at $3.25 per share.

         Pursuant to the terms of the reorganization agreement, Presencia has the right to designate a maximum of three directors to our Board. In addition, under the terms of an agreement entered into in connection with the reorganization agreement, Presencia will receive additional compensation for consulting services and incentives based on Publicidad's future performance. Further, pursuant to the terms of a registration rights agreement entered into in connection with the Presencia Transaction, Presencia and certain of its affiliates were granted "piggyback" registration rights to participate in other registrations of our securities which we may undertake, and the right to demand registration of their securities for resale under the Securities Act of 1933 on five occasions. Such registration rights are subject to certain notice requirements, timing restrictions and volume limitations that may be imposed by the underwriter of an offering.

         In September 2001, Publicidad entered into a consulting services agreement with Presencia, the term of which will extend through December 31, 2004. Pursuant to the consultant services agreement, Presencia will provide consulting services to Publicidad and is to receive compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's annual adjusted operating cash flow, as defined in the agreement. The consultant service agreement will renew automatically for one-year periods after the expiration of the initial term; however, the only fee payable after the expiration of the initial term is the commission override fee.

         Eduardo Sitt, a member of a Board of Directors, is a principal stockholder and President of Presencia. David Sitt and Roberto Sonabend are also stockholders of Presencia.

Allen & Co.

         Allen & Co, one of our principal stockholders, furnished financial advisory services to us from time to time. On June 14, 2000, we entered into an agreement with Allen & Co., which was amended as of December 20, 2000, pursuant to which Allen & Co. would act as one of our financial advisors in connection with certain stock purchase transactions, including the December 2000 transaction with Presencia (the "Presencia Transaction"). See "Certain Relationships and Related Transactions - Presencia". In July 2001, we issued to Allen & Co. a warrant to purchase 100,000 shares of our common stock at $2.3065 as consideration for its issuance of a fairness opinion in connection with the Presencia Transaction. This warrant was issued with an expiration date of December 20, 2005, or five years from the issuance date of their fairness opinion. On September 20, 2001, Allen & Co. received a warrant to purchase an additional 100,000 shares of our common stock at $3.91 in connection with the completion of the Presencia Transaction. See "Certain Relationships and Related Transactions - Presencia." We granted to Allen & Co. registration rights that, subject to certain conditions and limitations, give Allen & Co. the one-time right, commencing October 20, 2000 (200,000 shares), December 20, 2000 (100,000 shares) and September 20, 2001 (100,000 shares), to require us to register not less than 50% of such shares.

Dasi

         Publicidad's personnel are provided by Consultares Asociados Dasi, S.C., a Mexican service company, of which David Sitt, one of our interim co-Chief Executive Officers, is a principal stockholder. Publicidad reimburses Dasi the amount that Dasi pays in salaries, taxes, and other costs associated with the employment of the individuals providing services to Publicidad. No additional service charge or commission is charged for Dasi's services.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRINCETON VIDEO IMAGE, INC.

                                      By: /s/ Brown F Williams
                                         ---------------------------------------
                                         Brown F Williams
                                         Chairman of the Board
                                         Date: April 30, 2002