Form 10-Q
period 2002-03-31
PRINCETON VIDEO IMAGE INC
filed 2002-05-15
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The aggregate number of shares of the issuer's common stock outstanding on May 3, 2002 was 18,422,476.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                               March 31          December 31,
                                                                2002                 2001
                                                             ------------       ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                 $  3,620,761       $  8,360,353
   Restricted securities held to maturity                          63,476             63,476
   Accounts receivable                                          1,875,574          2,298,897
   License rights                                                      --             50,000
   Prepaid airtime                                              2,105,775          2,713,533
   Other current assets                                           862,438            887,795
                                                             ------------       ------------
            Total current assets                                8,528,024         14,374,054
Property and equipment, net                                     2,603,241          2,856,733
Patents, net                                                    1,276,391            527,682
Identifiable intangibles, net                                   4,228,334          3,024,167
Goodwill                                                        6,810,989          5,339,244
Investment in/Advances to Revolution Company LLC                  503,715            567,795
Severance fund for subsidiary employee rights                     142,717                 --
Cablevision deferred revenue credit                             4,323,006          4,350,261
Other assets                                                      186,215            180,392
                                                             ------------       ------------
                 Total assets                                $ 28,602,632       $ 31,220,328
                                                             ============       ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                     $  5,557,014       $  5,999,393
   Accounts payable to television networks                      2,712,365          4,360,372
   Advertising and production advances                            961,428                 --
   Notes payable                                                1,110,001          1,090,608
   Payable to Presencia                                           483,202            637,465
   Unearned revenue                                               192,583            179,436
                                                             ------------       ------------
            Total current liabilities                          11,016,593         12,267,274
Unearned revenue                                                  239,340            184,833
Cablevision advance payments                                    7,453,008          7,500,000
Other liabilities                                                 211,757             42,511
                                                             ------------       ------------
            Total liabilities                                  18,920,698         19,994,618
                                                             ------------       ------------

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                 March 31          December 31,
                                                                                                  2002                 2001
                                                                                               ------------       ------------
Commitments and contingencies:
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized, issued and outstanding 11,363 shares at December 31, 2001 and March 31, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)            79,518             78,751
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized, issued and outstanding 12,834 shares at December 31, 2001 and March 31, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)            95,925             94,963
                                                                                               ------------       ------------
            Total redeemable preferred stock                                                        175,443            173,714

Stockholders' Equity:
   Common stock, $.001 par value, authorized 60,000,000 shares; 17,130,865 and
     18,422,476 shares issued and outstanding, net of 279,366 treasury
     shares at par at December 31, 2001 and March 31, 2002, respectively                             18,423             17,131
   Additional paid-in capital                                                                    83,912,314         80,488,924
       Deferred compensation                                                                        (40,964)           (81,926)
       Other comprehensive income (loss)                                                             24,474             23,542
   Accumulated deficit                                                                          (74,407,756)       (69,395,675)
                                                                                               ------------       ------------
            Total stockholders' equity                                                            9,506,491         11,051,996
                                                                                               ------------       ------------
                 Total liabilities, redeemable preferred stock,
                 and stockholders' equity                                                      $ 28,602,632       $ 31,220,328
                                                                                               ============       ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          For the three months ended
                                                                   March 31,
                                                        -------------------------------
                                                             2002               2001
                                                        ------------       ------------
     Royalties and license fees                         $    149,665       $    727,410
     Advertising and production revenue                    1,280,698            290,250
                                                        ------------       ------------
                 Total revenue                             1,430,363          1,017,660
     Costs and expenses:
        Sales and marketing                                1,788,964            833,356
        Product development                                  959,658            770,635
        Field operations and support                       1,474,404          1,289,266
        General and administrative                         1,856,620          1,391,095
        Severance and other charges                          245,500                 --
                                                        ------------       ------------
                 Total costs and expenses                  6,325,146          4,284,352
     Operating loss                                       (4,894,783)        (3,266,692)
        Other income, net                                      4,051            319,038
        Losses from equity investment                        (74,883)           (61,500)
        Minority interest                                         --             77,469
                                                        ------------       ------------
     Net loss before income taxes                         (4,965,615)        (2,931,685)
        Income taxes                                         (46,466)                --
                                                        ------------       ------------
     Net loss                                             (5,012,081)        (2,931,685)
        Accretion of preferred stock dividends                (1,730)            (1,730)
                                                        ------------       ------------
     Net loss applicable to common stock                $ (5,013,811)      $ (2,933,415)
                                                        ============       ============

     Basic and diluted net loss per share               ($      0.29)      ($      0.27)
                                                        ============       ============
     Weighted average number of shares of
            common stock outstanding                      17,346,134         11,045,142
                                                        ============       ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 For the three months ended
                                                                                          March 31,
                                                                               -------------------------------
                                                                                    2002               2001
                                                                               ------------       ------------
Cash flows from operating activities:
   Net loss                                                                    $ (5,012,081)      $ (2,931,685)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
              Amortization of unearned revenue                                      (68,269)           (86,225)
              Depreciation expense                                                  468,248            432,583
              Amortization of intangibles/license rights                            258,082            180,686
              Amortization of deferred compensation                                  40,962                 --
              Non-cash charges associated with stock and option grants               84,973             22,377
              Non-cash interest from related party notes                                 --           (249,301)
              Losses from equity investments                                         74,883             61,500
              Minority interest                                                          --            (77,469)
      Changes in assets and liabilities (net of effects of acquisitions):
                   Trade accounts receivable                                        526,125            306,592
                   Prepaid airtime from Televisa                                    649,864                 --
                   Other current assets                                              90,086            277,875
                   Cablevision deferred revenue credit and deferred
                     royalty payment, net                                            27,255          1,362,822
                   Other assets                                                      (5,823)           442,856
                   Accounts payable and accrued expenses                           (891,746)        (1,317,759)
                   Accounts payable to television networks                       (1,680,902)                --
                   Advertising and production advances                              952,419                 --
                   Unearned revenue                                                  88,931            168,550
                   Payable to Presencia                                            (151,913)                --
                   Other liabilities                                                (13,472)           (60,109)
                                                                               ------------       ------------
                   Net cash used in operating activities                         (4,562,378)        (1,466,707)
                                                                               ------------       ------------

Cash flows from investing activities:
   Investment in/Advances to Revolution Company LLC                                 (10,803)
   Acquisition costs                                                                (37,275)          (539,167)
   Purchases of property and equipment                                              (74,597)          (110,114)
   Increase in patents                                                              (20,958)            (7,193)
                                                                               ------------       ------------
                 Net cash used in investing activities                             (143,633)          (656,474)
                                                                               ------------       ------------

Cash flows from financing activities:
   Proceeds from sales of common stock, net                                              --          6,158,890
   Proceeds from option exercises                                                     5,705                 --
   Cash received from related party notes receivable                                     --             17,367
                                                                               ------------       ------------
              Net cash provided by financing activities                               5,705          6,176,257
                                                                               ------------       ------------

              Net increase (decrease) in cash and cash equivalents               (4,700,306)         4,053,076
Foreign exchange impact on cash                                                     (39,286)             3,858
Cash and cash equivalents at beginning of period                                  8,360,353          2,418,937
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $  3,620,761       $  6,475,871
                                                                               ============       ============

Supplemental cash flow information:
     Fair value of warrants/stock issued for acquisition of SciDel             $  3,335,733       $         --
     Non-cash acquisition costs for SciDel                                     $    384,725       $         --

          See accompanying notes to consolidated financial statements.

Part I - Financial Information
Item 1   Financial Statements

[INSERT FINANCIAL STATEMENTS]

PRINCETON VIDEO IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

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

We market our systems on a worldwide basis through licensing and royalty agreements, through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), which is headquartered in Belgium and through our wholly-owned subsidiaries, Publicidad Virtual, S.A. de C.V. ("Publicidad") headquartered in Mexico City, Mexico and, as of March 26, 2002, Princeton Video Image Israel, Ltd. ("PVI Israel") headquartered in Ra'ananna, Israel.

The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. Reference should be made to our audited financial statements for the six month transition period ended December 31, 2001 including the footnotes thereto, included in our Annual Report on Form 10-K/A for the same period. In the opinion of our management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

We are subject to a number of risks common to companies in similar states of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, and the need to raise additional funds to support our business operations. Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $5.0 million and $7.0 million for the three months ended March 31, 2002 and for the six months ended December 31, 2001, respectively. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2001, as amended, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our stockholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate or satisfy our liabilities, planned operations may be scaled back or terminated. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to continue or expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our management is in the process of seeking additional financing through a variety of options including equity or debt financing with financial institutions or strategic investors. There is no assurance, however, that any such transactions will be completed, or if they are completed, that they will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations.

2. PER SHARE DATA

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires the presentation of basic and diluted per share amounts. Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 20,050,213 and 4,455,629 shares of common stock that were outstanding at March 31, 2002 and 2001, respectively, were not included in diluted per share calculations, as their effect would be antidilutive. In addition, the accretion of preferred dividends which could be paid out in common stock was not material for the periods presented.

3. NEW PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides accounting and reporting requirements for the impairment of all long-lived assets (including discontinued operations) and it also extends the reporting requirements for discontinued operations of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to all components of an entity. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. We adopted SFAS No. 144 effective January 1, 2002 and it has not had a material impact on our results of operations, financial position or cash flows.

4. CABLEVISION

For the three months ended March 31, 2002 we provided services amounting to approximately $47,000 related to Cablevision. We recorded a reduction in Cablevision advance payments for $47,000 and a corresponding reduction from the deferred revenue credit for $27,000. The net impact to revenue was $20,000.

5. SCIDEL ACQUISITION

On February 27, 2002, we entered into an asset purchase agreement with SciDel Technologies, Ltd., an Israeli corporation, and its subsidiary, SciDel USA Ltd. (collectively "SciDel"). On March 26, 2002, we completed the transaction, whereby Adco Imaging Ltd. ("Adco"), a newly created Israeli wholly-owned subsidiary of PVI, obtained certain assets and liabilities of SciDel. In April 2002, Adco changed its name to Princeton Video Image Israel, Ltd. ("PVI Israel"). SciDel, which has been engaged in the development and marketing of a system that enables television broadcasters and the Internet to integrate advertisements into live and pre-recorded televised sports events, has sold certain of its assets to us and we intend to continue to use the assets for this same purpose. Our purchase included SciDel's patent portfolio, its sales relationships, including existing contracts in Europe, and we have retained its engineers and sales people as our employees. The acquisition, which was a stock-for-assets transaction, was recorded using the purchase method of accounting. The total purchase price of SciDel was $3.8 million and consisted of the following:

Shares of PVI stock                                 1,288,000
PVI average stock price three days before
  and after the acquisition was agreed to          $     1.99
Value of PVI stock issued for the acquisition      $2,560,176
Fair value of warrants issued as
  part of the acquisition (670,500)                   775,557
Acquisition costs                                     422,100
                                                   ----------
                       Total purchase price        $3,757,833
                                                   ==========

The warrants are exercisable at $9.00 per share and have an expiration date five years from the date of acquisition.

A preliminary allocation of the purchase price over the historical book values of the acquired assets and assumed liabilities of SciDel has been made as follows:

Net book value of purchased SciDel assets & liabilities      $  146,088
Fair value adjustments:
  Patents - 10 year life                                        760,000
  Software Technology - 10 year life                          1,130,000
  Customer Relationships - 4 year life                          250,000
  Goodwill - indefinite life                                  1,471,745
                                                             ----------
Total fair value adjustments                                  3,611,745
                                                             ----------
                                                             $3,757,833
                                                             ==========

We may make refinements to the allocation of the purchase price in future periods as the related fair value appraisal of certain assets and liabilities are finalized. The purchase of SciDel has been recorded with an effective date of March 26, 2002.

The following is a proforma summary of the results of operations as if the acquisitions of SciDel and Publicidad had been completed on January 1, 2001:

                                                  For the three months ended
                                             -------------------------------------
                                             March 31, 2002         March 31, 2001
                                             --------------         --------------
Revenues                                      $  1,528,363           $  2,607,002
Net Loss                                      $ (5,503,961)          $ (4,716,807)
Net Loss Applicable to Common Stock           $ (5,505,691)          $ (4,718,537)
Basic and diluted net loss per share
    applicable to common stock                $      (0.30)          $      (0.31)
Weighted average number of shares
     of common stock outstanding                18,419,467             15,011,495

6. SEVERANCE AND OTHER CHARGES:

In February 2002 we recorded approximately $245,000 of additional severance expense as a result of the continued streamlining of our operations in both the United States and Belgium. During the three months ended March 31, 2002, a total of five and nine positions were eliminated in our European and domestic offices, respectively, representing approximately 63% and 13% of the total workforce in the respective regions. The following table displays the activity and balances of the restructuring reserve account from January 1, 2002 to March 31, 2002:

                                                      Type of Cost
                                    ----------------------------------------------------
                                      Employee            Facility
                                     Separations          Closings              Total
                                    -----------           --------           -----------
Balance at January 1, 2002          $   980,983           $ 78,979             1,059,962
Additions                               245,500                 --               245,500
Deductions                             (186,511)           (24,524)             (211,035)
                                    -----------           --------           -----------
Balance at March 31, 2002           $ 1,039,972           $ 54,455           $ 1,094,427
                                    ===========           ========           ===========

Of the total balance remaining in the restructuring reserve, approximately $447,000 will be paid out during the remainder of our fiscal year ending December 31, 2002, with $335,000 and $312,000 being paid out in the fiscal years ending December 31, 2003 and 2004, respectively.

7. EMPLOYEE RIGHTS UPON RETIREMENT

Israeli law requires the payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The calculation of severance pay liability is recorded at each balance sheet date on an undiscounted basis. The balance of approximately $183,000 at March 31, 2002 was included in other liabilities. A corresponding asset, consisting of restricted cash, had a balance of approximately $143,000 at March 31, 2002.

8. ADVERTISING AND PRODUCTION ADVANCES

Advertising and production advances arise from prepayments by and contractual advance billings to advertisers for the use of future virtual airtime. These advances are reduced as airtime is used for virtual insertions.

9. NOTES PAYABLE

Publicidad obtained a short-term loan, denominated in Mexican pesos, from a Mexican bank. The note, which is guaranteed by Presencia en Medios S.A. de C.V. ("Presencia"), bears an interest rate of 10.9%. Proceeds from the loan are being used to fund the installment payments due to Televisa and TV Azteca. The balance of the note payable at March 31, 2002 and December 31, 2001 was $1,110,001 and $1,090,608, respectively. The note, which is payable on May 23, 2002, is expected to be renewed.

10. PAYABLE TO PRESENCIA

As a result of the merger with Publicidad, Publicidad entered into a consulting services agreement with Presencia through December 31, 2004. Pursuant to the agreement, Presencia will render consulting services to Publicidad and receive compensation in the form of a contingent service fee and a commission override fee. The consulting services include guidance, advice and assistance in the development of Publicidad's existing and prospective customers and the development and maintenance of relationships with third parties to accomplish Publicidad's business objectives. The balance payable to Presencia for consulting services received was $483,202 and $637,465, on March 31, 2002 and December 31, 2001, respectively.

11. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of total comprehensive income. Comprehensive losses for the three months ended March 31, 2002 and 2001 was as follows:

                                                  Losses for the three months ended
                                                    March 31,              March 31,
                                                     2002                    2001
                                                  -----------           -----------
Net loss                                          $(5,012,081)          $(2,931,685)
Foreign currency translation adjustments                  932                82,116
Unrealized gain (loss) on investments                                      (127,940)
                                                  -----------           -----------
Comprehensive loss                                $(5,011,149)          $(2,977,509)
                                                  ===========           ===========

12. STOCKHOLDERS' EQUITY

In connection with the asset purchase agreement entered into with SciDel Technologies, Ltd. as described in Note 5, on March 26, 2002 we issued to SciDel Technologies, Ltd. an aggregate of 1,288,000 shares of our common stock and a five year warrant to purchase 670,500 shares of our common stock in exchange for certain assets. The warrant issued to SciDel is exercisable over a five year period at a price of $9.00 per share.

In connection with the Stock and Warrant Purchase Agreement we entered into with Cablevision in 2001, a warrant to purchase 11,471,908 shares of our common stock was issued to PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation. This warrant is exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively. Pursuant to the terms of the warrant, the number of shares purchasable upon exercise of the warrant is automatically adjusted upon any issuance by us of common stock so that the warrant represents the right to purchase the same percentage of outstanding shares before the issuance as after. Accordingly, a warrant adjustment to purchase an additional 894,785 shares of our common stock was made on March 26, 2002, the date of the issuance of 1,288,000 shares of our common stock to SciDel Technologies, Ltd. The warrant issuance to Cablevision had no effect on the consolidated financial statements.

On February 2, 2001, our Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. A total of 1,406,998 options held by employees and members of the Board of Directors were repriced. In accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25", the repriced options are subject to variable accounting and thereby have been adjusted to fair value at March 31, 2002 and 2001. There was no charge to earnings during the three months ended March 31, 2002 or March 31, 2001 because the closing price of our common stock was less than the exercise price of $4.375.

In December 2001, the Compensation Committee of the Board of Directors authorized the issuance of a ten-year option to purchase up to 30,000 shares of common stock to Emilio Romano, a member of our Board of Directors, for services provided under a consulting agreement. Under the terms of the agreement, Mr. Romano will earn an option to purchase 5,000 shares of common stock for each full month of service. Each option grant will be issued on the tenth day of the month following the month of service, be fully exercisable on the date of grant, and at an exercise price equal to the fair market value of our common stock on the date of grant. In accordance with this agreement, Mr. Romano received an option to purchase 5,000 shares of common stock on each of January 10, February 10 and March 10, 2002 at an exercise price of $2.22, $1.51 and $1,77, respectively. Using the Black Scholes valuation method, a charge of $17,619 was recorded for the three months ended March 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the issuance of an option to purchase up to 120,000 shares of common stock to a third party consultant. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service, a per share exercise price of $2.44 and a term of eight years. Using the Black Scholes valuation method, a charge of $30,168 was recorded for the three months ended March 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the extension of the exercise period for an option grant previously issued to a former employee of PVI. This option grant, issued for consulting services, was valued using the Black Scholes valuation method and a charge of $9,509 was recorded for the three months ended March 31, 2002. The options expired, unexercised, in April 2002.

In January 2002, our management authorized the issuance of an option to purchase up to 30,000 shares of common stock to a third party consultant at the rate of 5,000 shares per full month of service. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service and have a term of three years. Using the Black Scholes valuation method, a charge of $22,677 was recorded for the three months ended March 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors approved the creation of a discretionary option pool of 100,000 options, pursuant to the 1993 Amended Stock Option Plan, to be awarded during calendar year 2002, on a discretionary basis, to individuals who are employees or consultants of PVI at the time of grant, in recognition of extraordinary performance or in connection with the execution of an initial or amended employment or consulting agreement. As of March 31, 2002, option grants to issue a total of 32,500 shares of common stock had been awarded from this pool. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each transaction.

In March 2002, the Board of Directors authorized to grant to each of our co-Chief Executive officers ("co-CEO"), an option to purchase 10,000 shares of common stock, up to a maximum of 60,000 options each, for each full calendar month he serves as co-CEO. Each option will be fully vested on the date of grant, have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. As of March 31, 2002, each co-CEO had received options to purchase 30,000 shares of common stock. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each transaction.

13. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate on a worldwide basis in only one industry segment, real-time video imaging. This segment is broken out into geographical regions including the United States, Latin America, Europe and Israel.

Geographic information is as follows:

                                      United States     Latin America         PVI            PVI                       Consolidated
                                           PVI           Publicidad         Europe         Israel     Eliminations        Total
                                      -------------     -------------      ---------       -------    ------------     ------------
THREE MONTHS ENDED MARCH 31, 2002
Revenue from external customers        $   346,380       $ 1,028,731       $  47,152       $ 8,100       $      --     $ 1,430,363
Inter-company revenues                     380,244                --              --            --        (380,244)             --
Operating (loss)                        (3,260,265)       (1,111,372)       (586,296)       (2,472)         65,622      (4,894,783)
                                       -----------       -----------       ---------       -------       ---------     -----------
THREE MONTHS ENDED MARCH 31, 2001                                                               --
Revenue from external customers        $   969,829               $--       $  47,831       $    --       $      --     $ 1,017,660
Inter-company revenues                      15,734                --              --            --         (15,734)             --
Operating (loss)                        (2,737,192)               --        (529,500)           --              --      (3,266,692)
                                       -----------       -----------       ---------       -------       ---------     -----------

14. COMMITMENTS AND CONTINGENCIES

Under Israeli law, PVI Israel is committed to pay royalties to the government of Israel at the rate of 4-6% on the proceeds from the sale of products whose research and development has been supported by the government in the form of grants. The royalty commitment is limited in the aggregate to the amount of the grants, we have received, plus interest.

15. RELATED PARTY TRANSACTIONS:

A member of our Board of Directors, Eduardo Sitt, is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in PVI and is our former joint venture partner. In addition, we have entered into a Reorganization Agreement with Presencia and others pursuant to which we acquired Publicidad, our wholly owned subsidiary. Mr. Eduardo Sitt is the President of Publicidad, our Mexican subsidiary. In September 2001, Publicidad entered into a consulting services agreement with Presencia, the term of which will extend through December 31, 2004. Pursuant to the consultant services agreement, Presencia will provide consulting services to Publicidad and is to receive compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's annual adjusted operating cash flow, as defined in the agreement. The consultant service agreement will renew automatically for one-year periods after the expiration of the initial term; however, the only fee payable after the expiration of the initial term is the commission override fee.

On November 8, 2001, David Sitt and Roberto Sonabend were appointed interim Co-Chief Executive Officers of PVI. Also effective November 2001, David Sitt and Roberto Sonabend were hired to serve as Corporate Vice Presidents of Publicidad. David Sitt and Roberto Sonabend are also stockholders of Presencia.

On September 20, 2001, Emilio Romano was appointed to the Board of Directors as a designee of Presencia. On November 15, 2001, we entered into a consulting agreement whereby Mr. Romano would provide consulting services with respect to our strategic planning and potential business development opportunities. In exchange for these services, Mr. Romano is paid a fee of $10,000 and a ten-year option to purchase 5,000 shares of common stock for each month of service provided. Each option grant is fully vested upon issuance and is priced at the closing market price on the date of grant. The value of the options issued to Mr. Romano was calculated using the Black Scholes method and a compensation charge of $17,619 was recorded for the three months ended March 31, 2002. On February 15, 2002 this consulting agreement was extended for an additional three months, to and including May 15, 2002.

Publicidad's personnel are provided by Consultares Asociados Dasi, S.C. ("DASI"), a Mexican service company, of which David Sitt, one of our interim co-Chief Executive Officers, is a principal stockholder. Publicidad reimburses Dasi the amount that Dasi pays in salaries, taxes, and other costs associated with the employment of the individuals providing services to Publicidad.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in our December 31, 2001 Annual Report on Form 10-K, as amended, which was filed with the Securities and Exchange Commission.

OVERVIEW

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the Live Video Insertion System ("L-VIS(R) System"), an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of March 31, 2002 and December 31, 2001 we had an accumulated deficit of approximately $74,408,000 and $69,396,000, respectively. This deficit is the result of product development expenses incurred in the development and commercialization of the L-VIS System and iPoint, an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur additional losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media services company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under a joint collaboration and license agreement entered into with Cablevision Systems Corporation, we intend to work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution. In order to increase our revenue generating user base and to expand into domestic and international markets, we are marketing our systems on a worldwide basis through licensing and royalty agreements and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe") and our wholly-owned subsidiaries, Publicidad Virtual, S.A. de C.V. ("Publicidad") and, as of March 26, 2002, Princeton Video Image Israel, Ltd.

Our sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS System to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. While purchases of advertising will typically be done through the rights holder or the broadcaster, we hope to create advertiser interest and demand by promoting the L-VIS System directly to potential advertisers as well as third party licensees. Therefore, we expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of the L-VIS System, as well as various factors outside of our control. Such factors may include contractual restrictions on the use of video insertion technology, adverse publicity and news coverage and the inability of third party sales forces to sell L-VIS System advertising.

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED MARCH 31, 2002 TO THE QUARTER ENDED MARCH 31,
2001

REVENUES. Revenues are earned from both advertisers' use of the L-VIS System and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of the L-VIS System outside the United States. Total revenues for the three months ended March 31, 2002 increased 41% to $1,430,363 from $1,017,660 for the three months ended March 31, 2001 primarily due to the acquisition of Publicidad in September 2001. Total royalties and license fees decreased 78% to $149,665 from $727,410 for the three months ended March 31, 2002 and 2001, respectively. Total advertising and production revenue increased 279% to $1,280,698 for the three months ended March 31, 2002 from $290,250 for the three months ended March 31, 2001. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of these fluctuations. Also contributing to the increase in advertising and production revenue was increased activity in soccer and the initial use of our L-VIS System by Cablevision in professional and college hockey games. These increases in revenue were partially offset by reduced advertising revenue from the world feed of Super Bowl XXXVI and the non-renewal of our contract with the Indy Racing League for the 2002 season.

SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the three months ended March 31, 2002 increased 115% to $1,788,964 from $833,356 for the three months ended March 31, 2001. This resulted primarily from our consolidation of Publicidad's sales and marketing expenses which included approximately $687,000 for the purchase of television airtime for the use of virtual advertising in both sports and entertainment programming. Also contributing to the increase was $217,000 of amortization expense related to the value of the intangible assets, including customer and distribution relationships and the Publicidad trade name, acquired in the acquisition of Publicidad. These increases were partially offset by a decrease of approximately $100,000 in fees charged to obtain certain international broadcast and programming rights.

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in product development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 25% to $959,658 for the three months ended March 31, 2002 from $770,635 for the three months ended March 31, 2001. This increase represents a shift of approximately $130,000 in salaries and overhead related to our ongoing engineering process of the L-VIS System as well as the continuing development of the iiPoint software product.

FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of the L-VIS Systems in the field. Total field operations and support costs for the three months ended March 31, 2002 increased 14% to $1,474,404 from $1,289,266 for the three months ended March 31, 2001 primarily due to the inclusion of approximately $308,000 for Publicidad's production costs. This increase was partially offset by approximately $100,000 in savings in our domestic production costs associated with the insertion of the first down line for CBS during the 2001 NFL season. Experience in streamlining our operations resulted in shorter on-site setup time required and the ability to provide our services with a reduced number of personnel.

GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 33% to $1,856,620 for the three months ended March 31, 2002 from $1,391,095 for the three months ended March 31, 2001. This resulted primarily from the inclusion of approximately $390,000 for Publicidad's general and administrative costs. Also contributing to the increase were additional professional fees of approximately $130,000 resulting from tax services provided with respect to our restructuring plans and approximately $70,000 in non-cash compensation charges recorded in relation to the issuance of options for consulting services associated with the restructuring of our business and the promotion and marketing of PVI's technology in the sales community. These increases were partially offset by a reduction of approximately $250,000 in legal fees paid in connection with the protection of our patent portfolio.

SEVERANCE AND OTHER CHARGES. Total severance and other charges increased to $245,500 for the three months ended March 31, 2002 from $ -0- for the three months ended March 31, 2001 as a result of downsizing our workforce both domestically and in Europe in our efforts to reduce costs.

OTHER INCOME. Total net other income decreased 99% to $4,051 for the three months ended March 31, 2002 from $319,038 for the three months ended March 31, 2001 primarily as a result of lower cash balances available for investment and the decrease of interest income recorded on the settlement of the related party notes receivable.

LOSSES FROM EQUITY INVESTMENT. Losses from equity investment increased 22% to $74,883 for the three months ended March 31, 2002 from $61,500 for the three months ended March 31, 2001 as a result of recording our share of the increased total net losses for our investment in the Revolution Company, LLC, which began operations in January 2001.

MINORITY INTEREST. Accumulated losses in PVI Europe have reduced the minority interest to zero as of March 31, 2002.

NET LOSS. As a result of the foregoing factors, our net loss increased 71% to $5,012,081 for the three months ended March 31, 2002 from $2,931,685 for the three months ended March 31, 2001.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting and thereby have been marked to market at March 31, 2002. No compensation charge was recorded during the quarters ended March 31, 2002 or 2001 as the closing price of our common stock on those dates was less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

SEGMENT REPORTING. We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical business units based on office locations including the United States, Latin America, Europe and Israel. Total revenue in the United States decreased from $1.0 million to $345,000 whereas revenue in Latin America increased from $-0- to $1.0 million for the three months ended March 31, 2001 and 2002, respectively. These fluctuations were the result of our acquisition of Publicidad, thus consolidating their revenues as a component of total revenue rather than receiving a royalty on Publicidad's revenues. In addition, revenues were recorded for the first time as a result of our acquisition of PVI Israel in March 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS Systems and iPoint, and operating expenses relating to our field operations and sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license we granted to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) the investment in PVI and the prepayment of license fees by PVI Holding, a subsidiary of Cablevision Systems Corporation, (vi) revenues and license fees relating to use of the L-VIS System, (vii) investment income earned on cash balances and short term investments, and (viii) the sale of a portion of our state net operating loss and research and development tax credits.

As of March 31, 2002, we had cash and cash equivalents of $3,620,761, a decrease of $4,739,592 from the balance at December 31, 2001. Net cash used in operating activities increased to $4,562,378 for the quarter ended March 31, 2002 from $1,466,707 for the quarter ended March 31, 2001 due to several important factors. The primary cause was an increase in net losses of approximately $2.1 million. A second significant factor was the inflow of cash from PVI Holding, LLC for prepaid royalties, net of a deferred revenue credit of approximately $1.3 million during the three months ended March 31, 2001 with no corresponding transaction in the three months ended March 31, 2002. Also contributing to the decrease in cash was a reduction in our accounts payable balance of approximately $425,000 as payments were made for professional and other fees which had been accrued throughout the negotiations of the Cablevision transaction and the acquisition of Publicidad and became due after the closing of the deals. These were partially offset by an increase in our accounts receivable balance of approximately $220,000.

Net cash used in investing activities decreased to $143,633 for the quarter ended March 31, 2002 from $656,474 for the quarter ended March 31, 2001 as a result of the reduction of approximately $500,000 in merger costs related to the acquisition of Publicidad which closed in September 2001.

Net cash proceeds from financing activities decreased to $5,705 for the quarter ended March 31, 2002 from $6,176,257 for the quarter ended March 31, 2001. In February 2001 we recorded net receipts of approximately $6.0 million from Cablevision for their investment in our common stock and warrants with no corresponding investment during the three months ended March 31, 2002.

FINANCIAL CONDITION

Total assets decreased $2.6 million, or 8%, to $28.6 million at March 31, 2002 from $31.2 million at December 31, 2001. This decrease was primarily due to lowered cash balances of approximately $4.7 million resulting from our use of cash in operations. Also contributing to the decrease was a reduction in prepaid airtime of approximately $600,000 due to the timing of payments and the use of the purchased broadcast rights in Mexico. These decreases were partially offset by an increase in identifiable intangibles and goodwill totaling approximately $3.6 million as a result of the acquisition of SciDel in March 2002.

Total liabilities decreased $1.1 million, or 5%, to $18.9 million at March 31, 2002 from $20.0 million at December 31, 2001 resulting primarily from a reduction in the balance of accounts payable to vendors and television networks of $2.0 million. In addition, professional fees related to the Cablevision and Publicidad transactions which had accumulated prior to the closing of the transactions were paid out during the three months ended March 31, 2002.

Total stockholders' equity decreased $1.5 million, or 14%, to $9.5 million at March 31, 2002 from $11.1 million at December 31, 2001 primarily as a result of net losses from continuing operations. This decrease was partially offset by the increase in additional-paid-in-capital as a result of the issuance of 1.3 million shares of our common stock in the SciDel acquisition.

Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $5.0 million for the three months ended March 31, 2002. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2001, as amended, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our shareholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate or satisfy our liabilities, planned operations may be scaled back or terminated. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to continue or expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our management is in the process of seeking additional financing through a variety of options including equity or debt financing with financial institutions or strategic investors. There is no assurance, however, that any such transactions will be completed, or if they are completed, that they will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations.

Our common stock is quoted on the Nasdaq National Market System ("NMS"). The continued listing of our common stock is conditioned upon our meeting certain asset, stock price and other criteria. Effective June 29, 2001, the SEC approved certain changes the NMS made to its quantitative listing standards. Among other things, the NMS changed the minimum $4,000,000 net tangible assets requirement to $10,000,000 in stockholders' equity. We do not currently meet this standard. If we cannot correct our failure to meet this listing criteria, our common stock may be delisted. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may also diminish investors' interest in our common stock restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing at a price that is reasonable. If we are delisted from NMS, we may apply to transfer our common stock to the Nasdaq SmallCap market. However, in order to transfer securities to the Nasdaq SmallCap Market, we would need to satisfy the continued inclusion requirements of that market, which include a minimum $1.00 bid price requirement. If our common stock trades on the Nasdaq SmallCap Market, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations and projections of results of operations or of financial conditions. When considering such forward-looking statements, you should keep in mind that certain risks may cause actual results to differ from any projections contained in forward-looking statements. These risks include:

      -     adverse economic conditions;

      -     integration of acquired businesses;

      - inability to raise sufficient funds to operate the business prior to becoming cash flow positive;

      - intense competition, including entry of new competitors and products;

      -     adverse federal, state, local and foreign government regulation;

      -     inadequate capital to operate our business;

      -     unexpected costs and operating deficits;

      -     lower revenues than forecast;

      - inability to successfully market the L-VIS System to television viewers, advertisers, broadcasters and sporting events rights holders;

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

      -     delisting of our common stock from the Nasdaq National Market.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We work to ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at March 31, 2002 or March 31, 2001. Declines in interest rates over time will, however, reduce our interest income. Other than intercompany transactions between our domestic and foreign entities, we generally do not have significant transactions denominated in a currency other than the functional currency applicable to each entity.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      On January 29, 2002, the parties entered into a Settlement Agreement regarding the action entitled Sportvision, Inc., et al v. Princeton Video Image, Inc. (Civil Action No. 99-CV-20998). Pursuant to the terms of the Settlement Agreement, the parties entered into a patent cross-license agreement and a dismissal with prejudice as to all parties was filed on March 9, 2002.

      On March 26, 2002, we completed the acquisition of certain assets from SciDel Technologies, Ltd. In connection with that transaction, the parties filed a joint dismissal of the action entitled Princeton Video Image, Inc.
      v. SciDel USA Ltd. (Civil Action No. 99-386-SLR) on April 9, 2002.

Item 2. Changes in Securities and Use of Proceeds

      On February 27, 2002, we entered into an asset purchase agreement with SciDel Technologies, Ltd. ("SciDel"), an Israeli corporation, and its subsidiary, SciDel USA Ltd. On March 26, 2002, we completed the transaction, whereby we issued 1,288,000 shares of our common stock and a five year warrant to purchase 670,500 shares of our common stock to SciDel in exchange for certain assets. The warrant issued to SciDel is exercisable over a five year period at a price of $9.00 per share. This issuance of our securities was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) as a transaction not involving a public offering. The securities were issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificates and warrant certificate issued. SciDel received adequate information about our business.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      3.1   Certificate of Incorporation (Incorporated by reference to Exhibit
            3.1 to the Company's Current Report on Form 8-K filed on September 17, 2001)

      3.2   Amended and Restated Bylaws (Incorporated by reference to Exhibit
            3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001).

      10.1 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and David Sitt.

      10.2 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and Roberto Sonabend.

      10.3 Employment Agreement by and between the Company and Mervyn Trappler, dated as of April 25, 2002.

      10.4 Warrant Adjustment Notice from the Company to PVI Holding LLC, dated as of February 13, 2002. (Incorporated by reference to Exhibit
            10.25 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.5 Patent Cross-License Agreement, dated as of January 29, 2002, by and between Sportvision, Inc., Fox Sports Productions, Inc., and Princeton Video Image, Inc. (Incorporated by reference to Exhibit
            10.26 to the Company's Annual Report on

            Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.6 Letter Agreement, dated as of January 1, 2002, among Princeton Video Image, Inc., ERM & Associates, Inc. and Emilio Romano. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.7 Extension Letter Agreement, dated as of February 15, 2002, among Princeton Video Image, Inc., ERM & Associates, Inc. and Emilio Romano. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.8 Warrant Certificate, dated as of March 26, 2002, issued to SciDel Technologies, Ltd. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      (b)   Reports on Form 8-K

      On March 6, 2002, PVI filed a current report on Form 8-K, dated March 1, 2002, announcing the signing of a definitive agreement to acquire the assets of SciDel Technologies, Ltd.

      On March 29, 2002, PVI filed a current report on Form 8-K, dated March 28, 2002, announcing the acquisition of substantially all of the assets of SciDel Technologies, Ltd. in a stock-for-assets purchase.

      Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Princeton Video Image, Inc.


     May 14, 2002                       By:/s/ Lawrence L. Epstein
                                        --------------------------
                                        Lawrence L. Epstein
                                        Vice President of Finance


     May 14, 2002                       By:/s/ Lawrence L. Epstein
                                        ---------------------------
                                        Lawrence L. Epstein,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit           Description
No.

      3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2001).

      3.2         Amended and Restated Bylaws (Incorporated by reference to
                  Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14,
                  2001).

      10.1 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and David Sitt.

      10.2 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and Roberto Sonabend.

      10.3 Employment Agreement by and between the Company and Mervyn Trappler, dated as of April 25, 2002.

      10.4 Warrant Adjustment Notice from the Company to PVI Holding LLC, dated as of February 13, 2002. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.5 Patent Cross-License Agreement, dated as of January 29, 2002, by and between Sportvision, Inc., Fox Sports Productions, Inc., and Princeton Video Image, Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.6 Letter Agreement, dated as of January 1, 2002, among Princeton Video Image, Inc., ERM & Associates, Inc., and Emilio Romano. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.7 Extension Letter Agreement, dated as of February 15, 2002, among Princeton Video Image, Inc., ERM & Associates, Inc. and Emilio Romano. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).

      10.8 Warrant Certificate, dated as of March 26, 2002, issued to SciDel Technologies, Ltd. (Incorporated by reference to Exhibits 10.34 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 2001, filed on April 1, 2002).