Form 10-Q
period 2002-06-30
PRINCETON VIDEO IMAGE INC
filed 2002-08-14
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The aggregate number of shares of the issuer's common stock outstanding on August 12, 2002 was 18,487,802.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                            For the three months ended       For the six months ended
                                                     June 30,                        June 30,
                                           ----------------------------    ----------------------------
                                                2002            2001            2002           2001
                                           ------------    ------------    ------------    ------------
Royalties and license fees                 $     51,278    $    452,720    $    200,943    $  1,180,130
Advertising and production revenue            3,536,470         592,489       4,817,168         882,739
                                           ------------    ------------    ------------    ------------
                Total revenue                 3,587,748       1,045,209       5,018,111       2,062,869
Costs and expenses:
   Sales and marketing                        2,860,323         969,193       4,649,287       1,802,549
   Product development                        1,047,103         653,414       2,006,761       1,424,049
   Field operations and support               1,200,491       1,245,148       2,674,895       2,534,414
   General and administrative                 1,866,443       1,400,613       3,723,063       2,791,708
   Severance and other charges                       --              --         245,500              --
                                           ------------    ------------    ------------    ------------
                Total costs and expenses      6,974,360       4,268,368      13,299,506       8,552,720
Operating loss                               (3,386,612)     (3,223,159)     (8,281,395)     (6,489,851)
   Other (expense) income, net                   (9,039)         (1,129)         (4,988)        317,909
   Losses from equity investment                (58,792)        (52,743)       (133,675)       (114,243)
                                           ------------    ------------    ------------    ------------
Net loss before income taxes and
   minority interest                         (3,454,443)     (3,277,031)     (8,420,058)     (6,286,185)
   Income taxes                                 (59,118)             --        (105,584)             --
   Minority interest                                 --          70,183              --         147,652
                                           ------------    ------------    ------------    ------------
Net loss                                     (3,513,561)     (3,206,848)     (8,525,642)     (6,138,533)
Accretion of preferred stock dividends           (1,729)         (1,730)         (3,459)         (3,460)
                                           ------------    ------------    ------------    ------------
Net loss applicable to common stock        $ (3,515,290)   $ (3,208,578)   $ (8,529,101)   $ (6,141,993)
                                           ============    ============    ============    ============
Basic and diluted net loss per share       $      (0.19)   $      (0.27)   $      (0.48)   $      (0.54)
                                           ============    ============    ============    ============
Weighted average number of shares of
common stock outstanding                     18,472,082      11,832,809      17,909,108      11,438,976
                                           ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



                                                                                           June 30,      December 31,
                                                                                             2002           2001
                                                                                         ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                             $  6,104,690    $  8,360,353
   Restricted securities held to maturity                                                      63,476          63,476
   Accounts receivable                                                                      2,509,806       2,298,897
   License rights                                                                                  --          50,000
   Prepaid airtime                                                                          1,027,831       2,713,533
   Prepaid Cablevision discounts                                                            3,113,071              --
   Other current assets                                                                       487,639         887,795
                                                                                         ------------    ------------
              Total current assets                                                         13,306,513      14,374,054
Property and equipment, net                                                                 2,254,875       2,856,733
Patents, net                                                                                1,234,947         527,682
Identifiable intangibles, net                                                               4,008,626       3,024,167
Goodwill                                                                                    6,810,989       5,339,244
Investment in/Advances to Revolution Company LLC                                              444,923         567,795
Severance fund for subsidiary employee rights                                                 109,617              --
Cablevision deferred revenue credit                                                                --       4,350,261
Other assets                                                                                  206,116         180,392
                                                                                         ------------    ------------
               Total assets                                                              $ 28,376,606    $ 31,220,328
                                                                                         ============    ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                 $  6,033,884    $  5,999,393
   Accounts payable to television networks                                                  2,123,563       4,360,372
   Advertising and production advances                                                        700,860              --
   Secured convertible debt                                                                 4,634,676              --
   Notes payable                                                                            1,004,520       1,090,608
   Payable to Presencia                                                                       584,147         637,465
   Unearned revenue                                                                           186,936         179,436
                                                                                         ------------    ------------
              Total current liabilities                                                    15,268,586      12,267,274
Refundable Cablevision advance payment                                                      3,627,790              --
Unearned revenue                                                                              205,074         184,833
Cablevision advance payments                                                                       --       7,500,000
Other liabilities                                                                             169,702          42,511
                                                                                         ------------    ------------
              Total liabilities                                                            19,271,153      19,994,618
                                                                                         ------------    ------------

Commitments and contingencies
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized, issued and outstanding 11,363 shares at December 31, 2001 and June 30, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)      80,285          78,751
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized, issued and outstanding 12,834 shares at December 31, 2001 and June 30, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)      96,888          94,963
                                                                                         ------------    ------------
              Total redeemable preferred stock                                                177,173         173,714
Stockholders' Equity:
   Common stock, $.001 par value, authorized 60,000,000 shares; 17,130,865 and 18,487,802 shares issued and outstanding, net of 279,366 and 214,040 treasury
     shares at par at December 31, 2001 and June 30, 2002, respectively                        18,488          17,131
   Additional paid-in capital                                                              86,741,114      80,488,924
       Deferred compensation                                                                       --         (81,926)
       Other comprehensive loss                                                                89,995          23,542
   Accumulated deficit                                                                    (77,921,317)    (69,395,675)
                                                                                         ------------    ------------
              Total stockholders' equity                                                    8,928,280      11,051,996
                                                                                         ------------    ------------
               Total liabilities, redeemable preferred stock,
               and stockholders' equity                                                  $ 28,376,606    $ 31,220,328
                                                                                         ============    ============


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          For the six months ended
                                                                                  June 30,
                                                                         --------------------------
                                                                            2002           2001
                                                                         -----------    -----------
Cash flows from operating activities:
   Net loss                                                              $(8,525,642)   $(6,138,533)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
              Amortization of unearned revenue                               (62,856)      (169,198)
              Depreciation expense                                           858,727        871,614
              Amortization of intangibles/license rights                     561,761        361,708
              Amortization of deferred compensation                           81,926             --
              Non-cash charges associated with stock and option grants       134,960        508,449
              Non-cash interest from related party notes                          --       (379,427)
              Losses from equity investments                                 133,675        114,243
              Gain on sale of fixed assets                                    (2,680)            --
              Non-cash transfer of inventory to Cablevision                   73,290             --
              Provision for doubtful accounts                                 69,346             --
              Minority interest                                                   --       (147,652)
  Changes in assets and liabilities (net of effects of acquisitions):
               Trade accounts receivable                                    (359,499)      (140,503)
               Prepaid airtime                                             1,558,622             --
               Other current assets                                          387,570        370,007
               Cablevision deferred revenue credit and deferred
                 royalty payment, net                                             --      1,362,822
               Other assets                                                  (25,724)        94,430
               Accounts payable and accrued expenses                        (222,177)      (724,242)
               Accounts payable to television networks                    (2,004,666)            --
               Advertising and production advances                           742,351             --
               Unearned revenue                                               89,497        284,102
               Payable to Presencia                                          (51,576)            --
               Other liabilities                                             (22,426)       (15,742)
                                                                         -----------    -----------
               Net cash used in operating activities                      (6,585,521)    (3,747,922)
                                                                         -----------    -----------

Cash flows from investing activities:
   Investment in/Advances to Revolution Company LLC                          (10,803)            --
   Acquisition costs                                                        (303,988)      (608,606)
   Purchases of property and equipment                                      (176,957)      (479,860)
   Proceeds from the sale of fixed assets                                     10,952             --
   Purchases of license rights                                                    --       (400,000)
   Increase in patents                                                       (31,632)       (17,288)
                                                                         -----------    -----------
                 Net cash used in investing activities                      (512,428)    (1,505,754)
                                                                         -----------    -----------


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                          For the six months ended
                                                                                  June 30,
                                                                         --------------------------
                                                                            2002           2001
                                                                         -----------    -----------
Cash flows from financing activities:
   Proceeds from sales of common stock, net                                       --      5,480,560
   Proceeds from option exercises                                              5,705             --
   Proceeds from issuance of convertible debt, net                         4,925,000             --
   Cash received from related party notes receivable                              --         36,012
                                                                         -----------    -----------
              Net cash provided by financing activities                    4,930,705      5,516,572
                                                                         -----------    -----------
              Net increase (decrease) in cash and cash equivalents        (2,167,244)       262,896
Foreign exchange impact on cash                                              (88,419)        (9,605)
Cash and cash equivalents at beginning of period                           8,360,353      2,418,937
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $ 6,104,690    $ 2,672,228
                                                                         ===========    ===========


Supplemental cash flow information:
 Additional fair value of warrant and debt given to Cablevision
   (see Note 4)                                                          $ 2,415,283    $        --
 Non-cash exchange of iPoint license and equipment for reduction
   of advance payments net of deferred revenue credit                    $  (497,788)   $        --
 Fair value of warrants/stock issued for acquisition of SciDel           $ 3,335,733    $        --
 Other non-cash acquisition costs for SciDel                             $   118,112    $        --
 Stock issued for royalty payment                                        $        --    $   196,861



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

We are subject to a number of risks common to companies in similar states of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the successful integration of acquired businesses and the need to raise additional funds to support our business operations. Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $8.5 million and $7.0 million for the six months ended June 30, 2002 and December 31, 2001, respectively. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2001, as amended, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our stockholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate or satisfy our liabilities, planned operations may be scaled back or terminated. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may continue to delay or eliminate some expenditures, discontinue or further restructure operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to continue or expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has recently taken steps to reduce expenses, restructure operations and improve profitability (See Note 18, Subsequent Events). On June 25, 2002, PVI raised $5 million through the issuance of a secured convertible note and amendment of existing warrants previously issued to PVI Holding, LLC, a subsidiary of Cablevision (See Note 4, Cablevision). Our management is in the process of seeking additional financing with both institutional and strategic investors. There is no assurance, however, that any such transactions will be completed, or if they are completed, that they will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations. If we are unable to raise $10 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003, Cablevision has the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value.


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

Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 19,878,208 and 4,199,479 shares of common stock that were outstanding at June 30, 2002 and 2001, respectively, were not included in diluted per share calculations, as their effect would be antidilutive. In addition, the accretion of preferred dividends which could be paid out in common stock was not material for the periods presented.

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

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)", costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the initial adoption of SFAS No. 146 will not have an effect on our results of operations, financial position or cash flows.

4.   CABLEVISION

On June 25, 2002, PVI entered into a Note Purchase and Security Agreement (the "Note Purchase Agreement") with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation. Pursuant to the Note Purchase Agreement, on June 25, 2002, in consideration of $5,000,000 in cash PVI issued to PVI Holding a $5,000,000 secured convertible note which bears interest at 10% per annum and matures on March 31, 2003. The note is secured by all of PVI's assets. The holder may convert the note into PVI's common stock at any time prior to maturity at a price of $2.50 per share. If, prior to the maturity date, PVI sells shares of its common stock resulting in aggregate cash proceeds of at least ten million dollars ($10,000,000), PVI may convert the note into shares of its common stock at a price of $2.50 per share or, if such common stock is sold for an aggregate weighted average price of less than $1.00 per share, at such weighted average price. Pursuant to the Note Purchase Agreement, PVI also amended the warrants which the Company issued to PVI Holding on September 20, 2001. The amendment entitles PVI Holding to purchase 12,794,207 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006, and contain anti-dilution provisions which require an adjustment to the number of shares underlying the warrants and/or the exercise price upon the occurrence of certain events.

Concurrent with the issuance of the Note, PVI granted Cablevision certain other rights, including the following:

a) The conversion of a license for iPoint granted pursuant to the Joint Collaboration and License Agreement to a fully paid up, non-exclusive, perpetual, royalty free license, and sale of two L-VIS units to Cablevision, in consideration for an aggregate $3.8 million reduction in the balance of the $7.5 million Cablevision advance payment.

b) The L-VIS License Agreement was amended to reduce charges for certain services, and to provide, among other amendments, that PVI would be obligated to refund any unused portion of the Cablevision advance payment if Cablevision doesn't purchase products and services or generate royalty payments in the following amounts by the following dates:

o    The unused portion of $1 million must be refunded if unused by June 30,2004
o    The unused portion of $2.5 million must be refunded if unused by June 30,
     2005
o    The entire unused balance must be refunded if unused by January 1, 2006

c) PVI also granted Cablevision the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value if PVI is unable to raise $10 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003.

Concurrent with the issuance of the Note, Publicidad and Presencia en Medios, S.A. de C.V. ("Presencia"), an equity holder in PVI, also amended an existing consulting services agreement (see Note 16, Related Party Transactions), pursuant to which Presencia provides consulting services to Publicidad and receives compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's operating margins, as defined in the agreement. The amendment simplifies the formula for calculation of the payments to Presencia, and gives Publicidad the option, under certain circumstances described in the amendment, of paying the contingent service fee in PVI common stock.

We have recorded the issuance of convertible debt and the warrant modifications at their estimated fair values of $4.6 million (net of issuance costs of $200 thousand) and $2.8 million, respectively. The fair value of the warrant modifications, which was credited to additional paid-in capital, was determined based on the difference in the Black-Scholes value of the warrants immediately before and after the modifications. In accordance with Emerging Issues Task Force Issue 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" the excess of the values assigned to the convertible debt and warrant modifications ($2.4 million) over the net proceeds received from Cablevision ($5.0 million) has been recorded as a prepaid discount to Cablevision.

As part of the June 25, 2002 modifications to our License Agreement with Cablevision, we transferred to Cablevision a fully paid, royalty free, perpetual license of our iPoint technology and inventory with an agreed upon combined value of $3.8 million, and reduced the Cablevision advance payments balance from $7.5 million to $3.6 million. We also agreed to repay the remaining balance of the advance payments in the event that Cablevision does not meet the purchase levels described above. A net charge of $498 thousand resulting from the elimination of the deferred revenue credit of $4.3 million and reduction in the advance payments balance of $3.8 million has been recorded as a prepaid discount to Cablevision.

The prepaid discount to Cablevision will be recognized as a dollar-for-dollar reduction in future revenues from Cablevision; however, to the extent that straight-line amortization over the nine-month period to maturity of the convertible debt exceeds the amount recognized as a revenue reduction in any quarter, such excess will be recorded currently as interest expense.

5.   SCIDEL ACQUISITION

On February 27, 2002, we entered into an asset purchase agreement with SciDel Technologies, Ltd., an Israeli corporation, and its subsidiary, SciDel USA Ltd (collectively, "SciDel"). On March 26, 2002, we completed the transaction, whereby Adco Imaging Ltd. ("Adco"), a newly created Israeli wholly owned subsidiary of PVI, obtained certain assets and liabilities of SciDel. In April 2002, Adco changed its name to Princeton Video Image Israel, Ltd. ("PVI Israel"). SciDel, which had been engaged in the development and marketing of a system that enables television broadcasters and the Internet to integrate advertisements into live and pre-recorded televised sports events, sold certain of its assets to us and we intend to continue to use the assets for this same purpose. PVI's primary reasons for acquiring these assets included the value of SciDel's patent portfolio, its sales relationships, including existing contracts in Europe, and the know-how of the R&D personnel we retained. The acquisition, which was a stock-for-assets transaction, was recorded using the purchase method of accounting. The total purchase price of SciDel was $3.8 million and consisted of the following:

Shares of PVI stock                                                                 1,288,000
PVI average stock price three days before
  and after the acquisition was agreed to                                       $        1.99
Value of PVI stock issued for the acquisition                                   $   2,560,176
Fair value of warrants issued as
  part of the acquisition (670,500)                                                   775,557
Acquisition costs                                                                     422,100
                                                                                -------------
                       Total purchase price                                     $   3,757,833
                                                                                =============

The warrants are exercisable at $9.00 per share and have an expiration date five years from the date of acquisition. The fair value of the warrants was determined using a Black-Scholes calculation based on the following assumptions in addition to the exercise price and exercise period:

Stock price at time of grant: $1.85

Risk-Free Interest rate:  4.285%
Volatility                  113%

An allocation of the purchase price over the historical book values of the acquired assets and assumed liabilities of SciDel has been made as follows:

Net book value of purchased SciDel assets & liabilities   $  146,088
Fair value adjustments:
  Patents - 10 year life                                     760,000
  Software Technology - 10 year life                       1,130,000
  Customer Relationships - 4 year life                       250,000
  Goodwill - indefinite life                               1,471,745
                                                          ----------
Total fair value adjustments                               3,611,745
                                                          ----------
                                                          $3,757,833
                                                          ==========

The purchase of SciDel has been recorded with an effective date of March 26, 2002, and thus is included in operations from then forward.

For the six months ended June 30, 2002, amortization expense of the intangible assets identified as part of the SciDel acquisition was $62,875.

The following is a proforma summary of the results of operations as if the acquisitions of SciDel and Publicidad had been completed on January 1, 2001:

                                         For the three months ended
                                       -------------------------------
                                       June 30, 2002    June 30, 2001
                                       -------------------------------
Revenues                               $   3,587,748    $    2,880,544
Net Loss                               $  (3,513,561)   $   (6,394,079)
Net Loss Applicable to Common Stock    $  (3,515,290)   $   (6,395,809)
Basic and diluted net loss per share
  applicable to common stock           $       (0.19)   $        (0.40)
Weighted average number of shares
  of common stock outstanding             18,472,082        15,799,162



                                          For the six months ended
                                       -------------------------------
                                       June 30, 2002    June 30, 2001
                                       -------------------------------
Revenues                               $   5,116,111    $    5,321,342
Net Loss                               $  (9,080,402)   $  (11,526,189)
Net Loss Applicable to Common Stock    $  (9,083,861)   $  (11,529,649)
Basic and diluted net loss per share
  applicable to common stock           $       (0.49)   $        (0.75)
Weighted average number of shares
  of common stock outstanding             18,445,775        15,405,329

6.   SEVERANCE AND OTHER CHARGES

In February 2002 we recorded $245,500 of additional severance expense as a result of the continued streamlining of our operations in both the United States and Belgium. During the six months ended June 30, 2002, a total of five and nine positions were eliminated in our European and domestic offices, respectively, representing approximately 63% and 13% of the total workforce in the respective regions. The following table displays the activity and balances of the restructuring reserve account from January 1, 2002 to June 30, 2002:

                                           Type of Cost
                             ----------------------------------------
                               Employee      Facility
                             Separations     Closings         Total
                             ----------------------------------------
Balance at January 1, 2002   $  980,983     $   78,979     $1,059,962
Additions                       245,500             --        245,500

                                           Type of Cost
                             ----------------------------------------
                               Employee      Facility
                             Separations     Closings         Total
                             ----------------------------------------
Deductions                    (343,692)       (48,938)       (392,630)
                             ----------------------------------------
Balance at June 30, 2002     $ 882,791       $ 30,041       $ 912,832
                             ========================================

Of the total balance remaining in the restructuring reserve, approximately $266,000 will be paid out during the remainder of our fiscal year ending December 31, 2002, with $335,000 and $312,000 being paid out in the fiscal years ending December 31, 2003 and 2004, respectively.

7.   EMPLOYEE RIGHTS UPON TERMINATION

Israeli law requires the payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The calculation of severance pay liability is recorded at each balance sheet date on an undiscounted basis. The balances of approximately $146,000 at June 30, 2002 and $0 at December 31, 2001 were included in other liabilities. A corresponding asset, consisting of restricted cash, had a balance of approximately $110,000 at June 30, 2002 and $0 at December 31, 2001.

8.   ADVERTISING AND PRODUCTION ADVANCES

Advertising and production advances arise from prepayments by and contractual advance billings to advertisers for the use of future virtual airtime. These advances are reduced as airtime is used for virtual insertions.

9.   NOTES PAYABLE

On June 13, 2002, Publicidad signed a promissory note to restructure its original debt with a Mexican bank whereby Publicidad will pay 1,000,000 Mexican pesos (approximately $100,000) per month for ten months, starting October 7, 2002. The note is guaranteed by Presencia. Monthly interest is payable at the end of each period at a variable rate based on the interbank rate in Mexico plus three points (12.96% at June 30, 2002). Proceeds from the loan are being used to fund the installment payments due to Televisa and TV Azteca. The balance of the note payable at June 30, 2002 and December 31, 2001 was $1,004,520 and $1,090,608, respectively.

10.  PAYABLE TO PRESENCIA

As a result of the merger with Publicidad, Publicidad entered into a consulting services agreement with Presencia through December 31, 2004. Pursuant to the agreement, Presencia will render consulting services to Publicidad and receive compensation in the form of a contingent service fee and a commission override fee. The consulting services include guidance, advice and assistance in the development of Publicidad's existing and prospective customers and the development and maintenance of relationships with third parties to accomplish Publicidad's business objectives. The balance payable to Presencia for consulting services received was $584,147 and $637,465, on June 30, 2002 and December 31, 2001, respectively. Publicidad paid Presencia $1,020,000 in calendar 2001 pursuant to this agreement. No payments have been made to Presencia pursuant to this agreement in the six months ending June 30,2002.

11.  GUARANTEE OF PERFORMANCE BOND

In May 2002, PVI executed a guaranty of a performance bond purchased by Publicidad. The performance bond guarantees advertisers who prepay Publicidad that, if the advertiser fails to receive virtual advertising services in the full amount of the advertiser's prepayment, the unused balance will be refunded. As of June 30, 2002, the unused balance protected by the performance bond was $536,213, which is included as a portion of the advertising and production advances on the balance sheet.

12.  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of total comprehensive income. Comprehensive losses for the three and six months ended June 30, 2002 and 2001 was as follows:

                                           --------------------------
                                           For the three months ended
                                              June 30,       June 30,
                                               2002           2001
                                           --------------------------
Net loss                                   $(3,513,561)   $(3,206,848)
Foreign currency translation adjustments        65,541        109,533
Unrealized gain (loss) on investments                         (74,294)
                                           --------------------------
Comprehensive loss                         $(3,448,040)   $(3,171,609)
                                           ==========================


                                           --------------------------
                                           For the six months ended
                                              June 30,       June 30,
                                               2002           2001
                                           --------------------------
Net loss                                   $(8,525,642)   $(6,138,533)
Foreign currency translation adjustments        66,453        191,649
Unrealized gain (loss) on investments                        (202,234)
                                           --------------------------
Comprehensive loss                         $(8,459,189)   $(6,149,118)
                                           ==========================

13.  STOCKHOLDERS' EQUITY

The company uses a Black-Scholes calculation to determine the fair value of options and warrant agreements issued by the Company. The Black-Scholes value is calculated using the following variables and assumptions:

     o The exercise price of the warrant or option is the price per share set forth in the agreement;
     o The exercise period is the term of the option or warrant set forth in the agreement
     o The stock price is the closing price of PVI stock on the last trading day prior to the date of the grant;
     o The risk-free rate is the US Treasury interest rate for the exercise period; and
     o The volatility is the percent volatility of PVI stock as used by the company at the time of the grant.

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

In connection with the Stock and Warrant Purchase Agreement we entered into with Cablevision in 2001, a warrant to purchase 11,471,908 shares of our common stock was issued to PVI Holding. This warrant was exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively. Pursuant to the terms of the warrant, the number of shares purchasable upon exercise of the warrant is automatically adjusted upon any issuance by us of common stock so that the warrant represents the right to purchase the same percentage of outstanding shares before the issuance as after. Accordingly, a warrant adjustment to purchase an additional 427,513 shares of our common stock was made on November 8, 2001, the date of the sale to Presencia of 615,385 shares of common stock, and another warrant adjustment to purchase an additional 894,785 shares of our common stock was made on March 26, 2002, the date of the issuance of 1,288,000 shares of our common stock to SciDel Technologies, Ltd. As described in Note 4, on June 25, 2002, PVI entered into a Note Purchase Agreement with PVI Holding, pursuant to which PVI amended these warrants so that they entitle PVI Holding to purchase 12,794,207 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006. The effect of this warrant amendment is described in Note 4.

On February 2, 2001, our Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. A total of 1,406,998 options held by employees and members of the Board of Directors were repriced. In accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25", the repriced options are subject to variable accounting and thereby have been adjusted to fair value at June 30, 2002 and 2001. A compensation charge of $309,087 and $0 for the stock repricing was recorded during the six months ended June 30, 2001 and 2002, respectively. As of June 30, 2001, the charge was required as the closing price of our common stock on that date was greater than the exercise price of $4.375. There was no charge to earnings during the six months ended June 30, 2002 because the closing price of our common stock was less than the exercise price of $4.375.

In December 2001, the Compensation Committee of the Board of Directors authorized the issuance of a ten-year option to purchase up to 30,000 shares of common stock to Emilio Romano, a member of our Board of Directors, for services provided under a consulting agreement which expired on May 15, 2002. Under the terms of the agreement, Mr. Romano earned an option to purchase 5,000 shares of common stock for each full month of service. Each option grant was issued on the tenth day of the month following the month of service, was fully exercisable on the date of grant, and at an exercise price equal to the fair market value of our common stock on the date of grant. In accordance with this agreement, Mr. Romano received an option to purchase 5,000 shares of common stock on each of January 10, February 10, March 10, April 10, May 10 and June 10, 2002 at an exercise price of $2.22, $1.51, $1,77, 1.53, 1.13 and 1.05, respectively. Using the Black Scholes valuation method, a charge of $29,385 was recorded for the six months ended June 30, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the issuance of an option to purchase up to 120,000 shares of common stock to a third party consultant. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service, a per share exercise price of $2.44 and a term of eight years. Using the Black Scholes valuation method, a charge of $60,335 was recorded for the six months ended June 30, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the extension of the exercise period for an option grant previously issued to a former employee of PVI. This option grant, issued for consulting services, was valued using the Black Scholes valuation method and a charge of $10,698 was recorded for the six months ended June 30, 2002. The options expired unexercised in April 2002.

In January 2002, our management authorized the issuance of an option to purchase up to 30,000 shares of common stock to a third party consultant at the rate of 5,000 shares per full month of service. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service and have a term of three years. Using the Black Scholes valuation method, a charge of $20,513 was recorded for the six months ended June 30, 2002.

In January 2002, the Compensation Committee of the Board of Directors approved the creation of a discretionary option pool of 100,000 options, pursuant to the 1993 Amended Stock Option Plan, to be awarded during calendar year 2002, on a discretionary basis, to individuals who are employees or consultants of PVI at the time of grant, in recognition of extraordinary performance or in connection with the execution of an initial or amended employment or consulting agreement. As of June 30, 2002, options to purchase a total of 60,500 shares of common stock had been granted from this pool. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

In March 2002, the Board of Directors authorized to grant to each of our co-Chief Executive officers ("co-CEO"), an option to purchase 10,000 shares of common stock, up to a maximum of 60,000 options each, for each calendar month of service as co-CEO (subject to pro-ration for any shorter period). Each option will be fully vested on the date of grant, have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. As of June 30, 2002, each co-CEO had received options to purchase 60,000 shares of common stock. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.


14.  INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate on a worldwide basis in only one industry segment, real-time video imaging. This segment is broken out into geographical regions including the United States, Latin America, Europe and Israel.

Geographic information is as follows:

                                      United          Latin
                                      States         America         PVI           PVI                        Consolidated
                                        PVI        Publicidad       Europe        Israel       Eliminations      Total
---------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2002

Revenue from external customers    $   431,688    $ 3,097,262    $    20,610    $    38,188    $        --    $   3,587,748
Inter-company revenues                 526,939             --             --             --       (526,939)              --
Operating (loss)                    (2,454,395)      (277,395)      (395,396)      (322,325)        62,899       (3,386,612)
---------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
Revenue from external customers    $ 1,022,567    $        --    $    22,642    $        --    $        --    $   1,045,209
Inter-company revenues                   6,792             --             --             --         (6.792)              --
Operating (loss)                    (2,672,513)            --       (550,646)            --             --       (3,223,159)
---------------------------------------------------------------------------------------------------------------------------

                                      United          Latin
                                      States         America         PVI           PVI                        Consolidated
                                        PVI        Publicidad       Europe        Israel       Eliminations      Total
---------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2002
Revenue from external customers   $   778,068    $ 4,125,993    $    67,762    $    46,288    $        --    $    5,018,111
Inter-company revenues                907,183             --             --             --       (907,183)               --
Operating (loss)                   (5,714,660)    (1,388,767)      (981,692)      (324,797)       128,521        (8,281,395)
---------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
Revenue from external customers   $ 1,992,396    $        --    $    70,473    $        --    $        --    $    2,062,869
Inter-company revenues                 22,526             --             --             --        (22,526)               --
Operating (loss)                   (5,409,705)            --     (1,080,146)            --             --        (6,489,851)
---------------------------------------------------------------------------------------------------------------------------

15.  COMMITMENTS AND CONTINGENCIES

Under Israeli law, PVI Israel is committed to pay royalties to the government of Israel at the rate of 4-6% on the proceeds from the sale of products whose research and development has been supported by the government in the form of grants. The royalty commitment is limited in the aggregate to the amount of the grants, we have received, plus interest.

16.  RELATED PARTY TRANSACTIONS

A member of our Board of Directors, Eduardo Sitt, is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in PVI and is our former joint venture partner. In addition, we have entered into a Reorganization Agreement with Presencia and others pursuant to which we acquired Publicidad, our wholly owned subsidiary. Mr. Eduardo Sitt is the President of Publicidad, our Mexican subsidiary. In September 2001, Publicidad entered into a consulting services agreement with Presencia, the term of which will extend through December 31, 2004. Pursuant to the consultant services agreement, Presencia will provide consulting services to Publicidad and is to receive compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's operating margins, as defined in the agreement. The consultant service agreement will renew automatically for one-year periods after the expiration of the initial term; however, the only fee payable after the expiration of the initial term is the commission override fee. Presencia received a payment of $1,020,000 from Publicidad in calendar 2001 pursuant to this agreement. No payments have been made to Presencia pursuant to this agreement in the six months ending June 30,2002.

On November 8, 2001, David Sitt and Roberto Sonabend were appointed interim Co-Chief Executive Officers of PVI for an initial period of six months. On July 17, 2002, David Sitt and Roberto Sonabend were authorized to continue to serve as interim co-CEO's of PVI for an additional twelve months, to and including May 8, 2003. Also effective November 2001, David Sitt and Roberto Sonabend were hired to serve as Corporate Vice Presidents of Publicidad. David Sitt and Roberto Sonabend are also stockholders of Presencia.

On September 20, 2001, Emilio Romano was appointed to the Board of Directors as a designee of Presencia. On November 15, 2001, we entered into a consulting agreement whereby Mr. Romano would provide consulting services with respect to our strategic planning and potential business development opportunities. In exchange for these services, Mr. Romano is paid a fee of $10,000 and a ten-year option to purchase 5,000 shares of common stock for each month of service provided. Each option grant is fully vested upon issuance and is priced at the closing market price on the date of grant. The value of the options issued to Mr. Romano was calculated using the Black Scholes method and a compensation charge of $29,385 was recorded for the six months ended June 30, 2002. On February 15, 2002 this consulting agreement was extended for an additional three months, to and including May 15, 2002.

Publicidad's personnel are provided by Consultares Asociados Dasi, S.C. ("DASI"), a Mexican service company, of which David Sitt, one of our interim co-CEO's, is a principal stockholder. Publicidad reimburses DASI the amount that DASI pays in salaries, taxes, and other costs associated with the employment of the individuals providing services to Publicidad.

17.  LEGAL PROCEEDINGS

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

18.  SUBSEQUENT EVENTS

In July 2002, PVI took several actions to reduce operating expenses, restructure operations and improve productivity. The Company decided to discontinue funding the operating expenses of PVI Europe, PVI's majority-owned subsidiary based in Brussels, Belgium, which PVI had been funding through loans to the entity since its formation in August 2000. As a result of this decision PVI Europe is in the process of terminating its personnel and selling certain of its assets. PVI has transferred support of its European activities to PVI Israel, Ltd. As a result of the purchase of SciDel's assets and the acquisition of its European contracts and support personnel, PVI found it had redundancy in its European operations, and has been able to reduce the cost of those operations through this consolidation. Also in July, PVI reduced its US workforce by 14% through a combination of layoffs and attrition, and has instituted significant salary reductions for most of senior management. In connection with the salary reductions, PVI authorized the issuance of options to purchase an aggregate total of 114,500 shares of PVI's common stock for an exercise price $1.00 per share to certain managers whose salaries were reduced.

On July 1, 2002, pursuant to the formula award provisions of PVI's Amended 1993 Stock Option Plan, each of the ten members of PVI's Board of Directors received an option to purchase 10,000 shares of PVI common stock at an exercise price equal to the fair market value of a share of PVI common stock on the date of grant ($1.07). The options will vest in twelve equal monthly installments.

On July 17, 2002, David Sitt and Roberto Sonabend were authorized to continue to serve as co-CEO's of PVI for an additional twelve months, to and including May 8, 2003. For their service as co-CEO's of PVI, Messrs. Sitt and Sonabend were each authorized to receive: (i) a cash fee of $10,000 and (ii) an option to purchase 10,000 shares of PVI common stock at fair market value, for each full month in which each serves as interim co-Chief Executive Officer (subject to pro-ration for any shorter period).

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

OVERVIEW

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the Live Video Insertion System ("L-VIS(R) System"), an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of June 30, 2002 and December 31, 2001 we had an accumulated deficit of approximately $77,921,000 and $69,396,000, respectively. This deficit is the result of product development expenses incurred in the development and commercialization of the L-VIS System and iPoint, an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur additional losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media services company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

We intend to focus our efforts on increasing market acceptance of the L-VIS System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under a joint collaboration and license agreement entered into with Cablevision Systems Corporation, we intend to work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution. In order to increase our revenue generating user base and to expand into domestic and international markets, we are marketing our systems on a worldwide basis through licensing and royalty agreements and through our wholly-owned subsidiaries, Publicidad Virtual, S.A. de C.V. ("Publicidad") and, as of March 26, 2002, Princeton Video Image Israel, Ltd, and through our majority-owned subsidiary, Princeton Video Image Europe, N.V. ("PVI Europe"), although in July 2002, we decided to cease funding of our European operations, and to consolidate their activities with those of PVI Israel (see
Note 18, Subsequent Events).

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

Our wholly owned subsidiary PVI Israel, Ltd, which acquired the assets of SciDel Technologies, Ltd. in March 2002, generates revenues from ads sold by rights holders that use the technology we acquired from Scidel as part of the asset purchase. The types of agreements that may be entered into to generate revenue from the Israeli technology, and the business risks associated with the development and marketing of the technology, are substantially the same as the agreements and business risks described for L-VIS.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED JUNE 30, 2002 TO THE QUARTER ENDED JUNE 30, 2001

REVENUES. Revenues are earned from both advertisers' use of the L-VIS System and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of the L-VIS System outside the United States. Total revenues for the three months ended June 30, 2002 increased 243% to $3,587,748 from $1,045,209 for the three months ended June 30, 2001 primarily due to the acquisition of Publicidad in September 2001. Total royalties and license fees decreased 89% to $51,278 from $452,720 for the three months ended June 30, 2002 and 2001, respectively. Total advertising and production revenue increased 497% to $3,536,470 for the three months ended June 30, 2002 from $592,489 for the three months ended June 30, 2001. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of these fluctuations. Revenue from the sale of two L-VIS Systems to Cablevision in the quarter is not reflected in total revenue for the period as a result of the accounting for the $5,000,000 secured convertible note issued to Cablevision (see Note 4, Cablevision). These increases in revenue were partially offset by reduced advertising revenue from the Indy Racing League for the 2002 season, and the non-renewal of our agreement with the San Diego Padres.

SALES AND MARKETING. Sales and marketing expenses include airtime expenses, salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the three months ended June 30, 2002 increased 195% to $2,860,323 from $969,193 for the three months ended June 30, 2001. This resulted primarily from our consolidation of Publicidad's sales and marketing expenses of approximately $2,068,000, which was primarily for television airtime for virtual advertising in both sports and entertainment programming. Also contributing to the increase was $217,000 of amortization expense related to the value of the intangible assets, including customer and distribution relationships and the Publicidad trade name, acquired in the acquisition of Publicidad, plus approximately $92,000 in contingent service fees and commission override fees payable to Presencia pursuant to their consulting services agreement with Publicidad. These increases were partially offset by a decrease of approximately $200,000 in fees charged to obtain certain international broadcast and programming rights, lower trade show activities, and the decreased use of outside consultants.

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in product development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 60% to $1,047,103 for the three months ended June 30, 2002 from $653,414 for the three months ended June 30, 2001, primarily due to the inclusion of approximately $155,000 for PVI Israel research costs, and an increase of approximately $244,000 in salaries and overhead related to our ongoing engineering process of the L-VIS System as well as the continuing development of the iPoint software product.

FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of the L-VIS Systems in the field. Total field operations and support costs for the three months ended June 30, 2002 decreased 4% to $1,200,491 from $1,245,148 for the three months ended June 30, 2001 primarily due to fewer ESPN Sunday Night Baseball games, reduced services for the Indy Racing League, and the non-renewal of the San Diego Padres for the 2002 season. This decrease is partially offset by the inclusion of approximately $224,000 for Publicidad's production costs, and a total of $121,000 for PVI Israel's production costs and the costs associated with the sale of two L-VIS Systems to Cablevision.

GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 33% to $1,866,443 for the three months ended June 30, 2002 from $1,400,613 for the three months ended June 30, 2001. This resulted primarily from the inclusion of approximately $494,000 for Publicidad's general and administrative costs, and $167,000 for PVI Israel. These increases were partially offset by the absence of approximately $309,000 in non-cash compensation charges recorded in relation to the repricing of employee stock options.

LOSSES FROM EQUITY INVESTMENT. Losses from equity investment increased 11% to $58,792 for the three months ended June 30, 2002 from $52,743 for the three months ended June 30, 2001 as a result of recording our share of the increased total net losses for our investment in the Revolution Company, LLC, which began operations in January 2001.

INCOME TAX EXPENSE. Income tax expense of $59,118 for the three months ended June 30, 2002, was primarily a result of foreign withholding taxes on royalties from Publicidad

MINORITY INTEREST. Accumulated losses in PVI Europe have reduced the minority interest to zero as of June 30, 2002.

NET LOSS. As a result of the foregoing factors, our net loss increased 10% to $3,513,561 for the three months ended June 30, 2002 from $3,206,848 for the three months ended June 30, 2001.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting and thereby have been marked to market at June 30, 2002. A compensation charge of $309,087 and $0 for the stock repricing was recorded during the three months ended June 30, 2001 and 2002, respectively. As of June 30, 2001, the charge was required as the closing price of our common stock on that date was greater than the exercise price of $4.375. As of June 30, 2002, no charge was necessary as the closing price of our common stock on that date was less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

SEGMENT REPORTING. We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical business units based on office locations including the United States, Latin America, Europe and Israel. Total revenue in the United States decreased from $1.0 million to approximately $432,000 whereas revenue in Latin America increased from $-0- to $3.1 million for the three months ended June 30, 2001 and 2002, respectively. These fluctuations were the result of our acquisition of Publicidad, thus consolidating their revenues as a component of total revenue rather than receiving a royalty on Publicidad's revenues.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

REVENUES. Revenues are earned from both advertisers' use of the L-VIS System and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of the L-VIS System outside the United States. Total revenues for the six months ended June 30, 2002 increased 143% to $5,018,111 from $2,062,869 for the six months ended June 30, 2001 primarily due to the acquisition of Publicidad in September 2001. Total royalties and license fees decreased 83% to $200,943 from $1,180,130 for the six months ended June 30, 2002 and 2001, respectively. Total advertising and production revenue increased 446% to $4,817,168 for the six months ended June 30, 2002 from $882,739 for the six months ended June 30, 2001. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of these fluctuations. Revenue from the sale of two L-VIS Systems to Cablevision in the period is not reflected in total revenue for the period as a result of the accounting for the $5,000,000 secured convertible note issued to Cablevision (see Note 4, Cablevision). These increases in revenue were partially offset by reduced advertising revenue from the world feed of Super Bowl XXXVI and reduced revenue from the Indy Racing League for the 2002 season, and the non-renewal of our agreement with the San Diego Padres.

SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the six months ended June 30, 2002 increased 158% to $4,649,287 from $1,802,549 for the six months ended June 30, 2001. This resulted primarily from our consolidation of Publicidad's sales and marketing expenses of approximately $3,068,000 which was primarily for television airtime for virtual advertising in both sports and entertainment programming. Also contributing to the increase was $434,000 of amortization expense related to the value of the intangible assets, including customer and distribution relationships and the Publicidad trade name, acquired in the acquisition of Publicidad, plus approximately $189,000 in contingent service fees and commission override fees payable to Presencia pursuant to their consulting services agreement with Publicidad. These increases were partially offset by a decrease of approximately $300,000 in fees charged to obtain certain international broadcast and programming rights, lower trade show activities, and decreased use of outside consultants.

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in product development activities to increase the capabilities of the L-VIS System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 41% to $2,006,761 for the six months ended June 30, 2002 from $1,424,049 for the six months ended June 30, 2001 primarily due to the inclusion of approximately $156,000 for PVI Israel research costs, along with an increase of approximately $374,000 in salaries and overhead related to our ongoing engineering process of the L-VIS System as well as the continuing development of the iPoint software product.

FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS System units for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of the L-VIS Systems in the field. Total field operations and support costs for the six months ended June 30, 2002 increased 6% to $2,674,895 from $2,534,414 for the six months ended June 30, 2001 primarily due to the inclusion of approximately $461,000 for Publicidad's production costs, and a total of $121,000 for PVI Israel's production costs and the costs associated with the sale of two L-VIS Systems to Cablevision. This increase was partially offset by fewer ESPN Sunday Night Baseball games, reduced business with the Indy Racing League, non-renewal of the San Diego Padres for the 2002 season, along with savings in our domestic production costs associated with the insertion of the first down line for CBS during the 2001 NFL season. Experience in streamlining our operations resulted in shorter on-site setup time required and the ability to provide our services with a reduced number of personnel.

GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 33% to $3,723,063 for the six months ended June 30, 2002 from $2,791,708 for the six months ended June 30, 2001. This resulted primarily from the inclusion of approximately $884,000 for Publicidad's general and administrative costs, and $167,000 for PVI Israel. These increases were partially offset by the absence of approximately $309,000 in non-cash compensation charges recorded in relation to the repricing of employee stock options.

SEVERANCE AND OTHER CHARGES. Total severance and other charges increased to $245,500 for the six months ended June 30, 2002 from $ -0- for the six months ended June 30, 2001 as a result of downsizing our workforce both domestically and in Europe in our efforts to reduce costs.

OTHER (EXPENSE) INCOME, NET. Total other (expense) income, net was an expense of $4,988 for the six months ended June 30, 2002 and income of $317,909 for the six months ended June 30, 2001. The change was primarily a result of lower cash balances available for investment and the decrease of interest income recorded on the settlement of the related party notes receivable.

LOSSES FROM EQUITY INVESTMENT. Losses from equity investment increased 17% to $133,675 for the six months ended June 30, 2002 from $114,243 for the six months ended June 30, 2001 as a result of recording our share of the increased total net losses for our investment in the Revolution Company, LLC, which began operations in January 2001.

INCOME TAX EXPENSE. Income tax expense of $105,584 for the six months ended June 30, 2002 was primarily a result of foreign withholding taxes on royalties from Publicidad.

MINORITY INTEREST. Accumulated losses in PVI Europe have reduced the minority interest to zero as of June 30, 2002.

NET LOSS. As a result of the foregoing factors, our net loss increased 39% to $8,525,642 for the six months ended June 30, 2002 from $6,138,533 for the six months ended June 30, 2001.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting and thereby have been marked to market at June 30, 2002. A compensation charge of $309,087 and $0 for the stock repricing was recorded during the six months ended June 30, 2001 and 2002, respectively. As of June 30, 2001, the charge was required as the closing price of our common stock on that date was greater than the exercise price of $4.375. As of June 30, 2002, no charge was necessary as the closing price of our common stock on that date was less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

SEGMENT REPORTING. We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical business units based on office locations including the United States, Latin America, Europe and Israel. Total revenue in the United States decreased from $2.0 million to approximately $778,000 whereas revenue in Latin America increased from $-0- to $4.1 million for the six months ended June 30, 2001 and 2002, respectively. These fluctuations were the result of our acquisition of Publicidad, thus consolidating their revenues as a component of total revenue rather than receiving a royalty on Publicidad's revenues.

SUBSEQUENT EVENTS

In July 2002, PVI took several actions to reduce operating expenses, restructure operations and improve productivity. The Company decided to discontinue funding the operating expenses of PVI Europe, PVI's majority-owned subsidiary based in Brussels, Belgium, which PVI had been funding through loans to the entity since its formation in August 2000. As a result of this decision PVI Europe is in the process of terminating its personnel and liquidating its assets. PVI has transferred support of its European activities to PVI Israel, Ltd., which was formed in February 2002 to acquire the assets of Scidel Technologies, Ltd, a transaction which closed in March. As a result of the purchase of SciDel's assets and the acquisition of its European contracts and support personnel, PVI found it had redundancy in its European operations, and has been able to reduce the cost of those operations through this consolidation. Also in July, PVI reduced its US workforce by 14% through a combination of layoffs and attrition, and has instituted significant salary reductions for most of senior management. In connection with the salary reductions, PVI authorized the issuance of options to purchase an aggregate total of 114,500 shares of PVI's common stock for an exercise price $1.00 per share to certain managers whose salaries were reduced.

On July 1, 2002, pursuant to the formula award provisions of PVI's Amended 1993 Stock Option Plan, each of the ten members of PVI's Board of Directors received an option to purchase 10,000 shares of PVI common stock at an exercise price equal to the fair market value of a share of PVI common stock on the date of grant ($1.07). The options will vest in twelve equal monthly installments.

On July 17, 2002, David Sitt and Roberto Sonabend were authorized to continue to serve as co-Chief Executive Officers of PVI for an additional twelve months, to and including May 8, 2003. For their service as co-Chief Executive Officers of PVI, Messrs. Sitt and Sonabend were each authorized to receive: (i) a cash fee of $10,000 and (ii) an option to purchase 10,000 shares of PVI common stock, for each calendar month in which each serves as interim co-Chief Executive Officer (subject to pro-ration for any shorter period).

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS Systems and iPoint, and operating expenses relating to our field operations and sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license we granted to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) the investment in debt and equity of PVI, and the prepayment of license fees by PVI Holding, a subsidiary of Cablevision Systems Corporation, (vi) revenues and license fees relating to use of the L-VIS System, (vii) investment income earned on cash balances and short term investments, and (viii) the sale of a portion of our state net operating loss and research and development tax credits.

As of June 30, 2002, we had cash and cash equivalents of $6,104,690, a decrease of $2,255,663 from the balance at December 31, 2001. Net cash used in operating activities increased to $6,585,521 for the six months ended June 30, 2002 from $3,747,922 for the six months ended June 30, 2001 due to several important factors. The primary cause was an increase in net losses of approximately $2.4 million. A second significant factor was the inflow of cash from PVI Holding, LLC for prepaid royalties, net of a deferred revenue credit of approximately $1.4 million during the six months ended June 30, 2001 with no corresponding transaction in the six months ended June 30, 2002. Also contributing to the decrease in cash was a reduction in our accounts payable balance of approximately $1.5 million as payments were made to television rightsholders for virtual advertising rights. These were partially offset by prepayments of approximately $1.6 million from customers for airtime, as well as an increase in advertising and production advances of approximately $742,000.

Net cash used in investing activities decreased to $512,428 for the six months ended June 30, 2002 from $1,505,754 for the six months ended June 30, 2001 as a result of the reduction of approximately $400,000 due to the absence of license payments which occurred in the year ago period, an approximately $300,000 reduction in purchases of property, plant and equipment, and a reduction of approximately $300,000 in merger costs related to the acquisition of Publicidad which closed in September 2001, and the acquisition of the assets of Scidel Technologies, Ltd., which closed in March 2002.

Net cash proceeds from financing activities decreased to $4,930,705 for the six months ended June 30, 2002 from $5,516,572 for the six months ended June 30, 2001. In February 2001 we recorded net receipts of approximately $5.5 million from Cablevision for their investment in our common stock and warrants, and in June 2002 we recorded net receipts of approximately $4.9 million from Cablevision in consideration for the issuance of a secured convertible note.

FINANCIAL CONDITION

Total assets decreased $2.8 million, or 9%, to $28.4 million at June 30, 2002 from $31.2 million at December 31, 2001. This decrease was primarily due to a reduction in our cash balances of approximately $2.3 million resulting from our use of cash in operations, partially offset by receipt of funding from Cablevision. Also contributing to the decrease was a reduction in prepaid airtime of approximately $1.7 million due to the timing of payments and the use of the purchased broadcast rights in Mexico. Also contributing to the decrease was a net $1.2 million reduction resulting primarily from the accounting for the issuance of convertible debt to Cablevision (see Note 4, Cablevision).
The decrease consisted of the elimination of a $4.4 million Cablevision deferred revenue credit and the creation of a $3.1 million prepaid Cablevision discount. These decreases were partially offset by an increase in identifiable intangibles and goodwill totaling approximately $2.5 million as a result of the acquisition of SciDel in March 2002.

Total liabilities decreased $0.7 million, or 4%, to $19.3 million at June 30, 2002 from $20.0 million at December 31, 2001 resulting primarily from a reduction in the balance of accounts payable to vendors and television networks of $2.2 million. This decrease was partly offset by an increase of $0.8 million resulting primarily from the accounting for the issuance of convertible debt to Cablevision (see Note 4, Cablevision). That increase consisted of the creation of a $4.6 million liability for secured Cablevision debt and a $3.6 million refundable Cablevision advance payment, partly offset by the elimination of $7.5 million in Cablevision advance payments. Also partly offsetting the decrease in total liabilities was a $0.7 million increase in advertising and production advances.


Total stockholders' equity decreased $2.1 million, or 19%, to $8.9 million at June 30, 2002 from $11.1 million at December 31, 2001 primarily as a result of net losses from continuing operations. This decrease was partially offset by the increase in additional paid-in-capital, primarily as a result of the issuance of
1.3 million shares of our common stock in the SciDel acquisition and the amendment of Cablevision warrants upon the issuance of convertible debt to Cablevision (see Note 4, Cablevision).

Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $8.5 million for the six months ended June 30, 2002. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS System, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers. In July 2002, PVI took several actions to reduce operating expenses, restructure operations and improve productivity (see Note 18, Subsequent Events).

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2001, as amended, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our shareholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate or satisfy our liabilities, planned operations may be scaled back or terminated. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to continue or expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The company has recently taken steps to reduce expenses, restructure operations and improve profitability (see Note 18, Subsequent Events). On June 25, 2002, PVI raised $5 million through the issuance of a secured convertible note to PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation (see Note 4, Cablevision). The company is in the process of seeking additional financing with both institutional and strategic investors. There is no assurance, however, that any such transactions will be completed, or if they are completed, that they will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations. If we are unable to raise $10 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003, Cablevision has the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value.

Our common stock is quoted on the Nasdaq National Market System ("NMS"). The continued listing of our common stock is conditioned upon our meeting certain asset, stock price and other criteria. Effective June 29, 2001, the SEC approved certain changes the NMS made to its quantitative listing standards. Among other things, the NMS changed the minimum $4,000,000 net tangible assets requirement to $10,000,000 in stockholders' equity. We do not currently meet this standard. If we cannot correct our failure to meet this listing criterion, our common stock may be delisted. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may also diminish investors' interest in our common stock restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing at a price that is reasonable. If we are delisted from NMS, we may apply to transfer our common stock to the Nasdaq SmallCap market. However, in order to transfer securities to the Nasdaq SmallCap Market, we would need to satisfy the continued inclusion requirements of that market, which include a minimum $1.00 bid price requirement. In recent weeks PVI has been unable to consistently meet the $1.00 minimum bid price requirement. If our common stock nevertheless were to trade on the Nasdaq SmallCap Market, or if it were not to trade on the Nasdaq Stock Market, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.

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

Item 3   Quantitative and Qualitative Disclosures About Market Risk

We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We work to ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at June 30, 2002 or June 30, 2001. Declines in interest rates over time will, however, reduce our interest income. Other than intercompany transactions between our domestic and foreign entities, we generally do not have significant transactions denominated in a currency other than the functional currency applicable to each entity.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On June 25, 2002, PVI entered into a Note Purchase and Security Agreement (the "Note Purchase Agreement") with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation. Pursuant to the Note Purchase Agreement, on June 25, 2002, in consideration of $5,000,000 in cash PVI issued to PVI Holding a $5,000,000 secured convertible note which bears interest at 10% per annum and matures on March 31, 2003. The holder may convert the note into PVI's common stock at any time prior to maturity at a price of $2.50 per share. If, prior to the maturity date, PVI sells shares of its common stock resulting in aggregate cash proceeds of at least ten million dollars ($10,000,000), it may convert the note into shares of its common stock at a price of $2.50 per share or, if such common stock is sold for an aggregate weighted average price of less than $1.00 per share, at such weighted average price. Pursuant to the Note Purchase Agreement PVI also issued to PVI Holding amended and restated warrants in replacement of the warrants which the Company issued to PVI Holding on September 20, 2001. The amended and restated warrants entitle PVI Holding to purchase 12,794,206.537 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006, and contain anti-dilution provisions which require an adjustment to the number of shares underlying the warrants and/or the exercise price upon the occurrence of certain events. This issuance of our securities was exempt from registration under the Securities Act of 1933 by virtue of
         Section 4(2) as a transaction not involving a public offering. The securities were issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the convertible promissory note and the warrant certificate. PVI Holding received adequate information about our business.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2001)

          3.2  Amended and Restated Bylaws (Incorporated by reference to Exhibit
               3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)

          4.1 Warrant Certificate, dated as of March 26, 2002, issued to SciDel Technologies, Ltd. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 29,
               2002).

          4.2 Amended and Restated Warrant Certificate, dated as of June 25, 2002, issued to PVI Holding, LLC (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 9, 2002)

         10.1* Note Purchase and Security Agreement, dated as of June 25, 2002, made by and between the Company and PVI Holding, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 9, 2002)

          10.2 Convertible Promissory Note Agreement, dated as of June 25, 2002, issued to PVI Holding, LLC (Incorporated by reference to Exhibit
               10.2 to the Company's Current Report on Form 8-K filed on July 9,
               2002)

         10.3* Amended and Restated L-VIS(R) System License Agreement, dated as of June 25, 2002, by and between the Company and Cablevision Systems Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 9, 2002).

         10.4* Amended and Restated Joint Collaboration and License Agreement, dated as of June 25, 2002, by and between the Company and Cablevision Systems Corporation (Incorporated by reference to
               Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 9, 2002)

          10.5 Proprietary Information Escrow Agreement, dated as of June 25, 2002, by and among the Company, Cablevision Systems Corporation, and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 9, 2002)

          10.6 Option Agreement, dated as of June 25, 2002, issued to Cablevision Systems Corporation (Incorporated by reference to
               Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 9, 2002)

          10.7 iPoint(TM) Technology License Agreement, dated as of June 25, 2002, by and between the Company and Cablevision Systems Corporation (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 9, 2002)

          10.8 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and David Sitt, as amended.

          10.9 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and Roberto Sonabend, as amended.

         10.10 Employment Agreement by and between the Company and Mervyn Trappler, dated as of April 25, 2002 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002).

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          *    Confidential treatment requested

          (b)  Reports on Form 8-K

          On May 15, 2002, PVI filed an amended current report on Form 8-K/A for the purpose of amending its current report on Form 8-K dated March 26, 2002, and filed March 29, 2002, which reported the acquisition of substantially all of the assets of SciDel Technologies, Ltd., to add
          Item 7 consisting of financial statements for SciDel Technologies, Inc. and an unaudited pro forma condensed combined balance sheet and statement of operations.

          On July 9, 2002, PVI filed a current report on Form 8-K, dated June 25, 2002, announcing the execution of a Note Purchase and Security Agreement with PVI Holding, LLC and the consummation of the transactions contemplated thereby.

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Princeton Video Image, Inc.



          August 14, 2002                  By: /s/ David Sitt
                                               -----------------------
                                               David Sitt
                                               Co-Chief Executive Officer



          August 14, 2002                  By: /s/ Roberto Sonabend
                                               -----------------------
                                               Roberto Sonabend
                                               Co-Chief Executive Officer



          August 14, 2002                  By: /s/ Lawrence L. Epstein
                                               -----------------------
                                               Lawrence L. Epstein,
                                               Chief Financial Officer
                                               Chief Financial Officer and
                                               Treasurer
                                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2001)

3.2                Amended and Restated Bylaws (Incorporated by reference to
                   Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)

4.1 Warrant Certificate, dated as of March 26, 2002, issued to SciDel Technologies, Ltd. (Incorporated by reference to
                   Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 29, 2002).

4.2 Amended and Restated Warrant Certificate, dated as of June 25, 2002, issued to PVI Holding, LLC (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 9, 2002)

10.1* Note Purchase and Security Agreement, dated as of June 25, 2002, made by and between the Company and PVI Holding, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 9, 2002)

10.2 Convertible Promissory Note Agreement, dated as of June 25, 2002, issued to PVI Holding, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 9, 2002)

10.3* Amended and Restated L-VIS(R)System License Agreement, dated as of June 25, 2002, by and between the Company and Cablevision Systems Corporation (Incorporated by reference to
                   Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 9, 2002).

10.4* Amended and Restated Joint Collaboration and License Agreement, dated as of June 25, 2002, by and between the Company and Cablevision Systems Corporation (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 9, 2002)

10.5 Proprietary Information Escrow Agreement, dated as of June 25, 2002, by and among the Company, Cablevision Systems Corporation, and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 9, 2002)

10.6 Option Agreement, dated as of June 25, 2002, issued to Cablevision Systems Corporation (Incorporated by reference to
                   Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 9, 2002)

10.7 iPoint(TM)Technology License Agreement, dated as of June 25, 2002, by and between the Company and Cablevision Systems Corporation (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 9, 2002)

10.8 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and David Sitt, as amended.

10.9 Summary of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and Roberto Sonabend, as amended.

10.10 Employment Agreement by and between the Company and Mervyn Trappler, dated as of April 25, 2002 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002).

99.1               Certification pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002

*    Confidential treatment requested