Form 10-Q
period 2002-09-30
PRINCETON VIDEO IMAGE INC
filed 2002-11-14
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The aggregate number of shares of the issuer's common stock outstanding on November 11, 2002 was 18,487,802.

Part I - Financial Information
Item 1   Financial Statements

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      For the three months ended       For the nine months ended
                                                            September 30,                    September 30,
                                                     ----------------------------    ----------------------------
                                                         2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------
Royalties and license fees                           $    269,541    $    952,919    $    470,484    $  2,133,049
Advertising and production revenue                      1,580,918         705,988       6,398,086       1,588,727
                                                     ------------    ------------    ------------    ------------
               Total revenue                            1,850,459       1,658,907       6,868,570       3,721,776
Costs and expenses:
   Sales and marketing                                  1,805,039         847,669       6,454,326       2,650,218
   Product development                                    897,309         696,182       2,904,070       2,120,231
   Field operations and support                           921,510       1,399,290       3,596,405       3,933,704
   General and administrative                           1,410,467         811,619       5,133,530       3,603,327
   Severance and other charges                            411,111              --         656,611              --
                                                     ------------    ------------    ------------    ------------
               Total costs and expenses                 5,445,436       3,754,760      18,744,942      12,307,480
Operating loss                                         (3,594,977)     (2,095,853)    (11,876,372)     (8,585,704)
   Other (expense), net                                  (468,892)       (282,222)       (442,222)       (248,269)
   Interest (expense) income, net                      (1,293,369)         26,453      (1,325,027)        310,409
   Losses from equity investment                          (63,004)        (67,526)       (196,679)       (181,769)
                                                     ------------    ------------    ------------    ------------
Net loss before income taxes and minority interest     (5,420,242)     (2,419,148)    (13,840,300)     (8,705,333)
    Income taxes                                          (72,056)             --        (177,640)             --
    Minority interest                                          --          49,603              --         197,255
                                                     ------------    ------------    ------------    ------------
Net loss                                               (5,492,298)     (2,369,545)    (14,017,940)     (8,508,078)
Accretion of preferred stock dividends                     (1,730)         (1,730)         (5,189)         (5,190)
                                                     ------------    ------------    ------------    ------------
Net loss applicable to common stock                  $ (5,494,028)   $ (2,371,275)   $(14,023,129)   $ (8,513,268)
                                                     ============    ============    ============    ============

Basic and diluted net loss per share                 ($      0.30)   ($      0.19)   ($      0.77)   ($      0.72)
                                                     ============    ============    ============    ============
Weighted average number of shares of
        common stock outstanding                       18,487,802      12,620,249      18,102,006      11,832,733
                                                     ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                   September 30,    December 31,
                                                        2002            2001
                                                   -------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents                       $   2,705,388   $   8,360,353
   Restricted securities held to maturity                 63,476          63,476
   Accounts receivable                                 1,465,747       2,298,897
   License rights                                             --          50,000
   Prepaid airtime                                     2,228,601       2,713,533
   Prepaid Cablevision discounts                       2,075,380              --
   Other current assets                                  670,123         887,795
                                                   -------------   -------------
            Total current assets                       9,208,715      14,374,054
Property and equipment, net                            2,008,948       2,856,733
Patents, net                                           1,198,447         527,682
Identifiable intangibles, net                          3,788,918       3,024,167
Goodwill                                               6,810,989       5,339,244
Investment in/Advances to Revolution Company LLC         381,919         567,795
Cablevision deferred revenue credit                           --       4,350,261
Other assets                                             313,095         180,392
                                                   -------------   -------------
                 Total assets                      $  23,711,031   $  31,220,328
                                                   =============   =============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses           $   5,665,494   $   5,999,393
   Accounts payable to television networks             1,775,655       4,360,372
   Advertising and production advances                   870,827              --
   Secured convertible debt                            4,886,052              --
   Notes payable                                       1,782,100       1,090,608
   Payable to Presencia                                  674,760         637,465
   Unearned revenue                                       96,586         179,436
                                                   -------------   -------------
            Total current liabilities                 15,751,474      12,267,274
Refundable Cablevision advance payment                 3,627,790              --
Unearned revenue                                          68,173         184,833
Cablevision advance payments                                  --       7,500,000
Other liabilities                                        175,102          42,511
                                                   -------------   -------------
            Total liabilities                         19,622,539      19,994,618
                                                   -------------   -------------


          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                            September 30,   December 31,
                                                                                                2002            2001
                                                                                            -------------   ------------
Commitments and contingencies
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized, issued and outstanding 11,363 shares at December 31, 2001 and September 30, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)         81,052          78,751
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized, issued and outstanding 12,834 shares at December 31, 2001 and September 30, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)         97,850          94,963
                                                                                            ------------    ------------
            Total redeemable preferred stock                                                     178,902         173,714
Stockholders' Equity:
   Common stock, $.001 par value, authorized 60,000,000 shares; 17,130,865 and
     18,487,802 shares issued and outstanding, net of 279,366 and 214,040
     treasury shares at par at December 31, 2001 and September 30, 2002, respectively             18,488          17,131
   Additional paid-in capital                                                                 86,879,428      80,488,924
       Deferred compensation                                                                          --         (81,926)
       Other comprehensive loss                                                                  425,289          23,542
   Accumulated deficit                                                                       (83,413,615)    (69,395,675)
                                                                                            ------------    ------------
            Total stockholders' equity                                                         3,909,590      11,051,996
                                                                                            ------------    ------------
                 Total liabilities, redeemable preferred stock,
                 and stockholders' equity                                                   $ 23,711,031    $ 31,220,328
                                                                                            ============    ============

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
Cash flows from operating activities:
   Net loss                                                                        $(14,017,940)   $ (8,508,078)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
              Amortization of unearned revenue                                         (315,106)       (216,578)
              Depreciation expense                                                    1,155,508       1,297,010
              Amortization of intangibles/license rights                                750,712         543,115
              Amortization of deferred compensation                                      81,926              --
              Non-cash charges associated with stock, warrant and option grants         325,004         199,362
              Non-cash loss from impairment of securities                                    --         316,433
              Non-cash interest from related party notes                                     --        (379,427)
              Losses from equity investments                                            196,679         181,769
              Gain on sale of fixed assets                                              (18,283)             --
              Non-cash promotion expense                                                 50,000              --
              Non-cash interest expense                                               1,159,466              --
              Non-cash transfer of inventory to Cablevision                              73,290              --
              Provision for doubtful accounts                                            79,201              --
              Minority interest                                                              --        (197,255)
      Changes in assets and liabilities (net of effects of acquisitions):
                   Trade accounts receivable                                            700,899        (674,151)
                   Prepaid airtime                                                      268,439              --
                   Other current assets                                                 225,399         417,323
                   Cablevision deferred revenue credit and deferred
                     royalty payment, net                                                    --       3,149,739
                   Other assets                                                         (25,382)        (36,467)
                   Accounts payable and accrued expenses                               (740,538)       (103,104)
                   Accounts payable to television networks                           (1,421,041)             --
                   Advertising and production advances                                  903,992              --
                   Unearned revenue                                                     106,666         230,206
                   Payable to Presencia                                                  28,278              --
                   Other liabilities                                                    (14,731)         (1,311)
                                                                                   ------------    ------------
                   Net cash used in operating activities                            (10,447,562)     (3,781,414)
                                                                                   ------------    ------------

Cash flows from investing activities:
   Investment in/Advances to Revolution Company LLC                                     (10,803)             --
   Acquisition costs                                                                   (349,231)       (468,921)
   Purchases of property and equipment                                                 (225,312)       (724,228)
   Proceeds from the sale of fixed assets                                                50,157              --
   Purchases of license rights                                                               --        (400,000)
   Increase in patents                                                                  (46,228)        (50,382)
                                                                                   ------------    ------------
                 Net cash used in investing activities                                 (581,417)     (1,643,531)
                                                                                   ------------    ------------

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
Cash flows from financing activities:
   Proceeds from sales of common stock, net                                                  --      12,827,787
   Proceeds from option exercises                                                         5,705              --
   Proceeds from issuance of convertible debt, net                                    4,925,000              --
   Capitalized financing costs                                                          (50,000)             --
   Cash received from related party notes receivable                                         --          66,973
                                                                                   ------------    ------------
              Net cash provided by financing activities                               4,880,705      12,894,760
                                                                                   ------------    ------------

              Net increase (decrease) in cash and cash equivalents                   (6,148,274)      7,469,815
Foreign exchange impact on cash                                                         493,309          (4,232)
Cash and cash equivalents at beginning of period                                      8,360,353       2,418,937
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $  2,705,388    $  9,884,520
                                                                                   ============    ============

Supplemental cash flow information:
     Additional fair value of warrant and debt given to Cablevision (see note 4)   $  2,415,283    $         --
     Non-cash exchange of iPoint license and equipment for
           reduction of advance payments net of deferred revenue credit            $   (497,788)   $         --
     Fair value of warrants/stock issued for acquisition of SciDel                 $  3,335,733    $         --
     Other non-cash acquisition costs for SciDel                                   $     72,869    $         --
     Stock issued for royalty payment                                              $         --    $    196,861

          See accompanying notes to consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Princeton Video Image, Inc. ("PVI") is a developer of virtual image technology that enables the insertion of computer-generated images into live or pre-recorded video broadcasts. Through its patented computer vision technology, Live Video Insertion System ("L-VIS(R)"), PVI has provided virtual advertisements and programming enhancements for thousands of telecasts worldwide. The L-VIS(R) advanced software and hardware platform incorporates virtual images, ranging from corporate logos to sophisticated three-dimensional animated video, into both live and pre-recorded broadcasts.

In the United States, PVI is in the process of migrating its technology from camera-based systems, which are more expensive to build and operate, to less expensive and easier to integrate "vision"-based technology, where the L-VIS(R) platform resides downstream in the broadcast studio. Camera systems utilize information from a broadcast camera in order to insert an image into a video stream, which requires the costly enterprise of trucking equipment and crews to the event. This migration is expected to substantially reduce PVI's cost of goods sold in the US. In Mexico, which is PVI's largest market, 100% of the revenue is generated by downstream, vision-based systems.

In collaboration with Cablevision, PVI has developed iPoint(TM). iPoint(TM) takes half of PVI's L-VIS(R) system and puts it in a set-top-box. This enables in-program broadcast advertising to be targeted to individual homes with customized video feeds delivered via cable, satellite, or online transmission.

PVI's sales and marketing strategy is focused on enhancing the company's current relationships with its key constituents, which include rights holders, syndicators, leading advertising agencies, sports leagues, and prominent corporate sponsors, through a process of educating key decision-makers on the inherent value of the company's offering. Accordingly, management emphasizes a program of substantial personalized interaction between the company's sales, marketing, product development, and engineering teams and those organizations that will either adopt PVI's technology or influence the decision makers.

PVI's marketing approach is to demonstrate that virtual advertising can create incremental advertising inventory for broadcasters which they can use to generate incremental ad revenues. PVI then participates in the new revenue stream created by virtual advertising as opposed to being a source of additional production cost.

We market our services on a worldwide basis through licensing and royalty agreements, and through our wholly owned subsidiaries Publicidad Virtual, S.A. de C.V. ("Publicidad") headquartered in Mexico City, Mexico and, Princeton Video Image Israel, Ltd. ("PVI Israel") headquartered in Ra'ananna, Israel.

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

We are subject to a number of risks common to companies in similar states of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the successful integration of acquired businesses and the need to raise additional funds to support our business operations. Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $14.0 million and $7.0 million for the nine months ended September 30, 2002 and the six months ended December 31, 2001, respectively. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use our services, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2001, as amended, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our stockholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate or satisfy our liabilities, planned operations may be scaled back or terminated. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may continue to delay or eliminate some expenditures, discontinue or further restructure operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to continue or expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken steps to reduce expenses, restructure operations and improve profitability. On June 25, 2002, PVI raised $5 million through the issuance of a secured convertible note and amendment of existing warrants previously issued to PVI Holding, LLC, a subsidiary of Cablevision (See Note 4, Cablevision). Our management is in the process of seeking additional financing with both institutional and strategic investors. There is no assurance, however, that any such transactions will be completed, or if they are completed, that they will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations. If we are unable to raise $10 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003, Cablevision has the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value. If the option is exercised, we will only be able to use or commercialize our technology outside of the US, unless we obtain a US license from Cablevision.

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

Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 21,360,170 and 17,784,610 shares of common stock that were outstanding at September 30, 2002 and 2001, respectively, were not included in diluted per share calculations, as their effect would be antidilutive. In addition, the accretion of preferred dividends, which could be paid out in common stock, was not material for the periods presented.

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

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)", costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. We will adopt SFAS No. 146 for restructuring beginning after January 1, 2003.

4. CABLEVISION

On June 25, 2002, PVI entered into a Note Purchase and Security Agreement (the "Note Purchase Agreement") with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation. Pursuant to the Note Purchase Agreement, on June 25, 2002, in consideration of $5,000,000 in cash PVI issued to PVI Holding a $5,000,000 secured convertible note, which bears interest at 10% per annum and matures on March 31, 2003. The note is secured by all of PVI's assets. The holder may convert the note into PVI's common stock at any time prior to maturity at a price of $2.50 per share. If, prior to the maturity date, PVI sells shares of its common stock resulting in aggregate cash proceeds of at least ten million dollars ($10,000,000), PVI may convert the note into shares of its common stock at a price of $2.50 per share or, if such common stock is sold for an aggregate weighted average price of less than $1.00 per share, at such weighted average price. Pursuant to the Note Purchase Agreement, PVI also amended the warrants that the Company issued to PVI Holding on September 20, 2001. The amendment entitles PVI Holding to purchase 12,794,207 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006, and contain anti-dilution provisions that require an adjustment to the number of shares underlying the warrants and/or the exercise price upon the occurrence of certain events.

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

b) The L-VIS License Agreement was amended to reduce charges for certain services, and to provide, among other amendments, that PVI would be obligated to refund any unused portion of the Cablevision advance payment if Cablevision doesn't purchase products and services or generate royalty payments in the following amounts by the following dates:

      - The unused portion of $1 million must be refunded if unused by June 30,2004

      - The unused portion of $2.5 million must be refunded if unused by June 30, 2005

      -     The entire unused balance must be refunded if unused by January 1,
            2006

c) PVI also granted Cablevision the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value if PVI is unable to raise $10 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003. If the option is exercised, we will only be able to use or commercialize our technology outside of the US, unless we obtain a US license from Cablevision.

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

As part of the June 25, 2002 modifications to our License Agreement with Cablevision, we transferred to Cablevision a fully paid, royalty free, perpetual license of our iPoint technology and inventory with an agreed upon combined value of $3.8 million, and reduced the Cablevision advance payments balance from $7.5 million to $3.6 million. We also agreed to repay the remaining balance of the advance payments in the event that Cablevision does not meet the purchase levels described above. A net charge of $498 thousand resulting from the elimination of the deferred revenue credit of $4.3 million and reduction in the advance payments balance of $3.8 million has also been recorded as a prepaid discount to Cablevision.

The prepaid discount to Cablevision is being recognized as a dollar-for-dollar reduction in revenues from Cablevision; however, to the extent that straight-line amortization over the nine-month period to maturity of the convertible debt exceeds the amount recognized as a revenue reduction in any quarter, such excess will be recorded currently as interest expense. For the nine months ended September 30, 2002, $1,289,000 was recognized as interest expense for amortization of the discount, fair value accretion, and stated interest.

5. SCIDEL ACQUISITION

On February 27, 2002, we entered into an asset purchase agreement with SciDel Technologies, Ltd., an Israeli corporation, and its subsidiary, SciDel USA Ltd (collectively, "SciDel"). On March 26, 2002, we completed the transaction, whereby Adco Imaging Ltd. ("Adco"), a newly created Israeli wholly owned subsidiary of PVI, obtained certain assets and liabilities of SciDel. In April

2002, Adco changed its name to Princeton Video Image Israel, Ltd. ("PVI Israel"). SciDel, which had been engaged in the development and marketing of a system that enables television broadcasters and the Internet to integrate advertisements into live and pre-recorded televised sports events, sold certain of its assets to us and we intend to continue to use the assets for this same purpose. PVI's primary reasons for acquiring these assets included the value of SciDel's patent portfolio, its sales relationships, including existing contracts in Europe, and the know-how of the R&D personnel we retained. The acquisition, which was a stock-for-assets transaction, was recorded using the purchase method of accounting. The total purchase price of SciDel was approximately $3.8 million and consisted of the following:

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
                                                                      ----------
                       Total purchase price
                                                                      $3,757,833
                                                                      ==========

The warrants are exercisable at $9.00 per share and have an expiration date five years from the date of acquisition. The fair value of the warrants was determined using a Black-Scholes calculation based on the following assumptions in addition to the exercise price and exercise period:

Stock price at time of grant:                                          $   1.85
Risk-Free Interest rate:                                                  4.285%
Volatility                                                                  113%

An allocation of the purchase price over the historical book values of the acquired assets and assumed liabilities of SciDel has been made as follows:

Net book value of purchased SciDel assets & liabilities               $  146,088
Fair value adjustments:
  Patents-10 year life                                                   760,000
  Software Technology-10 year life                                     1,130,000
  Customer Relationships-4 year life                                     250,000
  Goodwill-indefinite life                                             1,471,745
                                                                      ----------
Total fair value adjustments                                           3,611,745
                                                                      ----------
                                                                      $3,757,833
                                                                      ==========

The purchase of SciDel has been recorded with an effective date of March 26, 2002, and thus is included in operations from then forward.

For the nine months ended September 30, 2002, amortization expense of the intangible assets identified as part of the SciDel acquisition was $125,750.

The following is a proforma summary of the results of operations as if the acquisitions of SciDel and Publicidad had been completed on January 1, 2001:


                                                For the three months ended
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
Revenues                                    $  1,850,459         $  3,004,973
Net Loss                                    $ (5,492,298)        $ (5,539,362)
Net Loss Applicable to Common Stock         $ (5,494,028)        $ (5,541,092)
Basic and diluted net loss per share
    applicable to common stock              $      (0.30)        $      (0.34)
Weighted average number of shares
     of common stock outstanding              18,487,802           16,140,210

Note -- A charge of $411,111 for severance and other charges was included in the quarter ended September 30, 2002 with no corresponding charge in the quarter ended September 30, 2001. Likewise, a reversal of a compensation charge of $309,087 relating to the option repricing (see note 13) was included in the quarter ended September 30, 2001 with no corresponding transaction in September 30, 2002.

                                               For the nine months ended
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
Revenues                                    $  6,966,570         $  8,326,315
Net Loss                                    $(14,509,820)        $(17,065,651)
Net Loss Applicable to Common Stock         $(14,515,009)        $(17,070,841)
Basic and diluted net loss per share
    applicable to common stock              $      (0.79)        $      (1.09)
Weighted average number of shares
     of common stock outstanding              18,459,784           15,650,289

Note -- A charge of $656,611 for severance and other charges was included in the nine months ended September 30, 2002 with no corresponding charge in the nine months ended September 30, 2001.

6. SEVERANCE AND OTHER CHARGES

In 2002, we recorded $656,611 of additional severance and facility shutdown expenses as a result of the continued streamlining of our operations in Belgium, Brazil and the United States. During the nine months ended September 30, 2002, a total of nine, six and nineteen positions were eliminated in our European, Brazilian and domestic offices, respectively, representing 100%, 100% and approximately 29% of the total workforce in the respective regions.

The following table displays the activity and balances of the restructuring reserve account from January 1, 2002 to September 30, 2002:

                                                       Type of Cost
                                   -----------------------------------------------------
                                     Employee            Facility
                                    Separations          Closings              Total
                                   -------------       -------------       -------------
Balance at January 1, 2002         $     980,983       $      78,979       $   1,059,962
Additions                                536,643             119,968             656,611
Deductions                              (615,582)           (135,490)           (751,072)
                                   -------------       -------------       -------------
Balance at September 30, 2002      $     902,044       $      63,457       $     965,501
                                   =============       =============       =============

Of the total balance remaining in the restructuring reserve, approximately $319,000 will be paid out during the remainder of our fiscal year ending December 31, 2002, with $335,000 and $312,000 being paid out in the fiscal years ending December 31, 2003 and 2004, respectively.

7. EMPLOYEE RIGHTS UPON TERMINATION

Israeli law requires the payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The calculation of severance pay liability is recorded at each balance sheet date on an undiscounted basis. The balances of approximately $143,000 at September 30, 2002 and $0 at December 31, 2001 were included in other liabilities. A corresponding asset, consisting of restricted cash, had a balance of approximately $107,000 at September 30, 2002 and $0 at December 31, 2001 is included in other assets.

8. ADVERTISING AND PRODUCTION ADVANCES

Advertising and production advances arise from prepayments by and contractual advance billings to advertisers for the use of future virtual airtime. These advances are reduced as airtime is used for virtual insertions.

9. NOTES PAYABLE

On June 13, 2002, Publicidad signed a promissory note to restructure its original debt with a Mexican bank whereby Publicidad will pay 1,000,000 Mexican pesos (approximately $100,000) per month for ten months, starting October 7, 2002. The note is guaranteed by Presencia (see footnote 16). Monthly interest is payable at the end of each period at a variable rate based on the interbank rate in Mexico plus three points (12.175% at September 30, 2002). Proceeds from the loan are being used to fund the installment payments due to Televisa and TV Azteca. The balance of the note payable at September 30, 2002 and December 31, 2001 was $982,100 and $1,090,608, respectively.

On September 12, 2002, Publicidad, a wholly owned subsidiary of PVI, signed a promissory note payable to Televisa for $800,000. The note has a variable interest rate based on the interbank rate in Mexico plus 2.5 points (11.675% at September 30, 2002). The payments on the note are due based on the following schedule: $300,000 on September 30, 2002, $250,000 on October 15, 2002 and
$250,000 on November 15, 2002. The interest on the loan is applied based on the days past due for each amount owed. Although paid after their due dates, the entire September 30, 2002 balance has been paid and $50,000 of the October 15, 2002 balance has been paid as of November 12, 2002.

10. PAYABLE TO PRESENCIA

As a result of the merger with Publicidad, Publicidad entered into a consulting services agreement with Presencia (see footnote 16) through December 31, 2004. Pursuant to the agreement, Presencia will render consulting services to Publicidad and receive compensation in the form of a contingent service fee and a commission override fee. The consulting services include guidance, advice and assistance in the development of Publicidad's existing and prospective customers and the development and maintenance of relationships with third parties to accomplish Publicidad's business objectives. In addition, under the terms of a letter agreement in consideration of the Reorganization Agreement and the transactions contemplated, Publicidad was obligated to pay Presencia 2,000,000 Mexican Pesos (approximately $218,000). The balance payable to Presencia under these agreements was $674,760 and $637,465, on September 30, 2002 and December 31, 2001, respectively. Publicidad paid $1,020,000 to Presencia in calendar 2001 and approximately $279,000 as of September 30, 2002 pursuant these agreements.

11. GUARANTEE OF PERFORMANCE BOND

In May 2002, PVI executed a guarantee of a performance bond purchased by Publicidad. The performance bond guarantees advertisers who prepay Publicidad that, if the advertiser fails to receive virtual advertising services in the full amount of the advertiser's prepayment, the unused balance will be refunded. As of September 30, 2002, the unused balance protected by the performance bond was $383,805, which is included as a portion of the advertising and production advances on the balance sheet.

12. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of total comprehensive income. Comprehensive losses for the three and nine months ended September 30, 2002 and 2001 was as follows:

                                               For the three months ended
                                            September 30,        September 30,
                                                2002                 2001
                                            -------------        -------------
Net loss                                    $ (5,492,298)        $ (2,369,545)
Foreign currency translation adjustments         335,294              (90,820)
Unrealized gain (loss) on investments                                 185,057
                                            ------------         ------------
Comprehensive loss                          $ (5,157,004)        $ (2,275,308)
                                            ============         ============

                                                For the nine months ended
                                            September 30,        September 30,
                                                2002                 2001
                                            -------------        -------------
Net loss                                    $(14,017,940)        $ (8,508,078)
Foreign currency translation adjustments         401,747              100,829
Unrealized gain (loss) on investments                                 (17,177)
                                            ------------         ------------
Comprehensive loss                          $(13,616,193)        $ (8,424,426)
                                            ============         ============

13. STOCKHOLDERS' EQUITY

The company uses a Black-Scholes calculation to determine the fair value of options and warrant agreements issued by the Company. The Black-Scholes value is calculated using the following variables and assumptions:

      - The exercise price of the warrant or option is the price per share set forth in the agreement;

      - The exercise period is the term of the option or warrant set forth in the agreement

      - The stock price is the closing price of PVI stock on the last trading day prior to the date of the grant;

      - The risk-free rate is the US Treasury interest rate for the exercise period; and

      - The volatility is the percent volatility of PVI stock as used by the company at the time of the grant.

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

In connection with the Stock and Warrant Purchase Agreement we entered into with Cablevision in 2001, a warrant to purchase 11,471,908 shares of our common stock was issued to PVI Holding. This warrant was exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively.Pursuant to the terms of the warrant, the number of shares purchasable upon exercise of the warrant is automatically adjusted upon any issuance of common stock by us so that the warrant represents the right to purchase the same percentage of outstanding shares before the issuance as after. Accordingly, a warrant adjustment to purchase an additional 427,513 shares of our common stock was made on November 8, 2001, the date of the sale to Presencia of 615,385 shares of common stock, and another warrant adjustment to purchase an additional 894,785 shares of our common stock was made on March 26, 2002, the date of the issuance of 1,288,000 shares of our common stock to SciDel Technologies, Ltd. As described in Note 4, on June 25, 2002, PVI entered into a Note Purchase Agreement with PVI Holding, pursuant to which PVI amended these warrants so that they entitle PVI Holding to purchase 12,794,206.537 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006. The effect of this warrant amendment is described in Note 4.

On February 2, 2001, our Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. A total of 1,406,998 options held by employees and members of the Board of Directors were repriced. In accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25", the repriced options are subject to variable accounting. For the three-month and nine-month periods ending September 30, 2002, there were no adjustments to earnings because the closing price of our common stock was less than the exercise price of $4.375. For the three months ending September 30, 2001, a $309,000 adjustment to earnings was taken to reverse a charge taken to adjust the options to fair value in the immediately preceding quarter. For the nine-month period ending September 30, 2001, the net effect of these charges was zero.

In December 2001, the Compensation Committee of the Board of Directors authorized the issuance of a ten-year option to purchase up to 30,000 shares of common stock to Emilio Romano (see Note 16), a member of our Board of Directors, for services provided under a consulting agreement, which expired on May 15, 2002. Under the terms of the agreement, Mr. Romano earned an option to purchase 5,000 shares of common stock for each full month of service. Each option grant was issued on the tenth day of the month following the month of service, was fully exercisable on the date of grant, and at an exercise price equal to the fair market value of our common stock on the date of grant. In accordance with this agreement, Mr. Romano received an option to purchase 5,000 shares of common stock on each of January 10, February 10, March 10, April 10, May 10 and June 10, 2002 at an exercise price of $2.22, $1.51, $1,77, $1.53, $1.13 and $1.05, respectively. Using the Black Scholes valuation method, a charge of $29,385 was recorded for the nine months ended September 30, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the issuance of an option to purchase up to 120,000 shares of common stock to a third party consultant. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service, a per share exercise price of $2.44 and a term of eight years. Using the Black Scholes valuation method, a charge of $60,335 was recorded for the nine months ended September 30, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the extension of the exercise period for an option grant previously issued to a former employee of PVI. This option grant, issued for consulting services, was valued using the Black Scholes valuation method and a charge of $10,698 was recorded for the nine months ended September 30, 2002. The options expired unexercised in April 2002.

In January 2002, our management authorized the issuance of an option to purchase up to 30,000 shares of common stock to a third party consultant at the rate of 5,000 shares per full month of service. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service and have a term of three years.Using the Black Scholes valuation method, a charge of $20,513 was recorded for the nine months ended September 30, 2002.

In January 2002, the Compensation Committee of the Board of Directors approved the creation of a discretionary option pool of 100,000 options, pursuant to the 1993 Amended Stock Option Plan, to be awarded during calendar year 2002, on a discretionary basis, to individuals who are employees or consultants of PVI at the time of grant, in recognition of extraordinary performance or in connection with the execution of an initial or amended employment or consulting agreement. As of September 30, 2002, options to purchase a total of 72,166 shares of common stock had been granted from this pool. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

In March 2002, the Board of Directors authorized to grant to each of our co-Chief Executive officers ("co-CEO"), an option to purchase 10,000 shares of common stock, up to a maximum of 60,000 options each, for each calendar month of service as co-CEO (subject to pro-ration for any shorter period). Each option will be fully vested on the date of grant, have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. As of September 30, 2002, each co-CEO had received options to purchase 97,667 shares of common stock. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

On July 1, 2002, pursuant to the formula award provisions of PVI's Amended 1993 Stock Option Plan, each of the ten members of PVI's Board of Directors received an option to purchase 10,000 shares of PVI common stock at an exercise price of $1.07. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of grant. The options will vest in twelve equal monthly installments.

In July 2002, the Board of Directors authorized the issuance of options to purchase an aggregate of 114,500 shares of PVI's common stock for an exercise price of $1.00 per share to certain senior managers whose salaries were reduced. No compensation expense was recorded in connection with these transactions as the exercise price of the options was greater than the fair market value of our common stock on the date of each grant.

In connection with an agreement to provide digital product insertion effective September 1, 2002, PVI agreed to grant its contract partner warrants to purchase 739,512 shares of PVI common stock at $2.50 per share. The warrants will be exercisable for five years from the date of issuance and will vest in four separate equal tranches. The first tranche vested upon the effective date of the agreement. The second tranche vested on September 26, 2002 the date on which we determined that the client used commercially reasonable efforts to a) secure permissions and approvals for, and b) to sell product insertions. The third tranche will vest provided $5,000,000 worth of advertising sales has been achieved by December 31, 2003. The fourth tranche will vest upon the sale of product insertion into a specific television program by the client. The vesting criteria for the first and second tranches were met during the three months ended September 30, 2002. Because PVI's obligation to issue warrants arose during the three months ended September 30, 2002 and the vesting criteria for the first and second tranches were satisfied during that period, and no sales or term sheets had yet been executed, PVI has recorded in that period marketing and sales expense of $166,316 based on the Black Scholes calculation of the value of the warrants. The fair value of the remaining tranches, if vested, will be recorded as a discount and will offset related revenues.

In September 2002, the Compensation Committee of the Board of Directors approved the granting of 59,630 non-qualified options to a former employee to replace options which were due to expire as a result of the termination of his employment. Accordingly, we recorded a compensation expense of $3,616 to reflect the value of those options, which was determined using the Black-Scholes valuation method.

In September 2002, the Board of Directors approved the issuance of 457,000 options to new members of senior management according to the terms of their employment. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

14. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate on a worldwide basis in only one industry segment, real-time video imaging. This segment is broken out into geographical regions including the United States, Latin America, Europe and Israel.

Geographic information is as follows:

                            United         Latin
                            States         America           PVI             PVI                         Consolidated
                             PVI          Publicidad        Europe          Israel       Eliminations       Total
                         ------------    ------------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2002
Revenue from external
customers                $    823,097    $    946,967    $         --    $     80,395    $         --    $  1,850,459
Inter-company revenues        504,848              --              --              --        (504,848)             --
Operating (loss)         $ (1,577,421)   $ (1,280,184)   $   (430,145)   $   (353,923)   $     46,696    $ (3,594,977)
                         ------------    ------------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2001
Revenue from external
customers                $  1,627,963    $         --    $     30,944    $         --    $         --    $  1,658,907
Inter-company revenues          9,284              --              --              --          (9,284)             --
Operating (loss)         $ (1,519,008)   $         --    $   (568,387)   $         --    $     (8,458)   $ (2,095,853)
                         ------------    ------------    ------------    ------------    ------------    ------------

                            United         Latin
                            States         America           PVI             PVI                         Consolidated
                             PVI          Publicidad        Europe          Israel       Eliminations       Total
                         ------------    ------------    ------------    ------------    ------------    ------------
NINE MONTHS ENDED
SEPTEMBER 30, 2002
Revenue from external
customers                $  1,601,165    $  5,072,960    $     67,762    $    126,683    $         --    $  6,868,570
Inter-company revenues      1,412,031              --              --              --      (1,412,031)             --
Operating (loss)         $ (7,292,081)   $ (2,668,951)   $ (1,411,837)   $   (678,720)   $    175,217    $(11,876,372)
                         ------------    ------------    ------------    ------------    ------------    ------------
NINE MONTHS ENDED
SEPTEMBER  30, 2001
Revenue from external
customers                $  3,620,359    $         --    $    101,417    $         --    $         --    $  3,721,776
Inter-company revenues         31,810              --              --              --         (31,810)             --
Operating (loss)         $ (6,928,713)   $         --    $ (1,648,533)   $         --    $     (8,458)   $ (8,585,704)
                         ------------    ------------    ------------    ------------    ------------    ------------

15. COMMITMENTS AND CONTINGENCIES

Under Israeli law, PVI Israel is committed to pay royalties to the government of Israel at the rate of 4-6% on the proceeds from the sale of products whose research and development has been supported by the government in the form of grants. The royalty commitment is limited in the aggregate to the amount of the grants we have received, plus interest.

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

Mr. Eduardo Sitt is also the President of the Board of Publicidad, our Mexican subsidiary. In September 2001, Publicidad entered into a consulting services agreement with Presencia, the term of which will extend through December 31, 2004. Pursuant to the consultant services agreement, Presencia will provide consulting services to Publicidad and is to receive compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's operating margins, as defined in the agreement. The consultant service agreement will renew automatically for one-year periods after the expiration of the initial term; however, the only fee payable after the expiration of the initial term is the commission override fee. Presencia received a payment of $1,020,000 from Publicidad in calendar 2001 pursuant to this agreement. In July 2002, a payment for the 2001 commission override fee of $60,093 was made to Presencia pursuant to this agreement. For the nine months ended September 30, 2002, we have incurred $369,000 in accrued contingent service fees and commission override fees payable to Presencia pursuant to this agreement.

On November 8, 2001, David Sitt and Roberto Sonabend were appointed interim Co-Chief Executive Officers of PVI for an initial period of six months. On July 17, 2002, David Sitt and Roberto Sonabend were authorized to continue to serve as interim co-CEO's of PVI for an additional twelve months, up to and including May 8, 2003. Also effective September 2001, David Sitt and Roberto Sonabend were hired to serve as Corporate Vice Presidents of Publicidad. David Sitt and Roberto Sonabend are also stockholders of Presencia.

On September 20, 2001, Emilio Romano, a Presencia shareholder, was appointed to the Board of Directors of PVI as a designee of Presencia. On November 15, 2001, we entered into a consulting agreement whereby Mr. Romano would provide consulting services with respect to our strategic planning and potential business development opportunities. In exchange for these services, Mr. Romano was paid a fee of $10,000 and a ten-year option to purchase 5,000 shares of common stock for each month of service provided. Each option grant is fully vested upon issuance and is priced at the closing market price on the date of grant. The value of the options issued to Mr. Romano was calculated using the Black Scholes method and a compensation charge of $29,385 was recorded for the nine months ended September 30, 2002. The consulting agreement expired May 15, 2002.

In July 2002, PVI engaged Broadband Capital Management LLC ("Broadband Capital") to serve as its non-exclusive financial advisor. Acorn Technology Fund, L.P. ("Acorn") is a member of Broadband Capital Holdings LLC (an affiliate of Broadband Capital), holding approximately 3% of the outstanding membership interests. One of our directors, John Torkelsen, is the Manager of Acorn Technology Partners, LLC, Acorn's General Partner. We paid Broadband $50,000 as a retainer. Additional compensation will be based on Broadband's success in securing financing for PVI.

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

18. SUBSEQUENT EVENTS

On October 9, 2002 PVI received a letter from the Staff of NASDAQ stating that the PVI had not met the $10 million stockholders' equity requirement for continued listing of its common stock on the Nasdaq National Market and that its common stock was, therefore, subject to delisting. PVI has appealed the Staff's determination to the NASDAQ Listing Qualifications Panel and a hearing is scheduled for November 21, 2002. During the appeals process, PVI's common stock will continue to trade on the Nasdaq National Market. PVI is also currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market and at the hearing must also demonstrate its ability to meet this requirement in order to maintain its listing. Management believes that PVI's ability to satisfy the standards for continued listing is contingent on its ability to secure additional financing before the hearing date.

Effective October 30,2002, the agreements between PVI and each of David Sitt and Roberto Sonabend regarding their service as interim co-Chief Executive Officers of PVI were amended to provide that the options to purchase shares of PVI common stock which were to be granted to each of them at the rate of 10,000 shares for each calendar month in which he serves as interim co-Chief Executive Officer through May 8, 2003, (subject to pro-ration for any shorter period) were granted as of October 30, 2002, subject to vesting at the rate of 10,000 shares for each calendar month (subject to pro-ration for any shorter period) in which he serves as interim co-Chief Executive Officer through May 8, 2003. The exercise price of the options is $0.51 per share, which was the fair market value of our common stock on the date of grant.

On October 23, 2002, we reached an agreement with a former executive of the company, whereby the terms of that former employee's severance package were renegotiated. In accordance with the settlement, the cash obligation was reduced and an option to purchase 250,000 shares of PVI Common Stock was granted. The option was fully vested upon the execution of the agreement, is exercisable for a period of four years at an exercise price of $1.00 per share, and has a Black Scholes value of $95,625. The net result will be a $523,788 reduction to the severance and other charges provision for the three month period ending December 31, 2002.

On October 31, 2002, Lawrence Epstein stepped down from his position as our Chief Financial Officer, VP Finance and Treasurer to pursue other opportunities. His role and responsibilities were assumed by James Green, who is now both the Chief Operating Officer and the acting Chief Financial Officer.

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

OVERVIEW

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the Live Video Insertion System ("L-VIS(R) System"), an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of September 30, 2002 and December 31, 2001 we had an accumulated deficit of approximately $83,376,000 and $69,396,000, respectively. This deficit is the result of product development expenses incurred in the development and commercialization of the L-VIS System and iPoint, an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of our technology and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur additional losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media service company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

We intend to focus our efforts on increasing market acceptance of our services by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the virtual first-down line in football, two- and three-dimensional ads on and off the field and the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Under a joint collaboration and license agreement entered into with Cablevision Systems Corporation, we intend to work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution. In order to increase our revenue generating user base and to expand into domestic and international markets, we are marketing our systems on a worldwide basis through licensing and royalty agreements and through our wholly owned subsidiaries, Publicidad Virtual, S.A. de C.V. ("Publicidad") and, as of March 26, 2002, Princeton Video Image Israel, Ltd.

Our sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting virtual advertising to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. Even in situations where we are not selling directly to advertisers we hope to create advertiser interest and demand by promoting the virtual advertising directly to potential advertisers as well as third party licensees. Therefore, we expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of our virtual advertising and imaging services, as well as various factors outside of our control. Such factors may include contractual restrictions on the use of video insertion technology, adverse publicity and news coverage and the inability of third party sales forces to sell virtual advertising.

We expect to continue generating revenue from ads sold by PVI, rights holders, or broadcasters that use our services. These revenues are expected to be shared with the rights holders and or broadcasters. Accordingly, in order to grow revenues from the use of our services, we will need to enter into additional agreements with rights holders and broadcasters. The agreements can take various forms, including revenue sharing agreements under which we receive a percentage of the fee paid by the advertisers and contractual arrangements whereby we receive an agreed upon fee for our services. We recognize revenues when the respective advertisement is inserted into a television broadcast. Due to the seasonal nature of sporting events, the revenue generated from the insertion of advertising or program enhancements in sports programming will fluctuate seasonally. This seasonality is moderated by the multi-sport capabilities of our technology and its increasing use in entertainment and other non-sports related programming.

In addition to the revenue arising from advertising and contractual arrangements, a second revenue source is the strategic licensing of our technology to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and we share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, we receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license. These license fees are recognized as revenue when all related commitments have been satisfied and the fee is considered collectible.

A third revenue source is fees paid for our services for the electronic insertion of visual aids in live sports and entertainment programming, such as a virtual first-down line in football games, and the use of logo and name branding during live weekday news programming. We also offer an advanced post-production product whereby we can place products or logos within existing, pre-recorded television programs, movie scenes or live television broadcasts. We recognize these revenues when earned, which is when the enhancement or visual aid is inserted into a live or pre-recorded television broadcast.

Because our operations relate to the continuing development and marketing of our services, we work to convince advertisers, broadcasters and broadcast rights holders of the value of those services. If we do not generate enough revenues to cover our operating expenses, we will have to either raise additional money or substantially reduce the scale of our operations. We may not be able to obtain additional financing on acceptable terms, or at all. If we cannot raise money, our business, financial condition and the results of our operations will be adversely affected.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2002 TO THE QUARTER ENDED SEPTEMBER 30, 2001

REVENUES. Revenues are earned from both advertisers' use of our services and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of our services outside the United States. Total revenues for the three months ended September 30, 2002 increased 12% to $1,850,459 from $1,658,907 for the three months ended September 30, 2001 primarily due to the acquisition of Publicidad in September 2001. Total royalties and license fees decreased 72% to $269,541 from $952,919 for the three months ended September 30, 2002 and 2001, respectively. Total advertising and production revenue increased 124% to $1,580,918 for the three months ended September 30, 2002 from $705,988 for the three months ended September 30, 2001. The increase in advertising and production revenues is due to revenue increases of approximately $1,163,000 primarily resulting from the consolidation of Publicidad and PVI Israel, the addition of the First Down Line to NFL preseason football games on CBS and the introduction of the branded First Down Line in CBS SEC college football games. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of these fluctuations. These increases in advertising and production revenue were partially offset by reductions of approximately $288,000, primarily due to reduced advertising revenue from the Indy Racing League for the 2002 season, and the non-renewal of our agreement with the San Diego Padres.

SALES AND MARKETING. Sales and marketing expenses include airtime expenses, salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the three months ended September 30, 2002 increased 113% to $1,805,039 from $847,669 for the three months ended September 30, 2001. This resulted primarily from our consolidation of Publicidad's sales and marketing expenses of approximately $887,000, which includes $530,000 for television airtime for virtual advertising in both sports and entertainment programming, and $160,000 in accrued contingent service fees and commission override fees payable to Presencia pursuant to their consulting services agreement with Publicidad, along with $197,000 in other marketing expenses. Also contributing to the increase was $176,000 of amortization expense related to the value of the intangible assets, including customer and distribution relationships and the Publicidad trade name, acquired in the acquisition of Publicidad, and $166,000 in warrant charges in connection with an agreement PVI entered into on September 1, 2002 to provide digital product insertion (see note 13). These increases were partially offset by a decrease of approximately $175,000 in fees charged to obtain certain international broadcast and programming rights, and approximately $75,000 due to the reduction in staff and the use of outside consultants.

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in product development activities to increase the capabilities of our hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 29% to $897,309 for the three months ended September 30, 2002 from $696,182 for the three months ended September 30, 2001, primarily due to the inclusion of approximately $119,000 for PVI Israel research costs, and an increase of approximately $115,000 in product development salaries and overhead-related costs due to the redeployment of resources.

FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of our systems for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of our systems in the field. Total field operations and support costs for the three months ended September 30, 2002 decreased 34% to $921,510 from $1,399,290 for the three months ended September 30, 2001 primarily due to reduced services for the Indy Racing League, the non-renewal of the San Diego Padres for the 2002 season, and lower production costs for ESPN Sunday Night Baseball games and CBS NFL First Down Line. Streamlining of our operations resulted in shorter on-site setup time required and the ability to provide our services with a reduced number of personnel resulting in a production cost savings of approximately $343,000. Also contributing to the decrease in costs is the decrease of $112,000 in license fees and lower depreciation expense for field equipment of $230,000. This decrease is partially offset by the inclusion of approximately $270,000 for Publicidad's production costs, and a total of $61,000 for PVI Israel's production costs and the costs associated with the sale of two L-VIS systems to Cablevision.

GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 74% to $1,410,467 for the three months ended September 30, 2002 from $811,619 for the three months ended September 30, 2001. This resulted primarily from the inclusion of approximately $536,000 for Publicidad's general and administrative costs, and $179,000 for PVI Israel. Another contributing factor is the reversal of $309,000 recorded in the September 30, 2001 quarter in non-cash compensation charges in relation to the repricing of employee stock options. These increases were offset by a reduction in salaries of $192,000 due to the redeployment and reduction of resources., along with a reduction in the restructuring accrual of $158,000, and Investor Relations and other general expenses which were $76,000 lower than the year-ago period.

SEVERANCE AND OTHER CHARGES. Total severance and other charges were $411,111 for the quarter ended September 30, 2002 as compared to $0 for the quarter ended September 30, 2001. This resulted from additional severance expense of $152,000 in the US from a staff reduction, $46,000 of shutdown costs for our Brazil office, and $213,000 of additional shutdown cost for our Belgium office (see note 6).

OTHER (EXPENSE), NET. Total other (expense), net was $468,892 for the three months ended September 30, 2002 as compared to $282,222 for the three months ended September 30, 2001. The increase was primarily a result of Publicidad's and PVI Europe's $487,000 foreign exchange loss on their US dollar denominated intercompany payables to the parent company. This increase was partly offset by an other-than-temporary loss of $316,000 on securities available for sale in the year-ago period.

INTEREST (EXPENSE) INCOME, NET. Total interest (expense) income, net was $1,293,369 for the three months ended September 30, 2002 as compared to $26,453 of interest income for the three months ended September 30, 2001. This increase is due to the $1,289,000 of interest expense related to the Cablevision transaction dated June 25, 2002 (see note 4), of which, $1,159,000 is non-cash, and the balance of which will either be paid in cash or PVI stock.

LOSSES FROM EQUITY INVESTMENT. Losses from equity investment decreased by 7% to $63,004 for the three months ended September 30, 2002 from $67,526 for the three months ended September 30, 2001 as a result of recording our share of the total net losses from our investment in the Revolution Company, LLC, which began operations in January 2001.

INCOME TAX EXPENSE. Income tax expense of $72,056 for the three months ended September 30,2002, was primarily a result of foreign withholding taxes on royalties from Publicidad.

MINORITY INTEREST. Accumulated losses in PVI Europe have reduced the minority interest to zero as of December 31, 2001. As such, no additional amounts are included in the three months ended September 30, 2002.

NET LOSS. As a result of the foregoing factors, our net loss increased 132% to $5,492,298 for the three months ended September 30, 2002 from $2,369,545 for the three months ended September 30, 2001.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting. A reversal of a compensation charge of $309,087 and $0 for the stock repricing was recorded during the three months ended September 30, 2001 and 2002, respectively. As of September 30, 2001, a reversal to the original charge was required as the closing price of our common stock on that date was less than the exercise price of $4.375. As of September 30, 2002, no charge was necessary as the closing price of our common stock on that date was less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

SEGMENT REPORTING. We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical business units based on office locations including the United States, Latin America, Europe and Israel. Total revenue in the United States decreased from $1.6 million to approximately $823,000 whereas revenue in Latin America increased from $-0- to $947,000 for the three months ended September 30, 2001 and 2002, respectively. These fluctuations were the result of our acquisition of Publicidad, thus consolidating their revenues as a component of total revenue rather than receiving a royalty on Publicidad's revenues.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues are earned from both advertisers' use of our services and under the terms of contractual arrangements for virtual program enhancements, as well as by license and royalty fees earned from the licensing of our technology for use outside the United States. Total revenues for the nine months ended September 30, 2002 increased 85% to $6,868,570 from $3,721,776 for the nine months ended September 30, 2001 primarily due to the acquisition of Publicidad in September 2001. Total royalties and license fees decreased 78%to $470,484 from $2,133,049 for the nine months ended September 30, 2002 and 2001, respectively. Total advertising and production revenue increased 303% to $6,398,086 for the nine months ended September 30, 2002 from $1,588,727 for the nine months ended September 30, 2001. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of these fluctuations. Revenue from the sale of two L-VIS systems to Cablevision in the period is not reflected in total revenue for the period as a result of the accounting for the $5,000,000 secured convertible note issued to Cablevision (see Note 4, Cablevision). The increase in advertising and production revenues is due to revenue increases of approximately $5,536,000 primarily resulting from the consolidation of Publicidad and PVI Israel and increased ad sales by the Philadelphia Phillies. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of the increases. These increases in advertising and production revenue were partially offset by reductions of approximately $727,000, primarily due to reduced advertising revenue from the Indy Racing League for the 2002 season, reduced ad revenue from Super Bowl XXXVI and the non-renewal of our agreement with the San Diego Padres.

SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the nine months ended September 30, 2002 increased 144% to $6,454,326 from $2,650,218 for the nine months ended September 30, 2001. This resulted primarily from our consolidation of Publicidad's sales and marketing expenses of approximately $3,956,000, which includes $2,985,000 for television airtime for virtual advertising in both sports and entertainment programming, and $369,000 in accrued contingent service fees and commission override fees payable to Presencia pursuant to their consulting services agreement with Publicidad, along with $602,000 in other marketing expenses. Also contributing to the increase was $594,000 of amortization expense related to the value of the intangible assets, including customer and distribution relationships and the Publicidad trade name, acquired in the acquisition of Publicidad, and $166,000 in warrant charges in connection with an agreement PVI entered into on September 1, 2002 to provide digital product insertion (see note
13). These increases were partially offset by a decrease of approximately $465,000 in fees charged to obtain certain international broadcast and programming rights, $76,000 in lower trade show activities, and approximately $371,000 due to the reduction in staff and the use of outside consultants..

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in product development activities to increase the capabilities of our hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 37% to $2,904,070 for the nine months ended September 30, 2002 from $2,120,231 for the nine months ended September 30, 2001 primarily due to the inclusion of approximately $275,000 for PVI Israel research costs, along with an increase of approximately $489,000 in salaries and overhead-related costs due to the redeployment of resources.

FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of our systems for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of our systems in the field. Total field operations and support costs for the nine months ended September 30, 2002 decreased 9% to $3,596,405 from $3,933,704 for the nine months ended September 30, 2001. The decrease was due to reduced business with the Indy Racing League, non-renewal of the San Diego Padres for the 2002 season, along with savings in our domestic production costs associated with the insertion of the first down line for CBS during the 2001 NFL season. Experience in streamlining our operations resulted in shorter on-site setup time required and the ability to provide our services with a reduced number of personnel resulting in a production cost savings of approximately $538,000. Also contributing to the decrease is the decrease of $135,000 in license fees and lower depreciation expense for field equipment of $443,000. This decrease is offset by the inclusion of approximately $670,000 for Publicidad's production costs, and a total of $109,000 for PVI Israel's production costs and the costs associated with the sale of two L-VIS systems to Cablevision.

GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 42% to $5,133,530 for the nine months ended September 30, 2002 from $3,603,327 for the nine months ended September 30, 2001. This resulted primarily from the inclusion of approximately $1,490,000 for Publicidad's general and administrative costs, and $346,000 for PVI Israel. These increases were offset by a reduction in salaries of $130,000 due to the redeployment and reduction of resources, along with a reduction in Investor Relations and other general expenses of $176,000.

SEVERANCE AND OTHER CHARGES. Total severance and other charges were $656,611 for the nine months ended September 30, 2002 from $ -0- for the nine months ended September 30, 2001 as a result of downsizing our workforce worldwide in our efforts to reduce costs (see note 6).

OTHER (EXPENSE), NET. Total other (expense), net was $442,222 for the nine months ended September 30, 2002 as compared to $248,269 for the nine months ended September 30, 2001. The increase was primarily a result of Publicidad's $822,000 foreign exchange loss on its US dollar denominated intercompany payable to the parent company, which was offset by PVI Europe's $336,000 foreign exchange gain on its US dollar denominated intercompany payable to the parent company. Another mitigating factor was that in the nine months ended September 30, 2001 there was an other-than-temporary loss of $316,000 on securities available for sale.

INTEREST (EXPENSE) INCOME, NET. Total interest (expense) income, net was $1,325,027 for the nine months ended September 30, 2002 as compared to $310,409 of interest income for the three months ended September 30, 2001. This is primarily due to the $1,289,000 of interest expense related to the Cablevision transaction dated June 25, 2002 (see note 4), of which, $1,159,000 is non-cash, and the balance of which will either be paid in cash or PVI stock.

LOSSES FROM EQUITY INVESTMENT. Losses from equity investment increased 8% to $196,679 for the nine months ended September 30, 2002 from $181,769 for the nine months ended September 30,

2001 as a result of recording our share of the increased total net losses for our investment in the Revolution Company, LLC, which began operations in January 2001.

INCOME TAX EXPENSE. Income tax expense of $177,640 for the nine months ended September 30, 2002 was primarily a result of foreign withholding taxes on royalties from Publicidad.

MINORITY INTEREST. Accumulated losses in PVI Europe have reduced the minority interest to zero as of December 31, 2001. As such, no additional amounts are included in the nine months ended September 30, 2002.

NET LOSS. As a result of the foregoing factors, our net loss increased 65% to $14,017,940 for the nine months ended September 30, 2002 from $8,508,078 for the nine months ended September 30, 2001.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting. A compensation charge of $0 and $0 for the stock repricing was recorded during the nine months ended September 30, 2001 and 2002, respectively. For the nine months ending September 30, 2001, a $309,000 charge to earnings was taken in the quarter ending June 30, 2001. That charge was subsequently reversed in the quarter ending September 30, 2001. As a result, for the nine-month period ending September 30, 2001, the net effect of these adjustments was zero. For the nine months ended September 30, 2002 no charge was necessary as the closing price of our common stock was less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

SEGMENT REPORTING. We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical business units based on office locations including the United States, Latin America, Europe and Israel. Total revenue in the United States decreased from $3.6 million to approximately $1.6 whereas revenue in Latin America increased from $-0- to $5.0 million for the nine months ended September 30, 2001 and 2002, respectively. These fluctuations were the result of our acquisition of Publicidad, thus consolidating their revenues as a component of total revenue rather than receiving a royalty on Publicidad's revenues.

SUBSEQUENT EVENTS

On October 9, 2002 PVI received a letter from the Staff of NASDAQ stating that the PVI had not met the $10 million stockholders' equity requirement for continued listing of its common stock on the Nasdaq National Market and that its common stock was, therefore, subject to delisting. PVI has appealed the Staff's determination to the NASDAQ Listing Qualifications Panel and a hearing is scheduled for November 21, 2002. During the appeals process, PVI's common stock will continue to trade on the Nasdaq National Market. PVI is also currently not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market and at the hearing must also demonstrate its ability to meet this requirement in order to maintain its listing. Management believes that PVI's ability to satisfy the standards for continued listing is contingent on its ability to secure additional financing before the hearing date.

On October 23, 2002, we reached an agreement with a former executive of the company, whereby the terms of that former employee's severance package were renegotiated. In accordance with the settlement, the cash obligation was reduced and an option to purchase 250,000 shares of PVI Common Stock was granted. The option was fully vested upon the execution of the agreement, is exercisable for a period of four years at an exercise price of $1.00 per share, and has a Black Scholes value of $95,625. The net result will be a $523,788 reduction to the severance and other charges provision for the three month period ending December 31, 2002.

Effective October 30,2002, the agreements between PVI and each of David Sitt and Roberto Sonabend regarding their service as interim co-Chief Executive Officers of PVI were amended to provide that the options to purchase shares of PVI common stock which were to be granted to each of them at the rate of 10,000 shares for each calendar month in which he serves as interim co-Chief Executive Officer through May 8, 2003, (subject to pro-ration for any shorter period) were granted as of October 30, 2002, subject to vesting at the rate of 10,000 shares for each calendar month (subject to pro-ration for any shorter period) in which he serves as interim co-Chief Executive Officer through May 8, 2003. The exercise price of the options is $0.51 per share which was the fair market value of our common stock on the date of grant.

On October 31, 2002, Lawrence Epstein stepped down from his position as our Chief Financial Officer, VP Finance and Treasurer to pursue other opportunities. His role and responsibilities were assumed by James Green, who is now both the Chief Operating Officer and the acting Chief Financial Officer.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building systems, and operating expenses relating to our field operations and sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia in consideration of the license we granted to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) the investment in debt and equity of PVI, and the prepayment of license fees by PVI Holding, a subsidiary of Cablevision Systems Corporation, (vi) revenues and license fees relating to use of our services, (vii) investment income earned on cash balances and short term investments, and (viii) the sale of a portion of our state net operating loss and research and development tax credits.

As of September 30, 2002, we had cash and cash equivalents of $2,705,388, a decrease of $5,654,965 from the balance at December 31, 2001. Net cash used in operating activities increased to $10,447,562 for the nine months ended September 30, 2002 from $3,781,414 for the nine months ended September 30, 2001 due to several important factors. The primary cause was an increase in net losses of approximately $5.5 million. A second significant factor was the inflow of cash from PVI Holding, LLC, a subsidiary of Cablevision, for prepaid royalties, net of a deferred revenue credit of approximately $3.1 million during the nine months ended September 30, 2001 with no corresponding transaction in the nine months ended September 30, 2002. Also contributing to the decrease in cash was a reduction in our accounts payable and accrued expenses balance of approximately $2.1 million as payments were made to television rightsholders for virtual advertising rights. These were partially offset by the reduction in the prepayment of approximately $268,000 of television network airtime, as well as an increase in advertising and production advances of approximately $904,000 from our customers.

Net cash used in investing activities decreased to $581,417 for the nine months ended September 30, 2002 from $1,643,531 for the nine months ended September 30, 2001 as a result of the reduction of approximately $400,000 due to the absence of license payments which occurred in the prior year, an approximately $499,000 reduction in purchases of property, plant and equipment, and a reduction of approximately $120,000 in merger costs related to the acquisition of Publicidad which closed in September 2001, and the acquisition of the assets of Scidel Technologies, Ltd., which closed in March 2002.

Net proceeds from financing activities decreased to $4,880,705 for the nine months ended September 30, 2002 from $12,894,760 for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, we recorded net receipts of approximately $12.8 million from Cablevision for their investment in our common stock and warrants, and in June 2002 we recorded net receipts of approximately $4.9 million from Cablevision in consideration for the issuance of a secured convertible note.

FINANCIAL CONDITION

Total assets decreased $7.5 million, or 24%, to $ 23.7 million at September 30, 2002 from $31.2 million at December 31, 2001. This decrease was primarily due to a reduction in our cash balances of approximately $5.7 million resulting from our use of cash in operations, partially offset by receipt of funding from Cablevision. Also contributing to the decrease was a reduction in prepaid airtime of approximately $0.5 million due to the timing of payments and the use of the purchased broadcast rights in Mexico and a decrease in trade receivables of $0.8 million. Also contributing to the decrease was a net $1.2 million reduction resulting primarily from the accounting for the issuance of convertible debt to Cablevision (see Note 4, Cablevision). The decrease consisted of the elimination of a $4.4 million Cablevision deferred revenue credit and the creation of a $3.1 million prepaid Cablevision discount. These decreases were partially offset by an increase in identifiable intangibles and goodwill totaling approximately $2.5 million as a result of the acquisition of SciDel in March 2002.

Total liabilities decreased $0.4 million, or 2% to $19.6 million at September 30, 2002 from $20.0 million at December 31, 2001 resulting primarily from a reduction in the balance of accounts payable to vendors and television networks of $2.1 million. This decrease was partly offset by in increase of $.8 million resulting primarily from the accounting for the issuance of convertible debt to Cablevision (see Note 4, Cablevision). That increase consisted of the creation of a $4.6 million liability for secured Cablevision debt and a $3.6 million refundable Cablevision advance payment, partly offset by the elimination of $7.5M in Cablevision advance payments. Also partly offsetting the decrease in total liabilities was a $.9 increase in advertising and production advances.

Total stockholders' equity decreased $7.2 million, or 65% to $3.9 million at September 30, 2002 from $11.1 million at December 31, 2001 primarily as a result of net losses from continuing operations. This decrease was partially offset by the increase in additional paid-in-capital, primarily as a result of the issuance of 1.3 million shares of our common stock in the SciDel acquisition and the amendment of Cablevision warrants upon the issuance of convertible debt to Cablevision (see Note 4, Cablevision).

Our unaudited consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $14.0 million for the nine months ended September 30, 2002. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use our services, the level of resources we will be able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers. In July 2002, PVI took several actions to reduce operating expenses, restructure operations and improve productivity.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the transition period ended December 31, 2001, as amended, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2001 is dependent upon the support of our shareholders, creditors, and our ability to close debt or equity transactions. In the event we are unable to liquidate or satisfy our liabilities, planned operations may be scaled back or terminated. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to continue or expand our business or meet our operating needs. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The company has recently taken steps to reduce expenses, restructure operations and improve profitability (see Note 18, Subsequent Events). On June 25, 2002, PVI raised $5 million through the issuance of a secured convertible note to PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation (see Note 4, Cablevision). The company is in the process of seeking additional financing with both institutional and strategic investors. There is no assurance, however, that any such transactions will be completed, or if they are completed, that they will provide sufficient resources to support us until we generate sufficient cash flow to fund our operations. If we are unable to raise $10 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003, Cablevision has the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value. If the option is exercised, we will only be able to use or commercialize our technology outside of the US, unless we obtain a US license from Cablevision.

Our common stock is quoted on the Nasdaq National Market System. On October 9, 2002 PVI received a letter from the Staff of NASDAQ stating that the PVI had not met the $10 million stockholders' equity requirement for continued listing of its common stock on the Nasdaq National Market and that its common stock was, therefore, subject to delisting. PVI has appealed the Staff's determination to the NASDAQ Listing Qualifications Panel and a hearing is scheduled for November 21, 2002. During the appeals process, PVI's common stock will continue to trade on the Nasdaq National Market. PVI is also currently not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market and at the hearing must also demonstrate its ability to meet this requirement in order to maintain its listing. Management believes that PVI's ability to satisfy the standards for continued listing is contingent on its ability to secure additional financing before the hearing date. The effects of delisting include limited news coverage and the limited release of market prices of our common stock. Delisting may also diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing at a price that is reasonable. If we are delisted from NMS, we may apply to transfer our common stock to the Nasdaq SmallCap market. However, in order to transfer securities to the Nasdaq SmallCap Market, we would need to satisfy the continued inclusion requirements of that market, which include a minimum $1.00 bid price requirement. If PVI is unable to satisfy the requirements of the Nasdaq SmallCap Market, it expects that its common stock would trade on the OTC Bulletin Board.

As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $47,660,000, which expire in the years 2006 through 2022.

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

-     lower revenues than forecast;

- inability to successfully market our services to television viewers, advertisers, broadcasters and sporting events rights holders;

-     inability of third party sales forces to sell virtual advertising;

-     contractual restrictions on use of video insertion technology;

-     risks associated with doing business in international markets;

-     seasonal fluctuations based upon the game schedules of each sport;

-     challenges to our patent and proprietary technology;

-     technological obsolescence of our systems;

- inability to upgrade and develop software for use of our services with new sports and other new uses;

- the possible fluctuation and volatility of our operating results and financial condition;

-     adverse publicity and news coverage; and

-     delisting of our common stock from the Nasdaq National Market.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We work to ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at September 30, 2002 or September 30, 2001. Declines in interest rates over time will, however, reduce our interest income. Other than intercompany transactions between our domestic and foreign entities, we generally do not have significant transactions denominated in a currency other than the functional currency applicable to each entity.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and our principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Co-Chief Executive Officers and the principal financial officer have concluded that the Company's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Co-Chief Executive Officers and the principal financial officer.

PART II OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 17, 2001)

      3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)

      10.1 Summary of amendment of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and David Sitt, as amended.

      10.2 Summary of amendment of oral agreement between the Company, Publicidad Virtual S.A. de C.V. and Roberto Sonabend, as amended.

      99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002

      (b) Reports on Form 8-K

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

                                            Princeton Video Image, Inc.

 November 14, 2002                          By:

                                            /s/ David Sitt
                                            -----------------------
                                            David Sitt
                                            Co-Chief Executive Officer

 November 14, 2002                          By:

                                            /s/ Roberto Sonabend
                                            -----------------------
                                            Roberto Sonabend
                                            Co-Chief Executive Officer

 November 14, 2002                          By:

                                            /s/ James Green
                                            -----------------------
                                            James Green,
                                            Chief Operating Officer
                                            (principal financial officer)

I, David Sitt, Co-Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Princeton Video Image, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                         /s/ David Sitt
      -----------------------------------        ------------------------------
                                                 David Sitt
                                                 Co-Chief Executive Officer

I, Roberto Sonabend, Co-Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Princeton Video Image, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    November 14, 2002                            /s/ Roberto Sonabend
      --------------------------------------        ----------------------------
                                                    Roberto Sonabend
                                                    Co-Chief Executive Officer

I, James Green, Chief Operating Officer and principal financial officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Princeton Video Image, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                        /s/ James Green
      --------------------------------------    ------------------------------
                                                James Green
                                                Chief Operating Officer
                                                (principal financial officer)

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

10.1               Summary of amendment of oral agreement between the Company, Publicidad
                   Virtual S.A. de C.V. and David Sitt, as amended.

10.2               Summary of amendment of oral agreement between the Company,
                   Publicidad Virtual S.A. de C.V. and Roberto Sonabend, as amended.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Confidential treatment requested