Form 10-K
period 2002-12-31
PRINCETON VIDEO IMAGE INC
filed 2003-04-01
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2002

OR

| | TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _____________ to _____________

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

                          Common Stock, $.001 par value
                              (Title of Each Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes | | No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $11,006,379 based on the last sales price on June 28, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,418,865 shares of Common Stock, $.001 par value per share, were outstanding on March 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form.

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

We believe that our L-VIS(R) System, which is an integrated hardware and software system, can benefit (i) advertisers, through the placement of their ads in high visibility, in-program locations and by the ability to provide specific advertising to specific geographical regions; (ii) broadcasters and program producers, through a new revenue stream from additional inventory of advertising space or program enhancements; and (iii) teams and leagues, through increased revenue streams and greater flexibility and control over in-stadium advertising. PVI has provided video insertion services for thousands of live telecasts worldwide, including broadcasts of Major League Baseball, National Football League, professional soccer, motor sports, and other live events. Since 1999, PVI has been the exclusive virtual advertising provider for NFL International broadcasts. The following events and advertisers are representative of PVI's customer base; CBS, ESPN, Televisa, TV Azteca, Philadelphia Eagles, Dallas Cowboys, Philadelphia Phillies, Indy Racing League, Volkswagen, TelCel, Heineken, Ford, Kodak and FedEx. We market our L-VIS(R) Systems on a worldwide basis through licensing and royalty agreements, together with our wholly-owned subsidiary, Publicidad Virtual, S.A. de C.V. ("Publicidad"), which is headquartered in Mexico City, Mexico.

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

We were incorporated in New Jersey on July 23, 1990 and became a Delaware corporation on September 13, 2001.

OVERVIEW OF THE TELEVISION ADVERTISING AND SPONSORSHIP MARKET

According to the latest figures from CMR, a member of the Taylor Nelson Sofres media company group and a leading provider of strategic advertising and marketing communications information, total advertising expenditure for all media in 2002 totaled $117 billion. Network, spot, cable and syndicated TV represented approximately $48 billion of the total spending. In the IEG Sponsorship Report, a newsletter published by IEG, Inc, it is projected that sponsorship spending worldwide for 2003 will be $26.2 billion, of which $7.21 billion will be spent in the sports category for the sponsoring of specific teams, stadium locations and sporting events.

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

We believe that the growth of sports advertising and sponsorship is largely driven by the desire on the part of advertisers to be "in the game" by having their brands and products visible during the broadcast of televised live or pre-recorded sporting events. The L-VIS(R) System enables the advertiser to be "in the game" by exposing the television viewer to the brand or message during an event. As the advertisement can be placed strategically to appear on the television screen where traditional signage may not be available or practical, the advertiser is more confident that its message will actually be seen by the viewer and not "zapped" away during a commercial break.

Sponsorship generally entails associating the sponsor's name with the event or stadium as well as signage rights, i.e., the prominent display of the sponsor's name and products in specified locations in the stadium or broadcast. Sponsors purchase sponsorship rights from the holders of those rights. Like broadcast rights, the ownership of sponsorship rights depends on the specific sport and the event or location. In some cases, the owner of the venue at which an event is staged holds the sponsorship rights to the event. In other cases, the team owner may own the sponsorship rights, including signage. Advertisers negotiate sponsorship arrangements directly with sponsorship rights holders and not with broadcasters. Since broadcasters historically have not shared in sponsorship revenue, they traditionally have not assisted sponsorship programs. In order to interest broadcasters in the capabilities of the L-VIS(R) System, we have made program enhancements available, such as the virtual first down line in football (which we now offer as a branded or unbranded enhancement), the virtual kick circle and distance to goal in soccer and the speed of the pitch in baseball.

The success of the L-VIS(R) System requires that we enter into satisfactory commercial arrangements with advertisers, rights holders and broadcasters. To date, many of the major broadcasters and a limited number of the broadcast rights holders and advertisers have agreed to use our L-VIS(R) System during live and pre-recorded sports and entertainment broadcasts. Our continued expansion will depend on, among other things, our ability to identify markets, to manage growth, and to hire and retain skilled personnel. Some press coverage of our technology has raised concerns about its desirability and potential misuse relating to television tampering, ethics, and over commercialization. There can be no assurance that the use of our L-VIS(R) System will be accepted by television viewers or that we will be able to combat effectively potential future negative publicity regarding ours or similar technology. To the extent that we are unable to more successfully market the L-VIS(R) System our business might not develop as quickly or to the extent necessary to support our intended level of operations.

ABILITIES OF THE L-VIS(R) SYSTEM

We believe that the L-VIS(R) System provides advantages when compared to traditional 30-second advertising spots and other forms of advertising, because the L-VIS(R) System:

      - Allows for in-program advertising. The L-VIS(R) System allows an advertiser to be "in the game" or broadcast, by having their brands and products visible within the broadcast of televised live and pre-recorded sports and entertainment programming;

      - Reduces the effect of channel surfing and viewer muting. Because the L-VIS(R) System allows for "in the game" advertising, the negative effect of channel surfing, which often occurs during traditional 30-second advertising spots, may be reduced;

      - Allows placement of advertising in high visibility locations. The L-VIS(R) System allows for the insertion of images into places that might otherwise not be used and have high impact and recall for television viewers;

      - Creates new inventory for advertising rights holders. The L-VIS(R) System allows for new advertising by providing for the insertion of images in locations that are unavailable for conventional billboards, such as the racetrack in a motor sports event, or the natural landscape or background during news and other entertainment programming;

      - Allows for "narrow casting" of specific advertising to specific geographical regions. The L-VIS(R)System also allows for specific advertising to specific geographical regions. Thus, a rights holder can sell the same advertising space to different advertisers in different markets; for instance, the Canadian feed of the 2003 broadcast of the Super Bowl included different inserted advertisements on the field and in the end zone than the Mexican broadcast of the same game;

      - Provides for animation and audio-video advertising. The L-VIS(R) System may be used, when appropriate, to insert 3-dimensional animation and audio-video advertising within the program to enhance the impact of the advertising;

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

THE L-VIS(R) SYSTEM TECHNOLOGY

Our L-VIS(R) System is a system that contains proprietary hardware and software which we have designed to insert electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. The inserted images may be two or three dimensional, static or animated, opaque or semi-transparent and may be placed so that the inserted images appear to exist on the playing field, in the stadium or venue where a game or sporting event is being played, or in the background or natural landscape in entertainment programming. If a player or other object moves in front of an image that is inserted on a wall, in the background, or on a playing field, the L-VIS(R) System is programmed so that the passing object occludes that portion of the inserted image. The L-VIS(R) System can also be used to insert a freestanding image so that the image will occlude a person or other object which "passes behind" it.

The basic L-VIS(R) System, also referred to as the "Vision" system, relies on computer vision techniques that recognize features in the television picture and track the motion of the scene. This L-VIS(R) System and its operator may be located at the site of the event, at the network studios of the broadcaster or at an individual station or cable system head-end carrying the broadcast. Before the broadcast, the advertising images to be inserted are prepared and the operator identifies the location in the broadcast scene where the images will be inserted. The Vision system is designed to recognize the broadcast scene in real time during the broadcast and to insert the image as instructed each time the broadcast scene containing the insert location appears. The operator controls which of several images is selected for insertion and when it will be inserted. Since the Vision system can be used at any point in the distribution path of the broadcast signal, a broadcaster can, by installing a system in their main broadcast facility, use one system to insert advertising in broadcasts originating from multiple locations. This makes the system a very efficient and powerful tool for generating incremental advertising revenue.

We have designed software that allows for the use of the L-VIS(R) System using this computer vision technology in the live broadcasts of soccer, football, baseball, golf, auto racing, hockey and entertainment programming. For instance, in baseball our software allows images to be inserted on the wall behind home plate, the outfield wall or the area above the outfield wall. To the television viewer, an advertisement inserted with the L-VIS(R) Vision system, such as an advertisement on the wall behind home plate, appears to be part of the original scene, in proper perspective and fixed in the scene as the camera pans, tilts and zooms, and as players move in front of the image. Furthermore, because an inserted image is not present at the actual site of a sporting event, any distraction caused to the players by other types of advertising such as scrolling billboards will not be present. Because the Vision system must be powerful and fast enough to insert images in live broadcasts in real-time, it is also extremely efficient when used to insert advertisers' logos and products in pre-recorded programming. This permits distributors of pre-recorded entertainment programming to offer advertisers unique, in-program product integration that can be targeted by market or changed from year to year without altering the master recording of the broadcast. A camera sensor enhanced version of the L-VIS(R) System can be used on almost any live event including basketball and tennis broadcasts.

Our iPoint(TM) technology enables advertising, promotional material and program enhancements to be inserted locally - on the television or personal computer - so the individual viewer will see advertising and features designed specifically for him or herself. Using digital set top box technology developed to run our software, Internet delivered advertisements and features can be inserted into the individual television broadcast based on customer preferences. These advertisements and features can be interactive, as well, allowing the viewer to customize their viewing experience by selecting particular enhancements or options. An iPoint(TM)enhanced baseball game, for instance, would allow viewers to select such virtual enhancements as "clickable" player statistics or a virtual strike zone. Entertainment programs could include interactive objects or virtual products, giving the user instant pricing, detailed information or the opportunity to make purchases interactively without leaving the program. This first phase of development has been completed and the next step will be the incorporation of the iPoint(TM)product into set top boxes used by cable companies to deliver television programming into households. Our first efforts in that regard have begun with Cablevision Systems Corporation ("Cablevision"), PVI's largest stockholder and a major cable system operator serving over 3 million households in the New York metropolitan area.

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

STRATEGY

Our objective is to become the leading provider of electronic advertising and program enhancements to the broadcasters of sports and entertainment programming as well as to television advertising markets worldwide. We are positioning PVI not just as a technology provider, but as a company that provides media and marketing services for television advertisers and generates incremental revenue for broadcasters and rights holders. The key elements of our strategy are:

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

      - Developing relationships with television broadcasters and distributors. We intend to continue to develop the relationships we currently have with national network broadcasters such as NBC, CBS, ABC, ESPN, and FOX and cable operators and programmers such as Cablevision and their affiliated programming entities;

      - Developing relationships with non-sports owners of first run and syndicated entertainment programming. We intend to continue to develop software used for virtual product integration in television programming and to convince television sponsors and broadcasters to use the L-VIS(R) System in their programming;

      - Working directly with high-profile advertisers. To promote acceptance of the L-VIS(R)System, our marketing executives are actively discussing the unique uses and benefits of our L-VIS(R)System directly with high-profile advertisers. Our efforts in this area continue to expand because of the success of this approach in building a profitable business outside the United States working directly with the advertising community, and the potential benefits we believe would result from the endorsement of our technology by the advertising community; and

      - Enhancing and developing additional L-VIS(R)System software and deploying new technology. In addition to enhancing our existing Vision software for use of the L-VIS(R)System during soccer, football, baseball, basketball and hockey games, we are developing software which would allow us to use the L-VIS(R)System during the broadcast of additional sports and other entertainment programming. Our recent acquisition of Scidel's patented video insertion technology will also enable us to offer video insertion to a wider variety of clients. We are also continuing to develop our iPoint(TM)product in cooperation with Cablevision in order to expand the use of our technology on the Internet and in interactive television.

OWNERSHIP OF VIDEO INSERTION RIGHTS

The broadcast of soccer, football, baseball, basketball, hockey and any other type of sporting event is governed by agreements among the applicable teams, leagues, broadcasters and the sports federation, if any. In the NFL, for example, all television, video insertion and national sponsorship rights are controlled by the league for all regular season games, the playoffs, the Super Bowl and the Pro Bowl. Such rights are controlled by individual NFL teams with respect to all pre-season games. In baseball, MLB holds all television, sponsorship and video insertion advertising rights with respect to regular season nationally broadcast games, the All Star Game, playoff games, the World Series and the international distribution of regular season games.

The broadcast of pre-recorded, entertainment programming such as sitcoms, variety shows and award shows can be controlled by agreements among copyright holders, production companies, distributors, broadcasters and/or cablecasters, and sponsors.

Impediments to the use of our L-VIS(R) System during the broadcast of programs covered by any of these agreements could have a material adverse effect on our business, financial condition and the results of our operations by limiting its acceptance and use in television programming. In many instances, these agreements provide that different persons control the copyrights to the broadcasts in differing circumstances, for instance, regular season play versus playoffs in sports, or first run versus syndication for situation comedies. Agreements often govern permitted forms of advertising and modifications to the broadcast. Use of video insertion technology is not specifically discussed in some existing agreements and under these circumstances it is not clear whose permission must be obtained to use the L-VIS(R) System. If we use our L-VIS(R) System without the permission of the appropriate parties, such use can be challenged in a court of law. The defense and prosecution of copyright suits are both costly and time-consuming and current broadcast copyright holders might not agree to amend current agreements to allow for or facilitate the use of our technology on terms acceptable to us.

SALES AND MARKETING

While our emphasis is to generate increased sales from sharing advertising revenue with rights holders and broadcasters, we expect to continue to generate revenues from royalties received for the licensing of our technology and from contractual or production revenue earned from fees paid by broadcasters for program enhancements.

The L-VIS(R) System has been used during the broadcast of, among other events,
(i) hundreds of broadcasts of soccer matches in Latin America and Europe, (ii) the international broadcast of the Super Bowl every year beginning with Super Bowl XXXIII in January 1999, (iii) 2002 MLB World Series, 2002 MLB home games of the Philadelphia Phillies and 2001, 2000 and 1999 MLB home games of the Philadelphia Phillies and the San Diego Padres, (iv) NFL regular season and playoff games broadcast by CBS Sports since 1999, (v) ESPN Sunday Night Baseball games during the

1999, 2000, 2001 and 2002 regular seasons, and (vi) the IRL national telecast of the Indianapolis 500 in May of 2002 and IRL national telecasts on ABC and ESPN for their 2000 and, 2001 series, including the Indianapolis 500 in May of both years.

On February 14, 2001, we entered into a license agreement with Cablevision which grants Cablevision and its affiliates the right to use our L-VIS(R) System and related proprietary rights in its business in exchange for license fees and royalties. Since that time, L-VIS(R) Systems were installed in two Cablevision properties - Madison Square Garden (MSG) in New York City and Rainbow Networks Communications (RNC) in Bethpage, New York, which is Cablevision's programming origination and distribution center. With the installation of the system at RNC, we have expanded the applications of our technology to include NCAA college hockey games, where virtual advertising has been used during the game on the glass panels behind the goal. The system at MSG has been used to test the insertion of virtual images off-air in six New York Rangers hockey games and to insert virtual images in one live Rangers broadcast. Cablevision owns Madison Square Garden and the New York Rangers, as well as the New York Knicks basketball team. On June 25, 2002, subsequent to this agreement, PVI entered into a Note Purchase and Security Agreement (the "Note Purchase Agreement") with PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation (See Note 4 of our Notes to the Consolidated Financial Statements).

There can be no assurance, however, that we will be successful in establishing or maintaining a relationship with any of these parties.

As discussed above, the right to insert electronic images for advertising purposes into a live or pre-recorded broadcast, and hence the right to sell advertising using the L-VIS(R) System, is held by different groups depending, in most cases, on the programming event or sport involved, the status of the game, i.e., pre-season, regular season or post-season, and whether the programming or game is to be broadcast internationally, nationally or locally. These rights may be sold for specific programming events or games and/or entire seasons to another party, most notably a broadcaster who pays the rights holder an up-front fee for such rights. In each case, we must negotiate for the use of the L-VIS(R) System with the rights holder or holders, typically in exchange for a percentage of the advertising revenue generated using the L-VIS(R) System or for a contracted fee. When the L-VIS(R) System uses the live feed from the broadcaster to insert its electronic images, such broadcaster must also approve the use of the L-VIS(R) System. Accordingly, arrangements with several parties including the rights holder and the broadcaster must be established.

The ultimate customers of our L-VIS(R) System are expected to continue to be advertisers, sponsors, broadcasters and rights holders. Revenues flow from the advertisers and sponsors to the rights holders who pay a share of those revenues or a contracted fee to us. We provide the L-VIS(R) System and support services to the rights holders and we are paid by the rights holders either a percentage of the advertising revenues derived from use of the L-VIS(R) System or an agreed upon fixed fee for services provided. The rights holders enter into agreements with broadcasters to provide the services necessary for use of our L-VIS(R) System. In some cases, advertising space using the L-VIS(R) System is then sold either by the rights owner or by the broadcaster, depending on the specific arrangement between such parties, and the advertising revenues are shared among the rights owner, the broadcaster and us. As a result, we often rely upon the marketing and advertising staffs of these rights holders and broadcasters, which typically target the manufacturers or producers of nationally distributed products. The broadcast rights holders have been only moderately successful in selling L-VIS(R) System advertising. If the broadcast rights holders are unable to enter into higher paying or a greater number of arrangements with advertisers, this failure could inhibit the growth in our revenue stream. In order to mitigate this dependency on third parties, we are actively promoting the advantages of the L-VIS(R) System directly to major advertisers. We believe that promotion is important in influencing market acceptance of the L-VIS(R) System among potential advertisers.

Over the past several years, we have focused our sales and marketing efforts on those sports that account for a significant amount of the United States or worldwide advertising and sponsorship expenditures and in a growing number of entertainment programming applications. The following is an explanation of our sales and marketing strategy for several of our target markets:

SOCCER

Soccer is the most popular, marketable and widely seen sport in the world. Although sales from soccer television advertising in the United States historically have been very small, the majority of our revenues are derived from this sport worldwide, with Latin America being the leader. We intend to strongly pursue and continue marketing the L-VIS(R) System for use in soccer matches in Asia and Latin America.

The basic soccer application software was initially designed to insert an image onto the center circle of a soccer field, but has now evolved to insert images in the grass near the goal posts, above the billboard signs and practically anywhere on the field that an advertiser would want, subject to FIFA's (soccer's governing body) rules. The L-VIS(R) System has been used both nationally and internationally in soccer broadcasts. In March 2000, our then Latin American licensee, Publicidad (which became our wholly-owned subsidiary on September 20, 2001), entered into multi-year agreements with Televisa and TV Azteca, Mexico's two largest television networks, for the use of the L-VIS(R) System. The agreements include the telecast of games of the Mexican National Soccer Team.

On March 26, 2002, PVI acquired the assets of SciDel Technologies, Ltd., including several key agreements for virtual advertising in European soccer league broadcasts. PVI intends to utilize the proprietary technology it acquired from Scidel, along with our own L-VIS(R) technology, to expand the use of virtual advertising for soccer in Europe and elsewhere.

It is our understanding that FIFA continues to evaluate its position on the use of virtual imaging. We continue to explore ways to encourage FIFA to grant permission for its expanded use. There can be no assurance that FIFA will grant such expanded permission, and without the permission of FIFA, our potential revenue from soccer would be substantially reduced.

FOOTBALL

PVI has developed several successful commercial and enhancement applications for professional football. For the preseason games of the Dallas Cowboys, virtual ads were placed in high impact positions in the crowd, in each end zone and around the goalpost regions. These ads were animated for greater effect.

During the regular NFL seasons in 2002, 2001, 2000 and 1999, we used the L-VIS(R) technology to insert a first down line in CBS national broadcasts, including post season playoff games. The first down line appears to be popular with the viewing audience and similar technology can be used to put advertising on the field, in the form of a "branded" first down line, for example, when the rights owner permits it. This was first done domestically with CBS in college football during the 2002 college football season. Although the NFL does not permit signage in the broadcasts of its regular season games at the present time, we continue to pursue this possibility. PVI has inserted a branded first down line in domestic broadcasts of championship games for NFL's Europe League in 2000, college football's Sun Bowl in 2001 and regular season collegiate Southeastern Conference games in 2002.

PVI also sells advertising in the international feed of the Super Bowl. In this "feed", PVI and its partners in Canada and Mexico sell advertising intended for their own market. This "narrowcasting" approach increases revenues and has featured international advertisers such as FedEx, Charles Schwab, Volkswagen, Ford and Nextel.

BASEBALL

Baseball stadiums have perhaps the most valuable piece of real estate in sports--the wall behind home plate. We believe that this high impact position has great recall among viewers and is a coveted position for advertisers. Under agreement with ESPN, PVI has placed virtual ads in their national broadcasts of Sunday Night Baseball. The virtual ads change every half inning and have appeared in a minimum of twenty games in each of the last two seasons. Advertisers that have used the service include Claritin, Century 21, Gateway and Buick. We provided the same service to MLB for the 2001 All Star Game and the 2002 World Series. The Philadelphia Phillies have used the system for several years with advertisers such as Coca-Cola, Toyota and Mobil making use of unique animated features like "speed of the pitch" in which a logo changes to reveal the speed of the last pitch. We are continuing our efforts to contract with other baseball teams to use our technology and to renew existing relationships with the individual teams and the national broadcasters. We also intend to develop our Internet and interactive software products for potential use in baseball and other sports. During a Chicago Cubs broadcast against the San Diego Padres, we provided virtual advertising insertions behind home plate, which were made interactive by RespondTV, a leading infrastructure provider for interactive television content. During this broadcast, viewers with internet enabled set-top boxes were able to interact on their personal computers with the broadcast. Despite our marketing efforts and development of such innovative products, however, there can be no assurance that we will be successful in creating greater interest for use of the L-VIS(R) System in MLB.

MOTOR SPORTS

The Indy Racing League (IRL) was the first major motor sport to utilize virtual advertising during its broadcasts. Their races are telecast over either ABC or ESPN and include the broadcast of the Indianapolis 500 in May of each year. The L-VIS(R) System has been used to insert virtual images into the natural landscape of the IRL race broadcast, both in the middle of the field and on the race track. During the Indianapolis 500 in May 2002, an expanded package of virtual enhancements was used including a virtual radar gun registering the speed of selected cars and a virtual picture of the winning driver on the start/finish line during the final lap of the race.

OTHER SPORTS AND ENTERTAINMENT PROGRAMMING

In addition to the major sports described above, we have also provided services using the L-VIS(R) System in other sports and entertainment programming. The L-VIS(R) System was used for the first time in televised golf during the telecast of Shell's Wonderful World of Golf broadcast by ESPN in October 2000. Virtual enhancements, including a virtual flagstick indicating where the cup is located, and a white circle highlighting the cup when a player is putting, were inserted onto the golf course. As part of the international broadcast of the NBA finals in 2001, virtual signage made its debut in basketball with the insertion of signage on the interior walls of the basketball court as well as on the scoreboards.

During the 2000, 2001 and 2002 Grammy Awards broadcasts on CBS each February, the L-VIS(R) System was used to insert virtual advertisements on the walkways into the building prior to the award show. PVI also expanded its work in entertainment programming in 2002 through our work with Comedy Central.

We are also expanding our services into the area of entertainment programming. Unlike live sporting events, virtual product integration inserts virtual products into half hour sitcoms, movies or other pre-recorded media. The company has developed a post-production system based on L-VIS(R) that can add products to pre-recorded television shows in much the same way as we do in live sporting events. The company intends to earn revenues by selling the opportunity to insert products or brands directly to advertisers and to share any revenue with the broadcaster and rights holder. The company had already completed a deal with Hallmark to insert products into some made for TV movies.

Our strategic relationship with Cablevision has also led to many new opportunities to expand the array of applications of our technology to include NCAA college hockey games, where virtual advertising has been used during the game on the glass panels behind the goal. A system was installed at Madison Square Garden which was used to test the insertion of virtual images off-air in six New York Rangers hockey games and to insert virtual images in one live Rangers broadcast. Cablevision owns Madison Square Garden and the New York Rangers, as well as the New York Knicks basketball team.

INTERNATIONAL BUSINESS STRATEGY

Our strategy with respect to sports and entertainment programming originating outside of the United States is to enter into revenue sharing agreements either with foreign broadcast and sports marketing experts or by the formation of foreign subsidiaries either majority or wholly-owned by PVI. We expect that the largest international market for the L-VIS(R) System will be for soccer matches and entertainment programming.

Publicidad Virtual S.A. de C.V. ("PV"), which has marketed the L-VIS(R) System throughout Mexico, Central and South America and the Spanish-speaking markets in the Caribbean basin since 1993, has become the largest and most successful virtual advertising company worldwide. Televisa, one of Mexico's two largest television networks, had been performing advertising sales functions for PV dealing directly with advertisers selling PV's virtual insertion inventory. In 1999-2000, PV began purchasing inventory from Televisa and selling directly to advertisers. This was part of PV's strategy to position itself not just as a technology provider, but as a company that provides media and marketing services for television advertisers and generates incremental revenue for broadcasters and rights holders, and led to a dramatic increase in sales. The L-VIS(R) System has been used by the clients of PV to place insertions into broadcasts of hundreds of soccer matches, tennis matches, bullfights and entertainment programming including concerts. In September 2001, we acquired PV and it is now a wholly-owned subsidiary of PVI.

On March 26, 2002, PVI acquired the assets of SciDel Technologies, Ltd., an Israeli virtual signage company specializing in downstream applications. SciDel's downstream technology complements PVI's efforts in moving towards total vision based applications. In addition, SciDel has ongoing operating relationships with three of Europe's major soccer leagues.

In South Africa, PVI is producing advertising and game enhancements for Sportscast, a South African sports marketing agency acting as PVI's agent, and the South African Broadcasting Corporation (SABC), the leading public television channel in South Africa, which are used in SABC's live broadcasts of rugby, cricket, soccer, boxing, motor sports, horse racing, golf and other athletic broadcasts.

See Note 25 of our Notes to the Consolidated Financial Statements for additional industry segment, geographical and customer information.

There can be no assurance that we will be able to enter into or maintain favorable relationships with any partners or licensees, that any partners or licensees will establish a market for the L-VIS(R) System, that any relationships will generate any revenue for us, or that any partners or licensees will act in good faith and perform their obligations to us. To the extent that we have entered into these exclusive arrangements in a particular market, we are dependent upon these partners or licensees to generate revenues for us. Their failure could preclude us from generating material revenues in such geographical area or with respect to a specific sport, as the case may be.

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

PRODUCT DEVELOPMENT

The L-VIS(R) System is designed using a Flex-Card hardware platform. This platform is more powerful than previous platforms and allows for software re-configuration. We have designed the Flex-Card L-VIS(R) System to provide multiple insertion capability, multiple camera capability and an expanded zoom range, and we have created a simplified graphical user interface. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Development", regarding the costs associated with our product development during the year ended December 31, 2002 and in each of the last three fiscal years.

We are continuing to improve existing software for use of the L-VIS(R) System during the broadcast of soccer, football, baseball, basketball and hockey games, as well as golf and motor sports. Further, we are developing software to permit the use of our L-VIS(R) System during the broadcast of other sports. We have also made the L-VIS(R) System available for use with other events such as award shows, pay-per-view boxing and concerts. We intend to continue our development of our iPoint(TM)product, as we believe there may be important applications of our technology as it relates to entertainment and sports programs when viewed with interactive television and/or the Internet.

The L-VIS(R) System can still only be used for some programs under certain circumstances. During live events, we often must have the cooperation of the broadcaster to obtain acceptable results. In the past, the L-VIS(R) System has been operated mainly by our personnel but increasingly is operated by operators trained by us. We are working to develop additional software and hardware and train personnel to achieve a more user-friendly product with wider potential use.

Recently, development of future versions of L-VIS(R) has been directed toward vision-only applications. These applications rely primarily on computer vision and image processing to precisely and rapidly determine the position and orientation of the virtual insert, and do not require attachment of sensors to the broadcast lens or tripod. Such applications therefore may be operated remotely from the event site. When operated in this way, the cost associated with providing this service is significantly reduced, in part because of the reduced need to send operators to the event site. In addition, we are beginning a slow migration of the L-VIS(R) hardware system to a hybrid structure, based in part on the existing FLEX architecture, and in part on a desktop personal computer ("PC"). As part of this effort, we are developing a PC based FLEX board equivalent.

During 2002, significant progress was made in the development of the hybrid system and the application was tested live (on air) in several CBS productions of NFL games during the 2002 season, and several college football games in the fall of 2002 and the first quarter of 2003. Our ability to locate the system downstream (i.e., in the broadcast studio rather then at the venue) is a significant cost savings over the traditional on-site production method.

On March 26, 2002, we acquired the assets of SciDel Technologies, Ltd., an Israeli-based virtual advertising company, including their patent portfolio and proprietary hardware and software. The acquired technology works in vision mode by reliably recognizing lines in a television picture - such as lines on a basketball or tennis court - and derives data there from that enables the positioning of inserted images. The technology cannot, however, store that information in order to ensure that the insertions continue to be properly positioned when those lines are not visible. By adapting PVI's tracking technology for use with this line-finding system, we can overcome this problem and improve tracking performance in many situations. We have recently made significant progress in merging the SciDel recognition technology with PVI's tracking technology and have performed an on-site demonstration in a Mexican soccer game.

COMPETITION

PVI believes three other companies have developed or are trying to develop processes and equipment to pursue a business similar to our own. These organizations are Symah Vision-SA ("Symah"), Orad Hi Tech Systems Ltd. ("Orad"), and Sportvision, Inc. ("Sportvision").

Symah is owned by the LaGardere Group, which controls Matra-Hachette, a large French defense and publishing company. Symah has demonstrated its system publicly and is actively marketing its system in Europe. We believe that Symah's system has been used in Europe during the broadcast of over 300 sporting events.

Orad was founded in 1993 as part of the ORMAT Group, an Israeli company originally established to create alternative energy power stations. Orad's primary business is selling virtual sets and is responsible for the worldwide marketing of their virtual advertising system, "ImADgine". The Orad system has been used during some live commercial broadcasts. We believe Orad has one or more patents or patent applications relating to real-time video insertion.

Sportvision is using camera sensor technology for inserting viewer enhancements, such as a first down line in football, into live television broadcasts. As far as we know, Sportvision has been minimally active in the advertising part of the business. In February 2002, PVI, FOX and Sportvision entered into a cross license agreement, which relates to the use by each company of certain patents of the other company.

Although we believe that use of the L-VIS(R) System does not infringe the United States or other patents of third parties, there can be no assurance that competitors will not initiate a patent infringement action against us.

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

In addition to the products of these competitors, the L-VIS(R) System will compete with advertisers' use of traditional 30-second advertising spots, which remain the standard in the television advertising industry, and traditional signage and sponsorship programs. Our revenues will be partially dependent upon television sports advertisers allocating a portion of their advertising budgets to use the L-VIS(R) System. There can be no assurance that advertisers will allocate their advertising expenses in the manner currently anticipated by us. Existing advertisers may be reluctant to use a new technology. Advertisers may not believe that their sales will increase as a result of the use of our technology. The competition is likely to be more intense where we are competing for television advertising and sponsorship dollars that are currently spent on traditional media, such as 30-second spots or scrolling billboards. We need the cooperation of the sponsorship advertising sales departments of team owners, other rights holders and broadcasters. We rely on these entities for the sale of our products to advertisers, but they may have incentives to sell alternative advertising or sponsorship inventory rather than our services. The reluctance by advertisers and sales forces to embrace our technology and assist in the sale of virtual advertising could have a material adverse effect on our business, financial condition and results of operations by stifling the potential growth of our business.

The L-VIS(R) System will also compete with advertisers' use of conventional billboard products, including advertising placed on playing surfaces (such as outfield walls, football fields, ice hockey rinks and soccer fields) and scrolling billboards, physically located at the site of an event, which can display sequentially a series of static advertisements. These scrolling billboards are currently marketed and used in professional baseball, basketball and other sports. These products achieve an effect that is similar to those L-VIS(R) System insertions that are static and two-dimensional, and their use generally does not require broadcaster participation.

During the 2002 MLB season, 26 MLB teams had scrolling billboards located behind home plate. The existence of these scrolling billboards and other advertising behind home plate currently limits the marketability of the L-VIS(R) System in baseball. We believe that one manufacturer of scrolling billboards used in stadiums has included restraints in its contracts that inhibit or prohibit the use of video insertion technology in television broadcasts. Other agreements among advertisers, sponsors, syndicators, promoters, broadcasters and cable operators may include similar provisions. These restrictions may have a material adverse effect on our business, financial condition and results of operations by reducing the number of potential users of the L-VIS(R) System.

In the sports advertising arena, we continue to generate revenue primarily by attracting new advertisers and sponsors to the sports advertising and sponsorship market and by causing existing advertisers and sponsors to use the L-VIS(R) System. There can be no assurance that total advertising and sponsorship expenditures will increase as a result of the availability of the L-VIS(R) System. As we continue to compete for television advertising and sponsorship dollars that are currently allocated to traditional media, such as 30-second spots or scrolling billboards, the competition is likely to become more intense. We will be able to compete effectively with existing advertising and sponsorship alternatives only with the cooperation of broadcasters and the advertising sales departments of team owners and broadcasters, on which we must sometimes rely for sales to advertisers. Because certain L-VIS(R) System rights holders may also own traditional television advertising rights or sponsorship rights, which may provide such rights holders with a greater percentage of the revenues received from the sale of such advertising or sponsorship rights than does the sale of L-VIS(R) System advertisements, incentives may exist in some cases to sell alternative advertising or sponsorship inventory prior to the sale of L-VIS(R) System advertising.

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

In the case of program enhancements, we are making available to the broadcasters a series of enhancements, which the broadcaster can use to increase the audience appeal of its programs. We typically get a negotiated fixed fee for each use by the broadcaster of such enhancements. There is no assurance that the enhancements which we have developed or may develop in the future will be of sufficient value to the broadcasters to make this a viable business segment for us. Furthermore, competitors may drive down the fees to levels where we cannot cover the costs of providing the enhancement services.

Our development of products related to the Internet and potential interactive television business is an area where a large number of creative new companies and existing well-financed companies have a significant interest. PVI believes that its intellectual property offers an opportunity to participate effectively in these new businesses. Under our joint collaboration and license agreement reached with Cablevision, we will work to develop, market and deploy innovative digital technological applications across the full range of Cablevision's media, sports and entertainment properties. Our ability to play a meaningful role will depend, in part, on our forming and maintaining appropriate relationships with existing industry players, including Cablevision. There is no assurance that our potential products will be embraced by the industry or that we can utilize and develop the relationships we have within the sports and media industries to create a successful business.

MANUFACTURING AND SUPPLY

We have built 37 L-VIS(R) System units (each, an " L-VIS(R) Unit"), of which approximately 34 are being used from time-to-time by customers, potential customers or foreign marketing partners. An L-VIS(R) Unit consists of standard electronic equipment racks, containing both standard purchased components and our proprietary circuit boards, assembled and tested by our own personnel. We have also modified four of our existing L-VIS(R) Units to operate in the downstream or hybrid mode, using image processing alone to perform the virtual insertion. The modification consists primarily of adding a programmed PC to a standard L-VIS(R) Unit.

REGULATIONS

We do not believe that any federal or state regulations currently directly relate to or restrict the use of the L-VIS(R) System. There are existing regulations imposed on broadcasters, which may require disclosure that the L-VIS(R) System is being used in a particular broadcast. In addition, there can be no assurance that there will not be any regulations or restrictions in the future, which either directly, or indirectly through broadcaster regulations, adversely affect the use of the L-VIS(R) System. Further, there can be no assurance that regulatory agencies in foreign jurisdictions have not adopted, or will not adopt in the future, regulations or restrictions affecting the use of the L-VIS(R) System. If adopted, such regulations or restrictions might reduce or eliminate the market for our products in any country where these regulations or restrictions are adopted. This could have a material impact on our ability to expand into both domestic and international markets if it prevents us from providing our services in a particular sport, broadcast or entertainment market.

INTELLECTUAL PROPERTY

PATENTS

We own twelve issued U.S. patents relating to proprietary technology we use in our business. These patents expire at various times, commencing in 2012. A number of new patent applications are pending in the United States.

To date, we have filed patent applications in the European Patent Office and in various non-European countries around the world where we expect to do business. In 2002, our application with the European Patent Office, on EPO Application No. 9191562.8, for a basic pattern recognition patent, was successfully challenged by Symah Vision, a French company and subsidiary of LaGardere.

In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of U.S. Patent 5,917,553, licensed to Sportvision, Inc. on the basis of our belief that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. and Fox Sports Productions, Inc. ("Fox") filed a lawsuit against us in U.S. District Court for the Northern District in California for infringement of the disputed U.S. Patent 5,917,553, seeking injunctive relief and compensation including damages. On January 29, 2002, the parties entered into a Settlement Agreement regarding this matter and a dismissal with prejudice as to all parties was filed on March 9, 2002. Pursuant to the Settlement Agreement, the parties entered into a patent cross-license agreement. The cross-license agreement grants both parties a royalty free license to the patent portfolio of the other party subject, however, to the restriction that each party may only use the other's technology to position and stabilize inserts when the actual insertion of the virtual object into the video stream is performed at the source of the programming, which usually is at the arena site for sporting events. This restriction prevents Sportvision from using PVI technology in a "downstream" configuration. For example, Sportvision is not licensed to use PVI technology in the broadcast studio to stabilize insertions in video transmitted form a remote venue. Also, this restriction prevents Sportvision from using PVI's iPoint(TM)technology.

The degree of protection offered by our patents is not certain, and any patents issued to us or our licensees in a foreign country may provide less protection than provided in the United States. In addition, it is possible that our pending patents will not issue.

We believe our patents will be important in our future business dealings, since we believe that any system that is able to deliver the technical capabilities of the L-VIS(R) System will depend on image processing technology that will, therefore, fall within the scope of PVI's issued patents.

The validity and/or breadth of PVI's owned and licensed patents generally may be tested in post-allowance court proceedings. (See Competition above). The two court proceedings which have been undertaken relating to PVI's patent property have both been settled. And accordingly there has been no completed court test of any of the issued patents, the allowed patents or any of the pending applications or foreign counterparts. We are aware of other companies that have patents or patent applications in the field of electronic video insertion technology. As was the case with Sportvision, these companies or others may claim that we infringe the patents or rights of such third parties, or these third parties may infringe our patents. In either event, patent litigation involves complex legal and factual issues, and the outcome, consequently, is highly uncertain. Furthermore, patent litigation entails considerable costs, which could divert resources that otherwise could be used for our operations. We cannot be certain that PVI or its licensors will be successful in enforcing our rights, or that our products or processes do not or will not infringe the patent or intellectual property rights of a third party. An adverse outcome in the defense of any patent infringement action could subject PVI to significant liabilities to third parties, require PVI to license disputed technology from third parties, if possible, force PVI to try to redesign its products or practices, or require PVI to cease selling its products. In the event our owned or licensed patents were successfully challenged in court, our business, financial condition and results of operations would be materially adversely affected by limiting our ability to do business.

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

GDM, a Spanish media company that licensed the L-VIS(R) System for use in broadcasts in Spain and Portugal during a trial period which ended December 1996, received a letter from a Symah affiliate asserting that use of the L-VIS(R) System in Spain would infringe one of Symah's patents. Although PVI and GDM were advised that use of the L-VIS(R) System would not infringe Symah's patent, there can be no assurance that Symah will not assert infringement claims against PVI or its European licensees in the future or against PVI in the United States for infringement of the U.S. counterpart (U.S. Patent 5,353,392) of Symah's patent. We believe that the L-VIS(R) System does not infringe U.S. Patent 5,353,392 and infringement of this patent has not been asserted against us.

If the L-VIS(R) System were found to infringe any third party patent, we might be required to modify the L-VIS(R) System or enter into an arrangement to license such patent, if possible. There can be no assurance that we would be able, under such circumstance, to modify the L-VIS(R) System or enter into a license arrangement. We also rely in large part on un-patented trade secrets, improvements and proprietary technology. We require our employees and some third parties to enter into confidentiality agreements. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop similar technology, gain access to our technology, reverse engineer or patent technologies that are substantially equivalent or superior to our technologies. We also use copyright, trademark and trade secret protection. These steps may not protect our trade secrets, know-how or other proprietary information.

LICENSE GRANTS TO PVI

PVI has entered into the following license agreements relating to the L-VIS(R)
System:

David Sarnoff Research Center, Inc. ("Sarnoff") has granted PVI a worldwide license to utilize Sarnoff's technology related to the electronic recognition of landmarks, including an exclusive license covering the specific fields of television advertising and television sports. We have also been granted a non-exclusive license for use of the Sarnoff technology in all other fields relating to sports or advertising.

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

On September 20, 2002, we notified Sarnoff that we are no longer using the technology and patents licensed to us by Sarnoff effective June 30, 2002.

Theseus Research, Inc. Theseus Research, Inc. ("Theseus") has granted PVI a non-exclusive, worldwide license to use and sell Theseus' patented technology for the warping of images in real time. During the term of the Theseus license, we are required to pay Theseus a royalty on net sales of products, if any, that incorporate the Theseus technology. PVI paid Theseus an up front license fee of $50,000, which is creditable against these future obligations. The license, which terminates with the expiration of the last of the patents included in the licensed technology, may be terminated by PVI at any time. The technology licensed to PVI by Thesus under this agreement is not used by PVI in any commercial application.

TRADEMARKS

L-VIS(R), the mark under which we are marketing our live video insertion products is a trademark of PVI which is registered with the U.S. Patent and Trademark Office.

C-TRAK (TM) is a trademark of PVI. We have filed a U.S. trademark registration application for C-TRAK(TM), the mark under which we are marketing our electronic imaging system in which a part of the picture or image in a prerecorded or live video signal is scanned, digitized, stored and tracked to thereby maintain the position of one or more inserted images relative to other parts of the main picture or image. We have filed a Statement of Use with respect to the C-TRAK mark on July 5,

2001 and it was accepted by the U.S. Patent and Trademark Office on September 7, 2001. The trademark registration was issued on October 16, 2001.

COPYRIGHT AND TRADE SECRET

PVI relies upon copyright and trade secret protection to maintain the proprietary nature of the computer software it develops that is not patented. These steps may not protect our trade secrets, know how or other proprietary information.

EMPLOYEES

As of March 1, 2003, we (together with our wholly-owned subsidiaries) had 101 full-time employees, 18 of whom were engaged in, or directly support, PVI's hardware and software research, development and product engineering activities, 34 of whom assemble and operate our proprietary systems, 24 of whom were engaged in marketing activities and 25 of whom were engaged in administrative activities. In addition, we utilize part-time and seasonal employees as well as outside contractors and consultants as needed. None of our employees are represented by a labor union, and we believe our relations with our employees are good. Our success depends on our ability to attract and retain qualified financial, technical, marketing and other management personnel for which we face competition.

Currently, all of our employees are required to execute an agreement pursuant to which he or she assigns to PVI all patent rights and technical or other information which pertain to PVI's business and are developed by the employee during his or her employment with PVI, and agrees not to disclose any trade secret or confidential information without the prior consent of PVI.

ITEM 2. PROPERTIES

We currently lease 17,000 square feet of office space in Lawrenceville, New Jersey. The Lawrenceville facility is our main operations center, including product, hardware and software design, manufacturing and product assembly, product test and documentation, post production, customer training and customer technical support. We have recently entered into an amendment of our current lease pursuant to which, effective April 1, 2003, the space we lease in Lawrenceville will be reduced by approximately 25% and the rent per square foot will be reduced by approximately 33%. As amended, the Lawrenceville lease expires on March 31, 2006. We currently lease 4,300 square feet of office space in New York City for our sales, marketing and art department personnel. We also currently lease or sublease approximately 6,000 square feet of office space in Mexico City, which has an expiration date of October 31, 2006, and 1,700 square feet of office space in Ra-anana, Israel, which has an expiration date of December 31, 2003. These offices are the main operations centers of Publicidad, and Princeton Video Image Israel, Ltd., respectively.

ITEM 3. LEGAL PROCEEDINGS

PVI is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders (the "Annual Meeting") was held on December 19, 2002. At the Annual Meeting, our stockholders (i) elected each of the persons listed below to serve as one of our directors until the Annual Meeting of Stockholders to be held in 2003 and until their successors have been duly elected and qualify, (ii) ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2002, and (iii) approved an amendment to our Amended 1993 Stock Option Plan to increase the number of shares of our common stock which may be issued pursuant to options granted under the Plan from 5,160,000 to

7,000,000 shares.

As of November 22, 2002, the record date for our Annual Meeting, 18,487,802 shares of our common stock were issued and outstanding and entitled to vote. Present at our Annual Meeting, either in person or by proxy, were holders of 10,134,850 shares of our common stock. The following sets forth information regarding the results of the voting at our Annual Meeting:

Election of Directors:

                                                             Voting Shares
      DIRECTOR                  Voting Shares in Favor            Withheld
      Lawrence J. Burian                    10,114,465              20,385

      Joseph Decosimo                       10,114,465              20,385

      Donald P. Garber                      10,020,665             114,185

      Wilt Hildenbrand                      10,020,665             114,185

      Lawrence Lucchino                     10,020,665             114,185

      Jerome J. Pomerance                   10,020,665             114,185

      Emilio Romano                         10,020,665             114,185

      Eduardo Sitt                          10,114,465              20,385

      John B. Torkelsen                     10,020,665             114,185

      Brown F Williams                      10,114,465              20,385

      Ratification of Appointment of Independent Public Accountants:

      Votes in Favor:                                               10,013,060
      Votes Against:                                                   121,730
      Abstentions:                                                          60

      Approval of amendment to our Amended 1993 Stock Option Plan:

      Votes in Favor:                                                9,940,797
      Votes Against:                                                   178,880
      Abstentions:                                                      15,173
      Non-Votes:                                                             0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Our common stock traded on The Nasdaq National Market (the "National Market") from December 17, 1997 to January 6, 2003, and on the Nasdaq SmallCap Market (the "SmallCap Market") from January 7, 2003 to March 12, 2003 under the symbol "PVII." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the National Market:

                 Period                                    High         Low
      --------------------------------                     -----       -----
      2001     January 1 - March 31                        6.469       1.438
               April 1 - June 30                           5.230       3.090
               July 1 - September 30                       5.100       2.040
               October 1 - December 31                     2.990       1.910

      2002     January 1 - March 31                        2.380       1.381
               April 1 - June 30                           1.992        .880
               July 1 - September 30                       1.051        .571
               October 1 - December 31                      .712        .330

Since March 13, 2003, our common stock has been quoted on the Over-the-Counter
(OTC) Bulletin Board and continues to trade under the ticker symbol PVII. Our common stock was transferred from the National Market to the SmallCap Market on January 7, 2003 pursuant to a Nasdaq decision, which required that, to maintain the listing on the SmallCap Market, our common stock must evidence a closing bid price of at least $1.00 per share on or before March 10, 2003. Our common stock failed to achieve that bid price and effective with the close of business on March 12, 2003, our common stock was delisted from The Nasdaq Stock Market. The effects of this delisting may include limited news coverage and the limited release of the market prices of our common stock. Delisting may diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing.

As of March 12, 2003, there were 325 holders of record of our common stock. On March 12, 2003, the last sale price reported on the SmallCap Market for our common stock was $.25 per share. The market prices of equity securities of technology companies, such as PVI, have experienced substantial price volatility in recent years for reasons both related and unrelated to the individual performance of specific companies. Future sales of restricted securities (as defined under Rule 144 of the Securities Act of 1933, as amended), common stock under PVI's Stock Option Plan, and common stock issued upon the exercise of outstanding warrants, in the public market could adversely affect the stock price and our ability to raise funds in new stock offerings. To date, the trading volume of our common stock has remained relatively small. As a result, shareholders may experience difficulty selling or otherwise disposing of shares of common stock at favorable prices, or at all.

Companies with low price stocks are governed by additional federal and state regulatory requirements and could lose an effective trading market for their stock. For instance, since our common stock has been delisted from The Nasdaq Stock Market and the price of our common stock is less than $5.00 per share, the sale or purchase of our common stock is subject to Rule 15g-9 under the Securities Exchange Act of 1934. This rule requires that broker-dealers satisfy special sales practice requirements before any transaction, including suitability determinations and receiving a purchaser's written consent. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock. This would reduce the liquidity of our common stock. If these rules become applicable to our common stock, they could have a material adverse effect on the trading market for our common stock. In addition, our common stock could be deemed "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990. If this occurs, additional disclosure would be required if a person wishes to make a trade in our common stock. The disclosure includes the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. These requirements could severely limit the liquidity of our common stock and the ability of purchasers to sell their shares of our common stock in the secondary market.

We have neither paid nor declared any dividends on our common stock since our inception. We expect to retain all earnings, if any, generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by our Board of Directors. Furthermore, pursuant to our Certificate of Incorporation, we are prohibited from paying any dividends on the common stock until all accumulated dividends in respect of the Series A preferred stock and Series B preferred stock have been paid. As of December 31, 2002, the accrued dividends with respect to the shares of Series A preferred stock and

Series B preferred stock totaled $30,686 and $34,643, respectively.

We are required to redeem the Series A preferred stock on a pro rata basis, at a price of $4.50 per share plus all accrued but unpaid dividends, out of 30% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. Subject to the prior redemption of all of the Series A preferred stock, we are required to redeem the Series B preferred stock, on a pro rata basis, at a price of $5.00 per share plus all accrued but unpaid dividends out of 20% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. As of December 31, 2002, 11,363 shares of Series A preferred stock and 12,834 of Series B preferred stock were outstanding. See Note 22 of our Notes to the Consolidated Financial Statements.

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

Shares of PVI stock exchanged for Publicidad stock                     2,678,353
PVI average stock price a few days before
  and after the acquisition was agreed to                             $    1.518
Value of PVI stock issued for the acquisition                         $4,065,740
Fair value of warrants issued as for the acquisition                   1,455,553
Acquisition costs                                                        979,299
                                                                      ----------
                Total purchase price                                  $6,500,592
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

On February 27, 2002, we entered into an asset purchase agreement with SciDel Technologies, Ltd., an Israeli corporation, and its subsidiary, SciDel USA Ltd (collectively, "SciDel"). On March 26, 2002, we completed the transaction, whereby Adco Imaging Ltd. ("Adco"), a newly created Israeli wholly owned subsidiary of PVI, obtained certain assets and liabilities of SciDel in exchange for the issuance of 1,288,000 shares of our common stock and warrants to purchase 670,500 shares of our common stock. In April 2002, Adco changed its name to Princeton Video Image Israel, Ltd. ("PVI Israel"). SciDel, which had been engaged in the development and marketing of a system that enables television broadcasters and the Internet to integrate advertisements into live and pre-recorded televised sports events, sold certain of its assets to us and we intend to continue to use the assets for this same purpose. PVI's primary reasons for acquiring these assets included the value of SciDel's patent portfolio, its sales relationships, including existing contracts in Europe, and the know-how of the R&D personnel we retained. The acquisition, which was a stock-for-assets transaction, was recorded using the purchase method of accounting. The total purchase price of SciDel was approximately $3.7 million and consisted of the following:

Shares of PVI stock                                                    1,288,000
PVI average stock price three days before
  and after the acquisition was agreed to                             $     1.99
Value of PVI stock issued for the acquisition                         $2,560,176
Fair value of warrants issued as
  part of the acquisition (670,500)                                      775,557
Acquisition costs                                                        349,231
                                                                      ----------
                Total purchase price                                  $3,684,964
                                                                      ==========


The warrants issued to SciDel vest over three years and may be exercised at an initial exercise price of $9.00 per share. Our issuance of securities to SciDel in connection with this transaction was exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering. The securities were issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the stock certificate and warrant certificate issued. SciDel received adequate information about our business.

On June 25, 2002, PVI entered into a Note Purchase and Security Agreement (the "Note Purchase Agreement") with PVI Holding, LLC ("PVI Holding"), a subsidiary of Cablevision Systems Corporation. Pursuant to the Note Purchase Agreement, PVI issued to PVI Holding a $5,000,000 secured convertible promissory note (the "Note"). The Note was amended and restated on February 18, 2003. As amended, the
Note is initially convertible into common stock of PVI at $.75 per share. In the event that PVI sells any security (equity, debt or otherwise) in a qualifying transaction (a "New Financing"), the holder of the Note would have the right to convert the Note to PVI common stock at $.75 per share or into the security being issued by PVI in the New Financing, on the same terms as such security is being sold in the New Financing. Following the first New Financing, the common stock conversion price of $.75 per share is increased to $2.50 per share. In addition, the holder will have the right to convert the Note into any security issued in any New Financing that occurs while the Note is outstanding, subject to all of the terms of such New Financing. The holder of the Note is prohibited from converting the Note under any circumstances at a price below $.38 per share, the closing price of PVI's common stock on February 14, 2003. The issuance of the Note was exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering. The Note was issued for investment only and not for purposes of distribution. A legend to such effect was affixed to the Note issued. PVI Holding, LLC received adequate information about our business.

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

                                            Fiscal
                                          Year Ended     Six months ended
                                          December 31,     December 31,               Fiscal Year Ended June 30
('000s except for loss per share)           2002 (4)         2001 (1)      2001 (2)       2000         1999         1998
                                          ------------   ----------------  --------     --------     --------     --------
Statement of Operations Data:

     Total revenue                          $ 10,812         $  5,578      $  4,664     $  3,046     $  1,222     $    696

     Impairment, restructuring and
       other charges (3)(7)                 $  4,887         $  1,061      $     --     $     --     $     --     $     --

     Total costs and expenses               $ 28,699         $ 12,353      $ 17,375     $ 16,793     $ 11,852     $  8,828

Operating loss                              $(17,886)        $ (6,776)     $(12,711)    $(13,748)    $(10,630)    $ (8,132)

Other (expense) income, net                 $    (31)        $    135      $    (52)    $      2     $     --     $     --

Interest expense                            $ (2,714)        $    (16)     $     (2)    $     (5)    $     --     $     --

Interest income                             $     95         $     75      $    609     $    684     $    976     $   (952)

Net loss applicable
   to common stock                          $(21,215)        $ (6,994)     $(11,692)    $(12,489)    $ (9,698)    $ (9,128)

Basic and diluted net
  loss per share                            $  (1.17)        $  (0.48)     $  (1.09)    $  (1.33)    $  (1.18)    $  (1.55)

Weighted average number of
     shares - basic and diluted               18,198           14,721        10,732        9,374        8,186        5,891

Balance Sheet Data:

Cash and cash equivalents                   $    937         $  8,360      $  2,672     $  8,388     $ 12,494     $ 21,553

Accounts receivable                         $  1,547         $  2,299      $  1,308     $    829     $    379     $    193

Property and equipment, net                 $  1,839         $  2,857      $  2,996     $  3,685     $  3,807     $  2,547

Patents, net                                $    795         $    528      $    556     $    587     $    547     $    493

Identifiable intangibles, net               $  2,328         $  3,024      $     --     $     --     $     --     $     --

Goodwill                                    $  3,896         $  5,339      $     --     $     --     $     --     $     --

Total assets                                $ 14,099         $ 31,220      $ 11,295     $ 15,725     $ 18,891     $ 25,426

Secured convertible debt (5)                $  5,137         $     --      $     --     $     --     $     --     $     --

Notes Payable (6)                           $    671         $  1,091      $     --     $     --     $     --     $     --

Refundable Cablevision advance
payment (5)                                 $  3,628         $     --      $     --     $     --     $     --     $     --

Redeemable preferred stock                  $    181         $    174      $    170     $  1,036     $    992     $    948

Minority interest                           $     --         $     --      $     94     $    312     $     --     $     --

Total stockholders'
(deficit)/equity                            $ (3,245)        $ 11,052      $  3,390     $  9,273     $ 12,143     $ 22,034

Other Data:

Capital expenditures                        $    323         $    389      $  1,170     $  1,495     $  2,514     $  2,094

(1) Results reflect the acquisition of Publicidad in September 2001 and the second closing of the Cablevision transaction as described in Note 4 of the Notes to the Consolidated Financial Statements.

(2) Results reflect the first closing of the Cablevision transaction as described in Note 4 of the Notes to the Consolidated Financial Statements.

(3) Reflects severance payment to a former member of management and costs associated with streamlining our domestic, Israeli and European operations as described in Note 6 of the Notes to the Consolidated Financial Statements as well as the SFAS 142 and 144 Goodwill and identifiable intangible asset impairment charges.

(4)   Results reflect the acquisition of SciDel in March 2002 as described in
      Note 5 of the Notes to the Consolidated Financial Statements.

(5) Results reflect the Note Purchase and Security Agreement in June 2002 (the "Note Purchase Agreement) as described in Note 4 of the Notes to the Consolidated Financial Statements.

(6) Publicidad obtained a short-term loan, denominated in Mexican pesos, from a Mexican bank as described in Note 18 of the Notes to the Consolidated Financial Statements.

(7) Results reflect the impairment of goodwill and certain identifiable intangible assets as described in Note 6 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements, the notes there to and the other financial information included elsewhere in this report.

OVERVIEW

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the L-VIS(R) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of December 31, 2002, December 31, 2001, June 30, 2001 and 2000, we had an accumulated deficit of approximately $90,603,384, $69,395,675, $62,405,000,and $50,725,000, respectively. This deficit is the result of product development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(R) System") and iPoint(TM), an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS(R) System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur additional losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media services company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

We intend to focus our efforts on increasing market acceptance of the L-VIS(R) System by continuing to develop software applications, such as animated insertions in event video streams. Such insertions include the virtual first-down line in football, the virtual off sides line in soccer, and virtual product placement in pre-recorded programming. Other software applications being developed include Internet applications which will allow television viewers to interact with live or recorded video programming. Under a joint collaboration and license agreement entered into with Cablevision Systems Corporation, we intend to work together to develop technology to create virtual, in-content, interactive and targeted advertising and enhancement products for use with television distribution. In order to increase our revenue generating user base and to expand into domestic and international markets, we are marketing our systems on a worldwide basis through licensing and royalty agreements and through our wholly owned subsidiary, Publicidad Virtual, S.A. de C.V. ("Publicidad").

Our sales and marketing staff is responsible not only for reaching agreements with teams, leagues and broadcasters, but also for promoting the L-VIS(R) System to advertisers in order to create market awareness and acceptance and to negotiate with potential licensees in yet untapped markets worldwide. While purchases of advertising will typically be done through the rights holder or the broadcaster, we hope to create advertiser interest and demand by promoting the L-VIS(R) System directly to potential advertisers as well as third party licensees. Therefore, we expect to incur substantial additional losses and to experience substantial negative cash flow from operating activities through the next 12 months or until such later time as we achieve revenues sufficient to finance our ongoing capital expenditures and operating expenses. Our ability to produce positive cash flow will be determined by numerous factors, including our ability to reach agreements with, and retain, customers for use of the L-VIS(R) System, as well as various factors outside of our control. Such factors may include contractual restrictions on the use of video insertion technology, adverse publicity and news coverage and the inability of third party sales forces to sell L-VIS(R) System advertising.

We expect to continue generating revenue from ads sold by rights holders that use the L-VIS(R) System. These revenues are expected to be shared with the rights holders. Accordingly, in order to grow revenues from the use of the L-VIS(R) System, we will need to enter into additional agreements with rights holders. The agreements can take various forms, including revenue sharing agreements under which we receive a percentage of the fee paid by the advertisers and contractual arrangements whereby we receive an agreed upon fee for our services. We recognize revenues when the respective advertisement is inserted into a television broadcast. Due to the seasonal nature of sporting events, the revenue generated from the insertion of advertising or program enhancements in sports programming will fluctuate seasonally. This seasonality is moderated by the multi-sport capabilities of the L-VIS(R) System and its increasing use in entertainment and other non-sports related programming.

In addition to the revenue arising from advertising and contractual arrangements, a second revenue source is the strategic licensing of the L-VIS(R) System to third parties. These licenses may be territorial in nature or they may cover individual major broadcast events. In the case of a territorial license, the licensee is responsible for generating business within the territory and we share in the business through one or more means including royalties, license fees, and/or equity participation in the licensee. In the case of individual events, we receive a flat fee or a fee based on revenues generated by the licensee, depending on the nature of the license. These license fees are recognized as revenue when all related commitments have been satisfied and the fee is considered collectible.

A third revenue source is fees paid for the services provided by the L-VIS(R) System which support the electronic insertion of visual aids in live sports and entertainment programming, such as a virtual first-down line in football games, and the use of logo and name branding during live weekday news programming. We also offer an advanced post-production product whereby the L-VIS(R) System technology can place products or logos within existing, pre-recorded television programs, movie scenes or live television broadcasts. We recognize these revenues when earned, which is when the enhancement or visual aid is inserted into a live or pre-recorded television broadcast.

Because our operations relate to the continuing development and marketing of the L-VIS(R) System, we work to convince advertisers, broadcasters and broadcast rights holders of the value of the L-VIS(R) System. If we do not generate enough revenues to cover our operating expenses, we will have to either raise additional money or substantially reduce the scale of our operations. We may not be able to obtain additional financing on acceptable terms, or at all. If we cannot raise money, our business, financial condition and the results of our operations will be adversely affected.

RESULTS OF OPERATIONS

In 2001, we changed our fiscal year from June 30 to December 31, effective with the six months ended December 31, 2001. For comparative purposes, the following is a presentation of our statement of operations for the years ended December 31, 2002 and 2001:

                                                                  For the years ended
                                                                      December 31,
                                                                2002              2001
                                                            ------------      ------------
                                                                               (unaudited)
      Advertising and production revenue                    $ 10,108,170      $  5,440,830
      Royalties and license fees                                 704,200         2,199,604
                                                            ------------      ------------
                     Total revenue                            10,812,370         7,640,434
      Costs and expenses:
         Sales and marketing                                   8,728,018         5,773,031
         Product development                                   3,667,877         3,008,883
         Field operations and support                          4,949,792         5,662,634
         General and administrative                            6,466,416         5,400,768
         Impairment, restructuring and other charges           4,886,513         1,060,832
                                                            ------------      ------------
                     Total costs and expenses                 28,698,616        20,906,148
      Operating loss                                         (17,886,246)      (13,265,714)
         Other (expense) income, net                             (31,242)          106,211
         Interest expense                                     (2,713,727)          (44,818)
         Interest income                                          94,734           450,268
         Losses from equity investment                          (578,598)         (290,271)
         Loss from securities available for sale                      --          (500,000)
                                                            ------------      ------------
      Net loss before tax benefit and minority interest      (21,115,079)      (13,544,324)
         Tax (expense) benefit, net                              (92,630)          173,269
         Minority interest                                            --           241,932
                                                            ------------      ------------
      Net loss                                               (21,207,709)      (13,129,123)
      Accretion of preferred stock dividends                      (6,918)           (6,919)
                                                            ------------      ------------
      Net loss applicable to common stock                   $(21,214,627)     $(13,136,042)
                                                            ============      ============

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001 (UNAUDITED)

REVENUES. Revenues are earned from both advertisers' use of the L-VIS(R) System and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of the L-VIS(R) System outside the United States. Total revenues for the year ended December 31, 2002 increased 42% to $10,812,370 from $7,640,430 for the year ended December 31, 2001 primarily due to the acquisition of Publicidad Virtual, S.A. de C.V. in September 2001. Total royalties and license fees decreased 68% to $704,200 from $2,199,604 for the year ended December 31, 2002 and 2001, respectively. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of these fluctuations. Royalty fees for the year ended December 31, 2001 include $1,590,173 from Publicidad. Advertising and production revenues for the years ended December 31, 2002 and 2001 include Publicidad revenues of $7,747,719 and $3,217,143, respectively. In 2002, we recorded $403,462 of future license fees revenue as a result of the termination of the agreements with Pineapplehead Limited and our Korean Licensee. Total advertising and production revenue increased 86% to $10,108,170 for the year ended December 31, 2002 from $5,440,830 for the year ended December 31, 2001. The increase in advertising and production revenues is due to revenue increases of approximately $5,348,000 primarily resulting from the consolidation of Publicidad and PVI Israel, increased ad sales by the Philadelphia Phillies, virtual advertisements behind home plate during FOX' broadcasts of the 2002 World Series, and an increase in CBS football revenue as a result of the introduction of the branded first down line in the Southeastern Conference college games. These increases in advertising and production revenue were partially offset by reductions of approximately $782,000, primarily due to reduced advertising revenue from the Indy Racing League for the 2002 season, reduced ad revenue from Super Bowl XXXVI and the non-renewal of our agreement with the San Diego Padres.

TOTAL COSTS AND EXPENSES. Total costs and expenses for the year ended December 31, 2002 increased 37% to $28,698,616 from $20,906,148 for the year ended
December 31, 2001.

SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the year ended December 31, 2002 increased 51% to $8,728,018 from $5,773,031 for the year ended December 31, 2001. This resulted primarily from our consolidation of Publicidad's sales and marketing expenses of approximately $5,384,000 for the year ended December 31, 2002, which includes $4,710,000 for television airtime for virtual advertising in both sports and entertainment programming along with $674,000 in other marketing expenses compared to $2,125,000 for the year ended December 31, 2001, which included $1,600,000 for television airtime along with $525,000 in other marketing expenses. Also contributing to the increase was $665,000 of amortization expense related to the value of the intangible assets, including customer and distribution relationships and the Publicidad trade name, acquired in the acquisitions of Publicidad and SciDel, and $168,000 in marketing charges for warrants issued in connection with an agreement PVI entered into on September 1, 2002 to provide digital product insertion (see Note 23 of our Notes to the Consolidated Financial Statements). These increases were partially offset by a decrease of approximately $488,000 in fees charged to obtain certain international broadcast and programming rights, $119,000 in lower trade show activities, and approximately $483,000 due to the reduction in staff and the use of outside consultants.

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in product development activities to increase the capabilities of our hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 22% to $3,667,877 for the year ended December 31, 2002 from $3,008,883 for the year ended December 31, 2001 primarily due to the inclusion of approximately $332,000 for PVI Israel research costs, along with an increase of approximately $327,000 in salaries, bonus, and overhead-related costs due to the redeployment of resources.

FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of our systems for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of our systems in the field. Total field operations and support costs for the year ended December 31, 2002 decreased 13% to $4,949,792 from $5,662,634 for the year ended December 31, 2001. The decrease was due to reduced business with the Indy Racing League, non-renewal of the San Diego Padres for the 2002 season, and streamlining our operations which resulted in shorter on-site setup time required and the ability to provide our services with a reduced number of personnel resulting in a production cost savings of approximately $663,000. Also contributing to the decrease is the reduction of $149,000 in license fees and lower depreciation expense for field equipment of $682,000. This decrease is offset by the inclusion of approximately $944,000 for Publicidad's production costs in 2002 compared to $307,000 in 2001, $144,000 for PVI Israel's production costs, the costs associated with the sale of two L-VIS(R) systems to Cablevision, and an increase in football production costs due to the increased use by CBS in Southeastern Conference college games.

GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased 20% to $6,466,416 for the year ended December 31, 2002 from $5,400,768 for the year ended December 31, 2001. This resulted primarily from the inclusion of approximately $1,897,000 for Publicidad's general and administrative costs in 2002 compared to $310,000 in 2001, and $323,000 for PVI Israel. These increases were offset by a reduction in salaries of $275,000 due to the redeployment and reduction of resources, along with a reduction in Investor Relations of $278,000 and Legal and Administrative Fees of $291,000.

IMPAIRMENT, RESTRUCTURING, AND OTHER CHARGES. During the year ended December 31, 2002, we recorded impairment, restructuring and other charges in the amount of $4,886,513 compared to $1,060,832 for the year ended December 31, 2002. The increase of $3,825,681 is primarily the result of a $4,444,876 charge relating to the impairment of goodwill and certain identifiable intangibles, which was partially mitigated by a $523,788 reduction relating to a settlement reached in October 2002 with a former executive of the company, whereby the terms of the severance package were renegotiated.

The following table displays the activity and balances of the restructuring reserve account from December 1, 2001 to December 31, 2002:


                                           Type of Cost
                                ---------------------------------------
                                  Employee     Facility        Asset
                                Separations    Closings     Impairments     Total
                                ------------------------------------------------------
Additions                       $  980,983   $   79,849    $        --     $ 1,060,832
Deductions                              --         (870)            --            (870)
                                ------------------------------------------------------
Balance at December 31, 2001       980,983       78,979             --       1,059,962
Additions                          817,177      148,248      4,444,876       5,410,301
Adjustments                       (523,788)          --             --        (523,788)
Deductions                        (878,776)    (187,566)    (4,444,876)     (5,511,218)
                                ------------------------------------------------------
Balance at December 31, 2002    $  395,596   $   39,661    $        --     $   435,257
                                ======================================================


OTHER (EXPENSE) INCOME, NET. Total other (expense), net was an expense of $31,242 for the year ended December 31, 2002 as compared to $106,211 for the year ended December 31, 2001. The increase was primarily a result of Publicidad's foreign exchange loss on its US dollar denominated intercompany payable to the parent company, which was offset by PVI Europe's foreign exchange gain on its US dollar denominated intercompany payable to the parent company.

INTEREST EXPENSE. Total interest expense was $2,713,727 for the year ended December 31, 2002 as compared to $44,818 for the year ended December 31, 2001. This increase is primarily due to the $2,578,131 of interest expense related to the Cablevision transaction dated June 25, 2002 (see Note 4 of our Notes to the Consolidated Financial Statements), of which, $2,318,930 is non-cash, and the balance of which will either be paid in cash or PVI common stock.

INTEREST INCOME. Total interest income was $94,734 for the year ended December 31, 2002 as compared to $450,268 of interest income for the year ended December 31, 2001. This decrease is a result of lower cash balances available for investment.

LOSSES FROM EQUITY INVESTMENT. Losses from equity investment increased 99% to $578,598 for the year ended December 31, 2002 from $290,271 for the year ended December 31, 2001 primarily as a result of recording the write off of our investment in the Revolution Company, LLC, which began operations in January 2001. In December, 2002, the Board concluded that the carrying amount of the investment is not recoverable based on its undiscounted cash flows from Revolution Company, LLC, and as such, the remaining investment balance of $578,598 was written off.

LOSSES FROM SECURITIES INVESTMENT. Losses from securities available for sale was $500,000 for the year ended December 31, 2001, related to an other-than-temporary impairment loss. The investment was written down to $0 as of December 31, 2001.

TAX (EXPENSE) BENEFIT, NET. Tax (expense) benefit, net was an expense of $92,630 for the year ended December 31, 2002 compared to a net benefit of $173,269 for the year ended December 31, 2001. In the year ended December 31, 2001, the net tax benefit comprised of a tax benefit of $333,993, net of $160,724 of other tax expenses, of which, $126,348 was foreign withholding taxes based on our royalty revenue from Publicidad. In the year ended December 2002, no tax benefit was recognized, while incurring other tax expenses of $92,630, of which, $77,380 was related to the foreign withholding taxes based on our royalty revenue from Publicidad. The tax benefit in 2001, was received from the sale of a portion of our state net operating loss and research and development tax credits. The sale was made under a plan developed by the State of New Jersey Economic Development Authority and the amount received is a function of the total dollars available under the plan and the number of companies applying for the tax benefit.

MINORITY INTEREST. Accumulated losses in PVI Europe have reduced the minority interest to zero as of December 31, 2001. As such, no additional losses have been allocated to the minority interest in the year ended December 31, 2002.

NET LOSS. As a result of the foregoing factors, our net loss increased 62% to $21,207,709 for the year ended December 31, 2002 from $13,129,123 for the year ended December 31, 2001.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with FIN No. 44, the repriced options are subject to variable accounting and thereby have been adjusted to fair value at December 31, 2002, December 31, 2001 and June 30, 2001. A charge to earnings in the amount of $309,087 was recorded for the fiscal year ended June 30, 2001 because the closing price of our common stock on June 30, 2001 was greater than the exercise price of $4.375. The deferred compensation related to the unvested portion of the options was $640,000 as of June 30, 2001. This charge was reversed during the six months ended December 31, 2001 because the closing price of our common stock on December 31, 2001 was less than the exercise price of $4.375. The deferred compensation related to the unvested portion of the options was $ -0- as of December 31, 2002 and 2001.

COMPARISON OF THE SIX MONTH PERIOD ENDED DECEMBER 31, 2001 TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000 (UNAUDITED)

REVENUES. Revenues are earned from both advertisers' use of the L-VIS(R) System and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of the L-VIS(R) System outside the United States. Total revenues for the six months ended December 31, 2001 increased 114% to $5,577,565 from $2,600,808 for the six months ended December 31, 2000 primarily due to the acquisition of Publicidad Virtual, S.A. de C.V. in September 2001. Total royalties and license fees decreased 18% to $1,019,474 from $1,236,929 for the six months ended December 31, 2001 and 2000, respectively. Total advertising and production revenue increased 234% to $4,558,091 for the six months ended December 31, 2001 from $1,363,879 for the six months ended December 31, 2000. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for these fluctuations. The increases in revenue resulting from our acquisition of Publicidad were partially offset by reduced advertising revenue from our Major League Baseball contracts and the loss of our contract for the NFL Today pre-game show.

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

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS(R) System hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs increased 13% to $1,584,834 for the six months ended December 31, 2001 from $1,397,515 for the six months ended December 31, 2000. This increase represents salaries and overhead related to our ongoing engineering process to migrate the L-VIS(R) system to a PC platform as well as the continuing development of the iPoint(TM) product.

FIELD OPERATIONS AND SUPPORT. Field operations and support expenses include the costs associated with the material production, depreciation and operational support of the L-VIS(R) System units for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of the L-VIS(R) Systems in the field. Total field operations and support costs for the six months ended December 31, 2001 increased 8% to $3,128,220 from $2,885,651 for the six months ended December 31, 2000 primarily due to the inclusion of approximately $300,000 for Publicidad's production costs. This increase was partially offset by approximately $100,000 in savings in our domestic production costs associated with the insertion of the first down line for CBS during the 2001 NFL season. Experience in streamlining our operations resulted in shorter on-site setup time required and the ability to provide our services with a reduced number of personnel.

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

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES. During the six months ended December 31, 2001, we recorded impairment, restructuring and other charges in the amount of $1,060,832. This resulted primarily from the recording of approximately $980,000 in severance payments due to a former member of our management team. These payments will be paid over the three year period November 2001 through October 2004. In addition, we recorded approximately $80,000 for lease payments due on office space in our New Jersey and Belgium offices which, due to the streamlining of our operations, will not be used after January 2002.

INTEREST INCOME. Total interest income decreased 76% to $75,000 for the six months ended December 31, 2001 from $314,000 for the six months ended December 31, 2000 primarily as a result of lower cash balances available for investment.

LOSSES FROM EQUITY INVESTMENT. Losses from equity investment were $176,028 for the six months ended December 31, 2001 as a result of our investment in the Revolution Company, LLC, which began operations in January 2001. The loss of $176,028 represents our share of the total net losses of Revolution Company, LLC.

LOSSES FROM SECURITIES INVESTMENT. Losses from securities available for sale was $500,000 for the six months ended December 31, 2001, related to an other-than-temporary impairment loss. The investment was written down to $0 as of December 31, 2001.

MINORITY INTEREST. Minority interest increased 35% to $94,280 for the six months ended December 31, 2001 from $69,646 for the six month ended December 31, 2000 as a result of increased losses in our majority held subsidiary, PVI Europe.

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

COMPARISON OF THE YEAR ENDED JUNE 30, 2001 TO THE YEAR ENDED JUNE 30, 2000

REVENUES. Total revenue increased 53% to $4,663,677 for the fiscal year ended June 30, 2001 ("Fiscal 2001") from $3,045,899 for the fiscal year ended June 30, 2000 ("Fiscal 2000".) Advertising and contract revenue increased 49% to $2,242,236 in Fiscal 2001 from $1,508,664 in Fiscal 2000 primarily as a result of the increased use of our L-VIS(R) System by ESPN during the broadcast of Sunday Night Baseball games during the 2000 and 2001 MLB season, by CBS Sports for the insertion of the virtual first down line in the national broadcast of 2000-2001 NFL regular and post-season games and by the Indy Racing League ("IRL") throughout their 2001 season. Also contributing to the increase was the initial use of the L-VIS(R) System by CBS on their NFL Today pre-game show for the 2000-2001 season, and by the National Basketball Association in the international broadcast of the 2000-2001 season finals. Advertising and contract revenues increased by approximately $370,000 from football broadcasts, $130,000 from auto racing broadcasts and $100,000 each, from baseball broadcasts and from basketball and post-production activities. Royalties and license fees increased 58% to $2,421,441 in Fiscal 2001 from $1,537,235 in Fiscal 2000. Of this total, royalties and license fees attributable to Publicidad totaled $2,142,927 and $1,090,485 in Fiscal 2001 and 2000, respectively, an increase of approximately $1.1 million year over year. This increase was partially offset by a decrease of approximately $200,000 in license fees received from Sasani, a former South African licensee.

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

PRODUCT DEVELOPMENT. Total product development costs increased 1% to $2,821,564 in Fiscal 2001 from $2,802,249 in Fiscal 2000 primarily due to the costs associated with the use of an outside software development consultant and a shift in the allocation of personnel related to the development of our iPointTM software product, a streaming media product which will allow television viewers to interact with live or recorded video programming delivered to the home via the Internet or interactive television.

FIELD OPERATIONS AND SUPPORT. Total field operations and support expenses decreased 4% to $5,420,065 in Fiscal 2001 from $5,641,355 in Fiscal 2000. This decrease was primarily the result of our implementation of cost controls, savings incurred by reduced shipping expenses and shorter on-site setup time required since the purchase of our mobile production trucks and a reduction in the number of additional L-VIS(R) Systems being built when all mobile production trucks became fully operational. In addition, non-cash compensation expense recorded for the issuance of common stock as payment for license fees decreased by $120,000 in Fiscal 2001 due to the lower market price of our common stock on the dates of stock issuance. These costs were partially offset by an increase of approximately $100,000 for costs associated with the increased use of the L-VIS(R) System for both golf and soccer demos as well as by the IRL and ESPN during their 2000-2001 auto racing and Sunday Night Baseball seasons, respectively.

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

SEGMENT REPORTING We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical regions including the United States, Latin America, Canada, Europe and all other regions. For the year ended December 31, 2002, total revenues were $10,812,370. Of this total, approximately $7.7 million was from our Latin American region and $1.9 million was from the United States, and $1.2M from our other international regions. As a result of our acquisition of Publicidad in September 2001, total revenues increased dramatically between fiscal 1999 and 2001, and during the six months ended December 31, 2001, and as a result of increased license and royalty fees received from Publicidad prior to our acquiring their business in September 2001, and the inclusion of their advertising and production revenue on our consolidated statement of operations since the date of acquisition. License and royalty revenue decreased 68% to $704,200 from $2,199,604 for the year ended December 31, 2002 and 2001, respectively. Due to the acquisition of Publicidad, we no longer receive royalties on the revenues earned by Publicidad, but rather consolidate its revenues as a component of our total advertising and production revenue, thus accounting for a significant portion of this fluctuations.

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

Non-refundable license fees are recognized as revenue over the license term, commencing when all commitments are satisfied. Additionally, under the terms of certain agreements, we retain title to the L-VIS(R) System and receive a non-refundable equipment fee which reflects reimbursement for the construction cost of the system delivered to the licensee. These equipment fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

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

MARKETABLE SECURITIES. PVI holds an investment in Pineapplehead Limited, an Australian based company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, we carry our investment at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the company's cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline exists in our marketable securities, it is our policy to write down this investment to the market value and record the related write down as an investment loss on our consolidated statements of operations.

For more information on our marketable securities, please refer to Note 7 of our Notes to Consolidated Financial Statements.

EQUITY INVESTMENTS. The Company has a direct investment in Revolution Company, LLC, a privately held company. Our investment is accounted for using the equity method of accounting, and accordingly, the carrying balance of our investment is adjusted to reflect our share of investment loss. We have a policy in place to review the fair value of our investment on a regular basis to evaluate the carrying value of the investment in Revolution Company. This policy includes, but is not limited to, reviewing the company's business plan, revenue expectations and operational performance. If we believe that the carrying value of the investment is carried at an amount in excess of fair value, it is our policy to record a reserve in addition to our equity method of accounting and the related write down is recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to volatility in our reported consolidated statements of operations. In December, 2002, the Board concluded that the carrying amount of the investment is not recoverable from its undiscounted cash flows from Revolution Company, LLC, and as such, the remaining investment balance of $578,598 was written off.

For further information on our long-term equity investment, please refer to Note 13 of our Notes to Consolidated Financial Statements.

GOODWILL AND INTANGIBLE ASSETS. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS No. 141 in our allocation of the purchase price of the Publicidad Acquisition. Accordingly, we identified and allocated a value to intangible assets totaling $3.2 million related to customer and distributor relationships and trademarks. We also recorded goodwill related to this acquisition of $5.3 million. SFAS No. 141 was also applied in our allocation of the purchase price of the SciDel Acquisition. Accordingly, we identified and allocated a value to intangible assets totaling $2.1 million related to customer relationships, patents, and software technology. We also recorded goodwill related to this acquisition of $1.4 million. The valuation of these intangible assets is inherently subjective and requires the use of certain estimates based on various valuation techniques, including discounted value of estimated future cash flows, and management's judgment.

The provisions of SFAS No. 142 ("SFAS 142") require that a transitional impairment test be performed as of the beginning of the year the statement is adopted. The new criteria for recording intangible assets separate from goodwill did not require the Company to reclassify any of its intangible assets effective January 1, 2002. SFAS 142 also requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized into results of operations, but instead are reviewed for impairment at least annually and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The annual impairment test of goodwill was performed at the end of the Company's fiscal year of December 31, 2002 and it indicated that there was an impairment of goodwill.

The Company evaluates the recoverability and measures the potential impairment of its goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting units. The Company performed its evaluation of goodwill in two reporting units, (i) Publicidad Virtual S.A. de C.V. ("PV"), and (ii) consolidated Princeton Video Image Israel, Ltd., Princeton Video Image, Inc., and Princeton Video Image Europe, N.V. (collectively "PVI Other"). The first step screens for potential impairment and the second step measures the amount of the impairment, if any. As part of the first step to assess potential impairment, management compared the carrying equity value for each reporting unit to its net present value based on management's forecast of future cash flows. Key assumptions management used to determine the net present value of the reporting units' forecasted cash flows include, a) revenue with compounded annual growth rates of 6.8% for PV and 90.0% for PVI Other, b) a royalty payment of approximately 10% of gross revenues from PV to PVI Other for use of PVI Other technology, and c) discount rates of 22% for PV and 50% for PVI Other. The high growth rate of PVI Other reflects management's estimates of future contracts and contains a high degree of uncertainty, therefore, the resulting cash flows were discounted at a rate of 50%. Since the carrying value of equity in both units were greater than the estimated net present value, the Company then proceeded to the second step to measure the impairment. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting units to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Since the carrying amount of the reporting units' goodwill was greater than its implied fair value, an impairment loss was recognized in both reporting units. As a result, the company wrote down the goodwill in both reporting units. In the PV reporting unit, the write down was $1.4 million of the $5.3 million related goodwill balance, and in the PVI Other reporting unit, the entire goodwill balance of $1.4 million was written off.

Effective January 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviewed the recoverability of its intangible assets concurrently with its review of SFAS
142. Evaluation of possible impairment was based on the Company's ability to recover the asset from the expected future cash flows of the related operations. Since the expected cash flows were less that the carrying amount of the assets, an impairment loss was recognized for the difference between the estimated fair value and book value of the asset. The evaluation of the company's intangible assets in accordance with SFAS 144 resulted in an impairment loss in both reporting units. In the PV reporting unit, write downs of $175,000 for the intangible asset Customer Relationships and $533,000 for the intangible asset Distribution were recorded. In PVI Other, write downs of $362,000 for the intangible asset Patents and $533,000 for the intangible asset Software Technology were recorded.

Common valuation practices require the use of certain estimates and assumptions. While we believe that the estimates and assumptions made in our valuations for both SFAS 142 and SFAS 144 are reasonable and appropriate for our Company, changes to the estimates and assumptions could significantly change the outcome of the analysis. Management believes its estimation methods are reasonable and reflective of common valuation practices.

For the year ended December 31, 2002, we recognized $4,444,876 of total goodwill and identifiable intangible assets impairments.

For more information on our goodwill and intangible assets, please refer to Notes 5,6 and 12 of our Notes to the Consolidated Financial Statements.

PREPAID AIRTIME. Publicidad has obtained the rights to the virtual airtime of two television networks in Mexico, Televisa, S.A. de C.V. ("Televisa") and TV Azteca, S.A. de C.V. ("TV Azteca"). Prepaid airtime is recorded as an asset and amortized as it is used, which is when ads are broadcast over the air. Management believes that all amounts related to unused airtime are fully recoverable during the current fiscal year.

For more information on our prepaid airtime, please refer to Note 9 of our Notes to Consolidated Financial Statements.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of the L-VIS(R) Systems and their components are three years, office and research and development equipment and software is five years, and furniture and fixtures is seven years. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in the statement of operations in the year of disposal. Expenditures for leasehold improvements are capitalized and depreciated over the term of the underlying lease.

IMPAIRMENT OF LONG-LIVED ASSETS. The carrying value of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows. Assets to be disposed are recorded at the lower of carrying value or estimated net realizable value.

For more information on our property and equipment, please refer to Note 11 of our Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and negative cash flows in each year since we commenced operations, due primarily to the costs of developing, testing and building L-VIS(R) Systems, and operating expenses relating to our field operations and sales and marketing activities. Since our inception, we have primarily financed our operations from (i) the net proceeds from private placements of common stock, warrants and redeemable preferred stock, (ii) the payment of a $2,000,000 licensing fee by Presencia en Medios, S.A. de C.V. in consideration of the license we granted to Publicidad, (iii) the proceeds of a bridge loan financing which closed in October 1997, (iv) the proceeds from the initial public offering of our common stock which closed in December 1997, (v) the investment in PVI and the prepayment of license fees by PVI Holding, LLC, a subsidiary of Cablevision Systems Corporation (the "Cablevision transaction"),
(vi) revenues and license fees relating to use of the L-VIS(R) System, (vii) investment income earned on cash balances and short term investments, and (viii) the sale of a portion of our state net operating loss and research and development tax credits.

As of December 31, 2002, we had cash and cash equivalents of $937,421, a decrease of $7,422,932 from our balance at December 31, 2001. Net cash used in operating activities increased to $10,882,580 for the year ended December 31, 2002 from $7,333,949 for the year ended December 31, 2001 due to several important factors. The primary cause was an increase in net losses of approximately $3.4 million. A second significant factor was the inflow of cash from PVI Holding, LLC, a subsidiary of Cablevision, for prepaid royalties, net of a deferred revenue credit of approximately $3.1 million during the year ended December 31, 2001 with no corresponding transaction in the year ended December 31, 2002. Also contributing to the decrease in cash was a reduction in our accounts payable and accrued expenses balance of approximately $5.7 million as payments were made to television rights holders for virtual advertising rights. These were partially offset by the reduction in the prepayment of approximately $3.7 million of television network airtime, reduction in our accounts receivable of $1.8M, reduction in the Notes Payable to Presencia of $553,000, an increase in the non-cash Interest Expense from Cablevision of $2.3M, as well as an increase in advertising and production advances of approximately $265,000 from our customers.

Net cash used in investing activities decreased to $970,798 for the year ended December 31, 2002 from $2,114,728 for the year ended December 31, 2001 as a result of approximately $100,000 due to the absence of license payments which occurred in the prior year, an approximately $545,000 reduction in purchases of property, plant and equipment, and a reduction of approximately $490,000 in merger costs related to the acquisition of Publicidad, which closed in September 2001, and the acquisition of the assets of SciDel Technologies, Ltd., which closed in March 2002.

Net proceeds from financing activities decreased to $4,552,049 for the year ended December 31, 2002 from $15,395,337 for the year ended December 31, 2001. For the year ended December 31, 2001, we recorded net receipts of approximately $14.8 million from Cablevision for their investment in our common stock and warrants, and in June 2002 we recorded net receipts of approximately $4.9 million from Cablevision in consideration for the issuance of a secured convertible note that matures on July 31, 2003 (See Note 2 of our Notes to the Consolidated Financial Statements - Subsequent Events).

Payments due by period under long-term commitments are as follows:

                                                 Within        Within       Within      Within         After
                                   Total         1 year        2 years      3 years     4 years       5 years
                                ----------     ----------     --------     --------     --------     --------
Operating lease commitments     $3,108,869     $  636,012     $614,687     $586,512     $567,780     $703,878

Capital lease commitments           34,210         18,660       15,550           --           --           --

Secured convertible debt         5,137,427      5,137,427           --           --           --           --

Notes Payable                      671,300        671,300           --           --           --           --
                                ----------     ----------     --------     --------     --------     --------
                                $8,951,806     $6,463,399     $630,237     $586,512     $567,780     $703,878
                                ----------     ----------     --------     --------     --------     --------

The consolidated financial statements of PVI have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $21.2 million, $7.0 million, $11.7 million, $12.5 million and $9.7 million for the year ended December 31, 2002, for the six months transition period ended December 31, 2001, and the years ended June 30, 2001, 2000 and 1999, respectively. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS(R) System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our shareholders, creditors, and our ability to close debt or equity transactions to raise cash. In the event we are unable to liquidate our liabilities, planned operations may be scaled back or discontinued. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may delay or eliminate some expenditures, discontinue operations in selected U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to expand our business or meet our operating needs, and may also cause PVI to file for bankruptcy protection as a means to effectively deal with its creditors. In such event the value of current shareholder equity may be severely impaired or lost. In addition, we currently have outstanding three secured convertible promissory notes in the aggregate principal amount of $6,500,000 (the "Secured Notes"), pursuant to the Note Purchase and Security Agreement with Presencia en Medios, SA de CV ("Presencia") and PVI Holding LLC, a subsidiary of Cablevision Systems Corporation ("Cablevision"). The Secured Notes were issued in connection with the amendment to the Note Purchase and Security Agreement on March 20, 2003 (See
Note 28 of our Notes to the Consolidated Financial Statements - Subsequent Events). The Secured Notes mature on July 31, 2003 and are secured by a security interest in all of our assets in favor of Presencia and Cablevision. Presencia and Cablevision have the right to extend the maturity of the Secured Notes for up to two years. In the event that either Presencia or Cablevision choose not to extend the maturity date of the Secured Notes held by them and we are not able to obtain additional funding, we will not be able to repay the debt under the Secured Notes. This could result in a default and the exercise of their rights as a secured debtor by either Presencia or Cablevision. (See Note 1 of our Notes to the Consolidated Financial Statements - Liquidity). The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our management is in the process of seeking additional financing through a variety of options including bridge loans or equity financing with existing shareholders, financial institutions or strategic investors. There is no assurance, however, that any such transactions will provide sufficient resources to repay the Secured Notes or support us until we generate sufficient cash flow to fund our operations. In such event, PVI may not be able to continue as a going concern and may have to file for bankruptcy protection as a means to effectively deal with its creditors. In such event the value of current shareholder equity may be severely impaired or lost.

OTHER

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 will not have a material effect on our Consolidated Financial Statements.

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)", costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. We will adopt SFAS No. 146 for restructuring beginning after January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --

Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For PVI, this means it is effective for the year ended December 31, 2002. Currently PVI applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. The adoption of the disclosure provisions of SFAS No. 148 did not have an impact on PVI's results of operations and financial position.

In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for PVI, is July 1, 2003. PVI is currently evaluating the impact of this consensus on its results of operations, financial position and cash flows. of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. The recording of this liability is not dependent on the probability that the payments will be required. The offset to the liability will depend on the circumstances under which the guarantee was issued, but could include; cash/accounts receivable if it is a stand alone transaction, net proceeds in a sales transaction, or expense if no compensation is received. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for PVI for the year ended December 31, 2002. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe that FIN 45 will have a material impact on the future results of our operations, financial position or cash flows.

CHANGES IN LISTING OF OUR COMMON STOCK. Our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market on January 7, 2003 pursuant to a Nasdaq decision, which required that, to maintain the listing on The Nasdaq SmallCap Market, our common stock must evidence a closing bid price of at least $1.00 per share on or before March 10, 2003. Our common stock failed to achieve that bid price and on March 13, 2003, our common stock was delisted from trading on The Nasdaq Stock Market. The effects of this delisting may include limited news coverage and the limited release of the market prices of our common stock. Delisting may diminish investors' interest in our common stock, restrict the trading market and reduce the price for our common stock. Delisting may also restrict us from issuing additional securities or securing additional financing. Our common stock is now quoted on the Over-the-Counter
(OTC) Bulletin Board and continues to trade under the ticker symbol PVII.

NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $54,530,000, which expire in the years 2006 through 2022. As of December 31, 2002, we had foreign net operating loss carryforwards of approximately $4,843,000, which primarily expire in the years 2006 through 2011.

Based upon the initial public offering of our common stock in December 1997, we have undergone an additional "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Under Section 382 of the Code, upon undergoing an ownership change, our right to use our then existing net operating loss carryforwards as of the date of the ownership change is limited during each future year to a percentage of the fair market value of our then outstanding capital stock immediately before the ownership change and if other ownership changes have occurred prior to this ownership change, the utilization of such losses may be further limited. During the year ended 2002, the Company may have undergone an additional ownership change as a result of certain equity transactions. The timing and manner in which we may utilize our net operating loss carryforwards in any year will be limited by Section 382 of the Code.

EFFECT OF INFLATION

Domestic inflation has not had a significant impact on our sales or operating results. However, inflation may have an impact upon business in a number of international markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have material exposure to market risk from market risk sensitive instruments although we are exposed to foreign currency fluctuations and interest rate changes. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at December 31, 2002, December 31, 2001, June 30, 2001 or June 30, 2000. Declines in interest rates over time will, however, reduce our interest income. Other than intercompany transactions between our domestic and foreign entities, we generally do not have significant transactions denominated in a currency other than the functional currency applicable to each entity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements" on page F-1.

SELECTED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly financial data for the four quarters in our fiscal year ended December 31, 2002, the two quarters in our transition period for the six months ended December 31, 2001 and the four quarters in our fiscal years ended June 30, 2001. This unaudited quarterly information has been prepared on the same basis as the audited financial information presented elsewhere in this report and, in management's opinion, includes all adjustments that we consider necessary for a fair presentation of the information for the quarters presented.


                                                                 QUARTER ENDED

('000's)                        Dec 31      Sep 30      Jun 30      Mar 31      Dec 31        Sep 30     Jun 30
                                2002(4)      2002        2002       2002(3)    2002(1)(2)      2001       2001
                              ----------  ----------  ----------  ----------  ------------  ----------  ---------
Total revenue                 $    3,944  $    1,850  $    3,588  $    1,430  $      3,919  $    1,659  $   1,045


Sales and marketing                2,274       1,805       2,860       1,789         3,123         848        969
Product development                  764         897       1,047         960           889         696        653
Field operations and support       1,353         922       1,201       1,474         1,729       1,399      1,245
General and administrative         1,333       1,410       1,866       1,856         1,797         813      1,401
Impairment, restructuring and
 other charges                     4,230         411           -         246         1,061           -          -
                              ----------  ----------  ----------  ----------  ------------  ----------  ---------
Total costs and expenses           9,954       5,445       6,974       6,325         8,599       3,756      4,268
                              ----------  ----------  ----------  ----------  ------------  ----------  ---------

Operating loss                   (6,010)     (3,595)     (3,386)     (4,895)       (4,680)     (2,097)    (3,223)

Other income (expense), net          443       (475)         (4)           5           115          20       (54)
Interest expense                 (1,328)     (1,325)        (26)        (35)          (14)         (1)        (1)
Interest income                       15          32          17          31            33          42         54
Losses from equity
 investment                         (382)        (63)        (59)        (75)         (109)        (67)       (53)
Losses on securities
 available for sale                    -           -           -           -         (184)       (316)          -
                              ----------  ----------  ----------  ----------  ------------  ----------  ---------
Net loss before tax benefit
 and minority interest           (7,262)     (5,426)     (3,458)     (4,969)       (4,839)     (2,419)    (3,277)

Tax (expense) benefit, net            72        (66)        (55)        (43)           173           -          -
Minority Interest                      -           -           -           -            45          50         70
                              ----------  ----------  ----------  ----------  ------------  ----------  ---------
Net loss                      $  (7,190)  $  (5,492)  $  (3,513)  $  (5,012)  $    (4,621)  $  (2,369)  $ (3,207)
                              ==========  ==========  ==========  ==========  ============  ==========  =========

Basic and diluted net loss
 per share                    $   (0.39)  $   (0.30)  $   (0.19)  $   (0.29)  $      (.27)  $   (0.19)  $  (0.27)
                              ==========  ==========  ==========  ==========  ============  ==========  =========

('000's)                       Mar 31      Dec 31      Sep 30
                                2001        2000        2000
                              ----------  ----------  ----------
Total revenue                 $    1,018  $    1,282  $    1,319


Sales and marketing                  833         851         855
Product development                  771         685         713
Field operations and support       1,289       1,436       1,450
General and administrative         1,391       1,508       1,324
Severance and other charges            -           -           -
                              ----------  ----------  ----------
Total costs and expenses           4,284       4,480       4,342
                              ----------  ----------  ----------

Operating loss                   (3,266)     (3,198)     (3,023)

Other income (expense), net           25        (73)           2
Interest expense                    (28)         (4)         (2)
Interest income                      321         194         120
Losses from equity
 investment                          (61)           -           -
Losses on securities
 available for sale                    -           -           -
                              ----------  ----------  ----------
Net loss before tax benefit
 and minority interest           (3,009)     (3,081)     (2,903)

Tax (expense) benefit, net             -         372           -
Minority Interest                     77          30          40
                              ----------  ----------  ----------
Net loss                      $  (2,932)  $  (2,679)  $  (2,863)
                              ==========  ==========  ==========

Basic and diluted net loss
 per share                    $   (0.27)  $   (0.27)  $   (0.37)
                              ==========  ==========  ==========

(1) Results reflect the acquisition of Publicidad in September 2001 as described in Note 5 of the Notes to Consolidated Financial Statements.

(2) Results reflect severance payment to a former member of management and costs associated with streamlining our domestic and European operations as described in Note 6 of the Notes to the Consolidated Financial Statements.

(3)   Results reflect the acquisition of SciDel in March 2002 as described in
      Note 5 of the Notes to the Consolidated Financial Statements.

(4) Results reflect the impairment of Goodwill and certain identifiable intangibles as described in Note 6 of the Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information concerning this Item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Owner Reporting Compliance" in our Proxy Statement to be filed with respect to our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

For information concerning this Item, see the information under "Executive Compensation" in our Proxy Statement to be filed with respect to our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS.

For information concerning this Item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with respect to our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning this Item, see the information under "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with respect to our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this Annual Report on Form 10-K, our Co-Chief Executive Officers and our Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Co-Chief Executive Officers and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Co-Chief Executive Officers and the Principal Financial Officer.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are included as part of this Annual Report on Form 10-K.

                        1. The financial statements required to be filed pursuant to this Item 15(a)(1) are listed on the "Index to Financial Statements" attached hereto, which is incorporated by reference.

                        2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

                        3.    The exhibits required to be filed pursuant to this
                              Item 15(a)(3) are listed on the "Index to Exhibits" attached hereto, which is incorporated herein by reference.

            (b)   Reports on Form 8-K.

            None filed

                                    Signature

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRINCETON VIDEO IMAGE, INC.

            March 28, 2003

                                        By:   /s/ David Sitt
                                        ----------------------------------------
                                        David Sitt
                                        Co-Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURES                      TITLE                                 DATE
----------                      -----                                 ----

/s/ David Sitt                  Co-Chief Executive Officer            March 28, 2003
---------------------           (co-principal executive officer)
David Sitt

/s/ Roberto Sonabend            Co-Chief Executive Officer            March 27, 2003
---------------------           (co-principal executive officer)
Roberto Sonabend

/s/ James Green                 President, Chief Operating Officer    March 27, 2003
---------------------           (principal financial officer)
James Green

/s/ Brown F Williams            Director                              March 27, 2003
---------------------
Brown F Williams


/s/ Joseph Decosimo             Director                              March 26, 2003
---------------------
Joseph Decosimo


/s/ Lawrence Lucchino           Director                              March 27, 2003
---------------------
Lawrence Lucchino


/s/ Jerome J. Pomerance         Director                              March 28, 2003
---------------------
Jerome J. Pomerance


/s/ Emilio Romano               Director                              March 30, 2003
---------------------
Emilio Romano


/s/ Wilt Hildenbrand            Director                              March 28, 2003
---------------------
Wilt Hildenbrand


                                  Director                            March   , 2003
---------------------
Eduardo Sitt


/s/ Donald P. Garber            Director                              March 31, 2003
---------------------
Donald P. Garber


/s/ Lawrence J. Burian          Director                              March 28, 2003
---------------------
Lawrence J. Burian

I, David Sitt, Co-Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Princeton Video Image, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                Dated: March 28, 2003     /s/ David Sitt
                                        ----------------------------------------
                                        David Sitt
                                        Co-Chief Executive Officer

I, Roberto Sonabend, Co-Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Princeton Video Image, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                Dated: March 27, 2003     /s/ Roberto Sonabend
                                        ----------------------------------------
                                        Roberto Sonabend
                                        Co-Chief Executive Officer

I, James Green, Chief Operating Officer and principal financial officer, certify that:

1. I have reviewed this annual report on Form 10-K of Princeton Video Image, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                Dated: March 27, 2003     /s/ James Green
                                        ----------------------------------------
                                        James Green
                                        Chief Operating Officer
                                        (Principal Financial Officer)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of December 31, 2002
    and 2001                                                                 F-2

Consolidated Statements of Operations for the
   year ended December 31, 2002, the six
   months ended December 31, 2001, and the
   years ended June 30, 2001 and 2000                                        F-3

Consolidated Statements of Cash Flows for the
   year ended December 31, 2002, the six
   months ended December 31, 2001, and the
   years ended June 30, 2001 and 2000                                        F-4

Consolidated Statements of Changes in Stockholders'
  (Deficit)/Equity for the year ended December 31, 2002,
   the six months ended December 31, 2001, and the
   years ended June 30, 2001 and 2000                                        F-5

Notes to Consolidated Financial Statements                                   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Princeton Video Image, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' (deficit)/equity present fairly, in all material respects, the financial position of Princeton Video Image, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, for the six months ended December 31, 2001 and for the two years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has not generated sufficient cash flows from operations to meet its operating and capital requirements, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Florham Park, NJ
March 31, 2003

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                       as of
                                                                                            December 31,    December 31,
                                                                                                2002            2001
                                                                                            ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $    937,421    $  8,360,353
   Restricted securities held to maturity                                                         63,476          63,476
   Accounts receivable, net of allowances of $64,694 and $0                                    1,546,547       2,298,897
   License rights                                                                                150,000          50,000
   Prepaid airtime                                                                               653,685       2,713,533
   Prepaid Cablevision discounts                                                               1,037,690              --
   Other current assets                                                                          486,911         887,795
                                                                                            ------------    ------------
              Total current assets                                                             4,875,730      14,374,054
Property and equipment, net                                                                    1,839,388       2,856,733
Patents, net                                                                                     794,996         527,682
Identifiable intangibles, net                                                                  2,328,210       3,024,167
Goodwill                                                                                       3,896,244       5,339,244
Investment in/Advances to Revolution Company LLC                                                      --         567,795
Cablevision deferred revenue credit                                                                   --       4,350,261
Other assets                                                                                     364,611         180,392
                                                                                            ------------    ------------
                   Total assets                                                             $ 14,099,179    $ 31,220,328
                                                                                            ============    ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                    $  5,260,963    $  5,999,393
   Accounts payable to television networks                                                     1,525,984       4,360,372
   Advertising and production advances                                                           202,607              --
   Secured convertible debt                                                                    5,137,427              --
   Notes payable                                                                                 671,300       1,090,608
   Payable to Presencia                                                                          333,789         637,465
   Unearned revenue                                                                              129,549         179,436
                                                                                            ------------    ------------
              Total current liabilities                                                       13,261,619      12,267,274
Refundable Cablevision advance payment                                                         3,627,790              --
Unearned revenue                                                                                      --         184,833
Cablevision advance payments                                                                          --       7,500,000
License obligations                                                                              200,000              --
Other liabilities                                                                                 74,443          42,511
                                                                                            ------------    ------------
              Total liabilities                                                               17,163,852      19,994,618
                                                                                            ------------    ------------
Commitments and contingencies (Notes 4,5,6,8,24)

           See accompanying notes to Consolidated Financial Statements.

                                   (CONTINUED)

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                                       as of
                                                                                            December 31,    December 31,
                                                                                                2002            2001
                                                                                            ------------    ------------
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized, issued and outstanding 11,363 shares at December 31, 2002 and 2001;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)         81,819          78,751
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized, issued and outstanding 12,834 shares at December 31, 2002 and 2001;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)         98,813          94,963
                                                                                            ------------    ------------
              Total redeemable preferred stock                                                   180,632         173,714
                                                                                            ------------    ------------
Stockholders' Equity:
   Common stock,  $.001 par value at December 31, 2002 and 2001; authorized
     60,000,000 shares; 18,487,802 and 17,130,865 shares issued and outstanding, net of
     214,040 and 279,366 treasury shares at par December 31, 2002 and 2001, respectively          18,488          17,131
   Additional paid-in capital                                                                 87,330,153      80,488,924
       Deferred compensation                                                                          --         (81,926)
       Other comprehensive income                                                                  9,438          23,542
   Accumulated deficit                                                                       (90,603,384)    (69,395,675)
                                                                                            ------------    ------------
              Total stockholders' equity                                                      (3,245,305)     11,051,996
                                                                                            ------------    ------------
                   Total liabilities, redeemable preferred stock,
                   and stockholders' equity                                                 $ 14,099,179    $ 31,220,328
                                                                                            ============    ============

          See accompanying notes to Consolidated Financial Statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the        For the six
                                                       year ended       months ended           For the years ended
                                                      December 31,      December 31,                 June 30,
                                                      ------------      ------------      ------------------------------
                                                          2002              2001              2001              2000
                                                      ------------      ------------      ------------      ------------
Advertising and production revenue                    $ 10,108,170      $  4,558,091      $  2,242,236      $  1,508,664
Royalties and license fees                                 704,200         1,019,474         2,421,441         1,537,235
                                                      ------------      ------------      ------------      ------------
              Total revenue                             10,812,370         5,577,565         4,663,677         3,045,899
Costs and expenses:
   Sales and marketing                                   8,728,018         3,970,482         3,508,917         4,127,494
   Product development                                   3,667,877         1,584,834         2,821,564         2,802,249
   Field operations and support                          4,949,792         3,128,220         5,420,065         5,641,355
   General and administrative                            6,466,416         2,609,060         5,624,064         4,222,364
   Impairment, restructuring and other charges           4,886,513         1,060,832                --                --
                                                      ------------      ------------      ------------      ------------
              Total costs and expenses                  28,698,616        12,353,428        17,374,610        16,793,462
Operating loss                                         (17,886,246)       (6,775,863)      (12,710,933)      (13,747,563)
   Other (expense) income, net                             (31,242)          134,715           (52,444)            1,881
   Interest expense                                     (2,713,727)          (15,547)           (1,504)           (5,069)
   Interest income                                          94,734            74,584           609,264           684,373
   Losses from equity investment                          (578,598)         (176,028)         (114,243)               --
   Loss from securities available for sale                      --          (500,000)               --                --
                                                      ------------      ------------      ------------      ------------
Net loss before tax benefit and minority interest      (21,115,079)       (7,258,139)      (12,269,860)      (13,066,378)
    Tax (expense) benefit, net                             (92,630)          173,269           371,999           596,998
    Minority interest                                           --            94,280           217,298            24,734
                                                      ------------      ------------      ------------      ------------
Net loss                                               (21,207,709)       (6,990,590)      (11,680,563)      (12,444,646)
Accretion of preferred stock dividends                      (6,918)           (3,459)          (11,801)          (44,112)
                                                      ------------      ------------      ------------      ------------
Net loss applicable to common stock                   $(21,214,627)     $ (6,994,049)     $(11,692,364)     $(12,488,758)
                                                      ============      ============      ============      ============

Basic and diluted net loss per share                        ($1.17)           ($0.48)           ($1.09)           ($1.33)
                                                      ============      ============      ============      ============
Weighted average number of shares of
        common stock outstanding                        18,198,455        14,721,155        10,731,634         9,374,317
                                                      ============      ============      ============      ============

          See accompanying notes to Consolidated Financial Statements.

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the        For the six
                                                             year ended       months ended          For the years ended
                                                            December 31,      December 31,                June 30,
                                                            ------------      ------------    -------------------------------
                                                                2002              2001             2001              2000
                                                            ------------      ------------     ------------      ------------
Cash flows from operating activities:
   Net loss                                                 $(21,207,709)     $(6,990,590)     $(11,680,563)     $(12,444,646)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
        Amortization of unearned revenue                        (473,199)        (121,987)         (327,840)         (548,557)
        Impairment of goodwill and identifiable
          intangibles                                          4,444,876               --                --                --
        Depreciation expense                                   1,371,352          901,277         1,853,991         1,849,189
        Amortization of intangibles/license rights             1,209,357          539,607           718,441         1,512,480
        Amortization of deferred compensation                     81,926           40,963                --                --
        Non-cash charges (credits) associated
        with stock, warrant and option grants                    496,269         (309,087)          508,449           860,862
        Non-cash loss from impairment of securities                   --          500,000                --                --
        Non-cash interest from related party notes                    --               --          (249,301)               --
        Losses from equity investments                           578,598          176,028           114,243                --
        Gain on sale of fixed assets                              (9,327)         (15,746)               --                --
        Non-cash interest expense                              2,318,930               --                --                --
        Non-cash transfer of inventory to Cablevision             73,290               --                --                --
        Provision for doubtful accounts                           79,852               --                --                --
        Minority interest                                             --          (94,280)         (217,298)          (24,734)
      Changes in assets and liabilities (net of effects
        of acquisitions):
             Trade accounts receivable                           616,599       (1,044,551)         (441,584)         (450,677)
             Prepaid airtime                                   1,770,693       (1,971,541)               --                --
             Other current assets                                456,685         (226,419)          (99,990)          (21,471)
             Cablevision deferred revenue credit and
               deferred royalty payment, net                          --        1,786,917         1,362,822                --
             Other assets                                        (77,719)         (59,274)           22,967             2,868
             Accounts payable and accrued expenses              (445,978)         350,596           141,298           (83,494)
             Accounts payable to television networks          (2,359,232)       3,777,419                --                --
             Advertising and production advances                 264,918               --                --                --
             Unearned revenue                                    229,549           12,498           434,102            16,775
             Payable to Presencia                               (294,241)        (847,334)               --                --
             Other liabilities                                    (8,069)           9,477                --            24,307
                                                            ------------      ------------     ------------      ------------
             Net cash used in operating activities           (10,882,580)      (3,586,027)       (7,860,263)       (9,307,098)
                                                            ------------      ------------     ------------      ------------

Cash flows from investing activities:
   Proceeds from held-to-maturity investments                         --               --                --            77,153
   Purchase of securities available for sale                                                                         (500,000)
   Investment in/Advances to Revolution Company LLC              (10,803)          (8,066)         (850,000)               --
   Acquisition costs                                            (349,231)        (231,008)         (608,606)               --
   Purchases of property and equipment                          (323,412)        (388,526)       (1,169,580)       (1,431,352)
   Proceeds from the sale of fixed assets                         68,862           54,225                --                --
   Purchases of license rights                                  (300,000)              --          (700,000)       (1,300,000)
   Increase in patents                                           (56,214)         (35,599)          (86,812)         (135,753)
                                                            ------------      ------------     ------------      ------------
             Net cash used in investing activities              (970,798)        (608,974)       (3,414,998)       (3,289,952)
                                                            ------------      ------------     ------------      ------------

          See accompanying notes to Consolidated Financial Statements.

                                  (CONTINUED)

PRINCETON VIDEO IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                               For the        For the six
                                                             year ended       months ended          For the years ended
                                                            December 31,      December 31,                June 30,
                                                            ------------      ------------    -------------------------------
                                                                2002              2001             2001              2000
                                                            ------------      ------------     ------------      ------------
Cash flows from financing activities:
   Proceeds from sales of common stock, net                           --        9,280,526         5,480,560         8,310,869
   Proceeds from option exercises                                  5,705               --                --                --
   Proceeds from issuance of convertible debt, net             4,925,000               --                --                --
   Capitalized financing costs                                   (84,596)              --                --                --
   Proceeds from issuance of notes payable                            --          567,278                --                --
   Repayment of notes payable                                   (294,060)              --                --                --
   Cash received from related party notes receivable                  --           30,961            88,386           179,956
                                                            ------------      ------------     ------------      ------------
             Net cash provided by financing activities         4,552,049        9,878,765         5,568,946         8,490,825
                                                            ------------      ------------     ------------      ------------

             Net (decrease) increase in cash and
               cash equivalents                               (7,301,329)       5,683,764        (5,706,315)       (4,106,225)
Foreign exchange impact on cash                                 (121,603)           4,361            (9,605)               --
Cash and cash equivalents at beginning of period               8,360,353        2,672,228         8,388,148        12,494,373
                                                            ------------      ------------     ------------      ------------
Cash and cash equivalents at end of period                  $    937,421      $ 8,360,353      $  2,672,228      $  8,388,148
                                                            ============      ===========      ============      ============

Supplemental cash flow information:
   Additional fair value of warrant and debt issued
      to Cablevision (see note 4)                           $  2,415,283
   Non-cash exchange of iPoint license and equipment
      for reduction of Cablevision advance payments
      net of deferred revenue credit                        $    497,788
   Warrants issued for license agreements                   $    167,729
   Fair value of warrants/stock issued in
      acquisition of SciDel                                 $  3,335,733
   Fair value of warrants/stock issued in
      acquisition of Publicidad                                               $ 5,521,293
   Stock issued for royalty payment                                                            $    196,861      $    332,164
   Capital lease obligations incurred                                                                            $     85,220

          See accompanying notes to consolidated financial statements.

Princeton Video Image, Inc.
Consolidated Statements of Changes in Stockholders' (Deficit)/Equity


                                                                                             Common Stock          Additional
                                                                                       Number of                    Paid-In
                                                                                         Shares        Amount       Capital
                                                                                      ----------     --------     ------------
 BALANCE AT JUNE 30, 1999                                                              8,199,379       40,996       51,535,488

 Net Loss
Unrealized gain on securities available for sale

   Comprehensive loss

Issuance of common stock for option and warrant exercises                                 30,318          151           81,567
Issuance of common stock for royalty payments                                             57,144          284          331,880
Issuance of stock at $5.50 per share in connection with private
   equity financing, net of expenses                                                   1,592,727        7,964        8,221,187
Compensation expense associated with the issuance of options for
   consulting services provided by third parties and the Board of Directors                                            449,668

Receipt of payments on notes outstanding
Accretion of preferred stock dividends                                                                                 (44,112)

                                                                                      ----------     --------     ------------
 BALANCE AT JUNE 30, 2000                                                              9,879,568       49,395       60,575,678

 Net Loss
 Foreign currency translation adjustments
 Unrealized loss on securities available for sale

   Comprehensive loss

Issuance of common stock to Cablevision                                                2,007,909       10,040        6,146,911
Costs associated with the Cablevision transaction                                                                   (1,212,142)
Issuance of common stock for option and warrant exercises                                  8,823           45           24,002
Issuance of common stock for royalty payments                                             57,144          286          196,575
Issuance of common stock in exchange for preferred stock                                 167,569          838          876,280
Compensation expense associated with the issuance of options for
   consulting services provided by the Board of Directors                                                                2,500
Receipt of payments on notes outstanding                                                (279,366)      (1,397)      (1,072,402)
Related party note issued in connection with delivery of L-VIS System upgrade to licensee

Compensation expense associated with the issuance of repriced
  options to employees and the Board of Directors                                                                      309,087
Accretion of preferred stock dividends                                                                                 (11,801)

                                                                                      ----------     --------     ------------
 BALANCE AT JUNE 30, 2001                                                             11,841,647     $ 59,206     $ 65,834,688

 Net Loss
 Unrealized loss on securities available for sale
 Reversal of unrealized loss on securities held for sale
 Foreign currency translation adjustments

   Comprehensive loss

Issuance of common stock to Cablevision                                                1,992,091        1,992        2,118,741
Costs associated with the Cablevision transaction                                                                     (910,173)

                                                                                   Related Party                        Other
                                                                                      Notes         Deferred        Comprehensive
                                                                                    Receivable    Compensation      Income (Loss)
                                                                                   -----------    ------------      -------------
 BALANCE AT JUNE 30, 1999                                                           (1,153,278)                             --

 Net Loss
Unrealized gain on securities available for sale                                                                       346,167

   Comprehensive loss

Issuance of common stock for option and warrant exercises
Issuance of common stock for royalty payments
Issuance of stock at $5.50 per share in connection with private equity financing, net of expenses
Compensation expense associated with the issuance of options for consulting services provided by third parties and the Board of Directors

Receipt of payments on notes outstanding                                               179,956
Accretion of preferred stock dividends

                                                                                   -----------     ---------         ---------
 BALANCE AT JUNE 30, 2000                                                             (973,322)                        346,167

 Net Loss
 Foreign currency translation adjustments                                                                              146,497
 Unrealized loss on securities available for sale                                                                     (531,224)

   Comprehensive loss

Issuance of common stock to Cablevision
Costs associated with the Cablevision transaction
Issuance of common stock for option and warrant exercises
Issuance of common stock for royalty payments
Issuance of common stock in exchange for preferred stock
Compensation expense associated with the issuance of options for consulting services provided by the Board of Directors
Receipt of payments on notes outstanding                                               933,299
Related party note issued in connection with delivery of L-VIS System
  upgrade to licensee                                                                  (20,414)

Compensation expense associated with the issuance of repriced options to employees and the Board of Directors
Accretion of preferred stock dividends

                                                                                   -----------     ---------         ---------
 BALANCE AT JUNE 30, 2001                                                          $   (60,437)                      $ (38,560)

 Net Loss
 Unrealized loss on securities available for sale                                                                     (185,141)
 Reversal of unrealized loss on securities held for sale                                                               370,198
 Foreign currency translation adjustments                                                                             (122,955)

   Comprehensive loss

Issuance of common stock to Cablevision
Costs associated with the Cablevision transaction

                                                                                                       Total
                                                                                                   Stockholders'
                                                                                   Accumulated        Equity
                                                                                    (Deficit)        (Deficit)
                                                                                 -------------     -------------
 BALANCE AT JUNE 30, 1999                                                         (38,279,876)       12,143,330

 Net Loss                                                                         (12,444,646)      (12,444,646)
Unrealized gain on securities available for sale                                                        346,167
                                                                                                   ------------
   Comprehensive loss                                                                               (12,098,479)

Issuance of common stock for option and warrant exercises                                                81,718
Issuance of common stock for royalty payments                                                           332,164
Issuance of stock at $5.50 per share in connection with private
   equity financing, net of expenses                                                                  8,229,151
Compensation expense associated with the issuance of options for
   consulting services provided by third parties and the Board of Directors                             449,668

Receipt of payments on notes outstanding                                                                179,956
Accretion of preferred stock dividends                                                                  (44,112)

                                                                                -------------      ------------
 BALANCE AT JUNE 30, 2000                                                         (50,724,522)        9,273,396

 Net Loss                                                                         (11,680,563)      (11,680,563)
 Foreign currency translation adjustments                                                               146,497
 Unrealized loss on securities available for sale                                                      (531,224)
                                                                                                   ------------
   Comprehensive loss                                                                               (12,065,290)

Issuance of common stock to Cablevision                                                               6,156,951
Costs associated with the Cablevision transaction                                                    (1,212,142)
Issuance of common stock for option and warrant exercises                                                24,047
Issuance of common stock for royalty payments                                                           196,861
Issuance of common stock in exchange for preferred stock                                                877,118
Compensation expense associated with the issuance of options for
   consulting services provided by the Board of Directors                                                 2,500
Receipt of payments on notes outstanding                                                               (140,501)
Related party note issued in connection with delivery of L-VIS System
  upgrade to licensee                                                                                   (20,414)

Compensation expense associated with the issuance of repriced
  options to employees and the Board of Directors                                                       309,087
Accretion of preferred stock dividends                                                                  (11,801)

                                                                                -------------      ------------
 BALANCE AT JUNE 30, 2001                                                       $ (62,405,085)     $  3,389,812

 Net Loss                                                                          (6,990,590)       (6,990,590)
 Unrealized loss on securities available for sale                                                      (185,141)
 Reversal of unrealized loss on securities held for sale                                                370,198
 Foreign currency translation adjustments                                                              (122,955)
                                                                                                   ------------
   Comprehensive loss                                                                                (6,928,488)

Issuance of common stock to Cablevision                                                               2,120,733
Costs associated with the Cablevision transaction                                                      (910,173)

          See accompanying notes to consolidated financial statements.


                                                                                             Common Stock          Additional
                                                                                       Number of                    Paid-In
                                                                                         Shares        Amount       Capital
                                                                                      ----------     --------     ------------
Issuance of warrants in connection with the Cablevision transaction                                                  6,064,609
Issuance of common stock for the acquisition of Publicidad                             2,678,353        2,678        4,063,062
Issuance of vested warrants in connection with the acquisition of Publicidad                                         1,455,553
Issuance of unvested warrants in connection with the acquisition of Publicidad                                         122,889
Issuance of common stock to Presencia en Medios, S.A. de C.V.                            615,385          615        1,999,386
Issuance of common stock for stock option exercises                                        3,389           16            5,339

Amortization of deferred compensation
Receipt of payments on notes outstanding

Compensation expense reversal associated with the issuance of repriced
  options to employees and the Board of Directors                                                                     (309,087)
Change in common stock from $.005 stated value to $.001 par value                                     (47,376)          47,376
Accretion of preferred stock dividends                                                                                  (3,459)

                                                                                      ----------     --------     ------------
 BALANCE AT DECEMBER 31, 2001                                                         17,130,865     $ 17,131     $ 80,488,924

 Net Loss
 Foreign currency translation adjustments

   Comprehensive loss

Issuance of common stock for the acquisition of SciDel                                 1,288,000        1,288        2,558,888
Issuance of warrants for the acquisition of SciDel                                                                     775,557
Issuance of common stock for stock option exercises                                        3,611            4            5,701
Adjustment to Cablevision warrants in connection with financing transaction                                          2,780,607
Issuance of warrants for license agreements                                                                            167,729

Amortization of deferred compensation

Issuance of common stock in connection with company 401(k) match                          65,326           65          231,125
Compensation expense associated with the issuance of options for
   consulting services provided by third parties and the Board of Directors                                            195,296
Compensation expense associated with the extension of options
   to departing and severed officers and employees                                                                     133,244
Accretion of preferred stock dividends                                                                                  (6,918)

                                                                                      ----------     --------     ------------
 BALANCE AT DECEMBER 31, 2002                                                         18,487,802     $ 18,488     $ 87,330,153
                                                                                      ==========     ========     ============


                                                                                    Related Party                        Other
                                                                                       Notes         Deferred        Comprehensive
                                                                                     Receivable    Compensation      Income (Loss)
                                                                                    -----------    ------------      -------------
Issuance of warrants in connection with the Cablevision transaction
Issuance of common stock for the acquisition of Publicidad
Issuance of vested warrants in connection with the acquisition of Publicidad
Issuance of unvested warrants in connection with the acquisition of Publicidad                       (122,889)
Issuance of common stock to Presencia en Medios, S.A. de C.V
Issuance of common stock for stock option exercises

Amortization of deferred compensation                                                                  40,963
Receipt of payments on notes outstanding                                                 60,437

Compensation expense reversal associated with the issuance of repriced options to employees and the Board of Directors
Change in common stock from $.005 stated value to $.001 par value
Accretion of preferred stock dividends

                                                                                    -----------     ---------         ---------
 BALANCE AT DECEMBER 31, 2001                                                       $        --     $ (81,926)        $  23,542

 Net Loss
 Foreign currency translation adjustments                                                                               (14,104)

   Comprehensive loss

Issuance of common stock for the acquisition of SciDel
Issuance of warrants for the acquisition of SciDel
Issuance of common stock for stock option exercises
Adjustment to Cablevision warrants in connection with financing transaction
Issuance of warrants for license agreements

Amortization of deferred compensation                                                                  81,926

Issuance of common stock in connection with company 401(k) match
Compensation expense associated with the issuance of options for consulting services provided by third parties and the Board of Directors
Compensation expense associated with the extension of options to departing and severed officers and employees
Accretion of preferred stock dividends

                                                                                    -----------     ---------         ---------
 BALANCE AT DECEMBER 31, 2002                                                       $        --     $      --         $   9,438
                                                                                    ===========     =========         =========

                                                                                                           Total
                                                                                                       Stockholders'
                                                                                       Accumulated        Equity
                                                                                        (Deficit)        (Deficit)
                                                                                     -------------     -------------
Issuance of warrants in connection with the Cablevision transaction                                       6,064,609
Issuance of common stock for the acquisition of Publicidad                                                4,065,740
Issuance of vested warrants in connection with the acquisition of Publicidad                              1,455,553
Issuance of unvested warrants in connection with the acquisition of Publicidad                                   --
Issuance of common stock to Presencia en Medios, S.A. de C.V                                              2,000,001
Issuance of common stock for stock option exercises                                                           5,355

Amortization of deferred compensation                                                                        40,963
Receipt of payments on notes outstanding                                                                     60,437

Compensation expense reversal associated with the issuance of repriced
  options to employees and the Board of Directors                                                          (309,087)
Change in common stock from $.005 stated value to $.001 par value
Accretion of preferred stock dividends                                                                       (3,459)

                                                                                    -------------      ------------
 BALANCE AT DECEMBER 31, 2001                                                       $ (69,395,675)     $ 11,051,996

 Net Loss                                                                             (21,207,709)      (21,207,709)
 Foreign currency translation adjustments                                                                   (14,104)
                                                                                                       ------------
   Comprehensive loss                                                                                   (21,221,813)

Issuance of common stock for the acquisition of SciDel                                                    2,560,176
Issuance of warrants for the acquisition of SciDel                                                          775,557
Issuance of common stock for stock option exercises                                                           5,705
Adjustment to Cablevision warrants in connection with financing transaction                               2,780,607
Issuance of warrants for license agreements                                                                 167,729

Amortization of deferred compensation                                                                        81,926

Issuance of common stock in connection with company 401(k) match                                            231,190
Compensation expense associated with the issuance of options for
   consulting services provided by third parties and the Board of Directors                                 195,296
Compensation expense associated with the extension of options
   to departing and severed officers and employees                                                          133,244
Accretion of preferred stock dividends                                                                       (6,918)

                                                                                    -------------      ------------
 BALANCE AT DECEMBER 31, 2002                                                       $ (90,603,384)     $ (3,245,305)
                                                                                    =============      ============


          See accompanying notes to consolidated financial statements.

                           PRINCETON VIDEO IMAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

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

In the United States, PVI is in the process of migrating its technology from camera-based systems, which are more expensive to build and operate, to less expensive and easier to integrate "vision"-based technology, where the L-VIS(R) platform resides downstream in the broadcast studio. Camera systems utilize information from a broadcast camera in order to insert an image into a video stream, which requires the costly enterprise of trucking equipment and crews to the event. This migration is expected to substantially reduce PVI's costs and expenses in the US. In Mexico, which is PVI's largest market, 100% of the revenue is generated by downstream, vision-based systems.

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

PVI's marketing approach is to demonstrate that virtual advertising can create incremental advertising inventory for broadcasters, which they can use to generate incremental ad revenues. PVI then participates in the new revenue stream created by virtual advertising as opposed to being a source of additional production cost.

We market our services on a worldwide basis through licensing and royalty agreements, and through our wholly owned subsidiaries Publicidad Virtual, S.A. de C.V. ("Publicidad") headquartered in Mexico City, Mexico and, Princeton Video Image Israel, Ltd. ("PVI Israel") headquartered in Ra'ananna, Israel.

LIQUIDITY

The consolidated financial statements of PVI have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $21.2 million, $7.0 million, $11.7 million, and $12.4 million for the year ended December 31, 2002, for the six months ended December 31, 2001, and the years ended June 30, 2001, and 2000, respectively. Our actual working capital requirements will depend on numerous factors, including the progress of our product development programs, our ability to maintain our customer base and attract new customers to use the L-VIS(R) System, the level of resources we are able to allocate to the development of greater marketing and sales capabilities, technological advances, our ability to protect our patent portfolio and the status of our competitors. We expect to incur costs and expenses in excess of expected revenues during the ensuing fiscal year as we continue to execute our business strategy of becoming a global, media services company by adding to our sales and marketing management force both domestically and internationally, and to strengthen existing relationships with rights holders, broadcasters and advertisers.

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the support of our shareholders and creditors, and our ability to close debt or equity transactions to raise cash. In the event we are unable to liquidate our liabilities, our operations may be scaled back or discontinued. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures, discontinue or liquidate operations in the U.S. or international markets or significantly downsize our sales, marketing, research and development and administrative functions. These activities could impact our ability to expand our business or meet our operating needs and may also cause PVI to file for bankruptcy protection as a means to effectively deal with its creditors. In such event the value of current shareholder equity may be severely impaired or lost. In addition, we currently have outstanding three secured convertible promissory notes in the aggregate principal amount of $6,500,000 (the "Secured Notes"), pursuant to the Note Purchase and Security Agreement with Presencia en Medios, S.A. de C.V. ("Presencia") and PVI Holding LLC, a subsidiary of Cablevision Systems Corporation ("Cablevision"). The Secured Notes were issued in connection with the amendment to the Note Purchase and Security Agreement on March 20, 2003 (See Note 28 of our Notes to the Consolidated Financial Statements - Subsequent Events). The Secured Notes mature on July 31, 2003 and are secured by a security interest in all of our assets in favor of Presencia and Cablevision. Presencia and Cablevision have the right to extend the maturity of the Secured Notes for up to two years. In the event that either Presencia or Cablevision choose not to extend the maturity date of the Secured notes held by them and we are not able to obtain additional funding, we will not be able to repay the debt under the Secured Notes. This could result in a default and the exercise of their right as a secured debtor by either Presencia or Cablevision. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our management is in the process of seeking additional financing through a variety of options including bridge loans or equity financing with existing shareholders, financial institutions or strategic investors. There is no assurance, however, that any such transactions will provide sufficient resources to repay the Secured Notes or support us until we generate sufficient cash flow to fund our operations. In such event, PVI may not be able to continue as a going concern and may have to file for bankruptcy protection as a means to effectively deal with its creditors. In such event the value of current shareholder equity may be severely impaired or lost.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN FISCAL YEAR

In 2001, we changed our fiscal year from June 30 to December 31, effective with the six months ended December 31, 2001. For comparative purposes, the following is a presentation of our statement of operations for the years ended December 31, 2002 and 2001:

                                                                    For the years ended
                                                                        December 31,
                                                                   2002              2001
                                                               ------------      ------------
                                                                                  (unaudited)
      Advertising and production revenue                       $ 10,108,170      $  5,440,830
      Royalties and license fees                                    704,200         2,199,604
                                                               ------------      ------------
                                  Total revenue                  10,812,370         7,640,434
      Costs and expenses:
         Sales and marketing                                      8,728,018         5,773,031
         Product development                                      3,667,877         3,008,883
         Field operations and support                             4,949,792         5,662,634
         General and administrative                               6,466,416         5,400,768
         Impairment, restructuring  and other charges             4,886,513         1,060,832
                                                               ------------      ------------
                                  Total costs and expenses       28,698,616        20,906,148
      Operating loss                                            (17,886,246)      (13,265,714)
         Other (expense) income, net                                (31,242)          106,211
         Interest expense                                        (2,713,727)          (44,818)
         Interest income                                             94,734           450,268
         Losses from equity investment                             (578,598)         (290,271)
         Loss from securities available for sale                         --          (500,000)
                                                               ------------      ------------
      Net loss before tax benefit and minority interest         (21,115,079)      (13,544,324)
          Tax (expense) benefit, net                                (92,630)          173,269
          Minority interest                                              --           241,932
                                                               ------------      ------------
      Net loss                                                  (21,207,709)      (13,129,123)
      Accretion of preferred stock dividends                         (6,918)           (6,919)
                                                               ------------      ------------
      Net loss applicable to common stock                      $(21,214,627)     $(13,136,042)
                                                               ============      ============

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

RESTRICTED SECURITIES HELD TO MATURITY

We have invested in U.S. Treasury Notes, which, at the time of purchase, had a maturity greater than three months but less than one year and were restricted as to use under the terms of an existing letter of credit. We intend to hold these debt instruments to maturity and, accordingly, have classified them as marketable securities held to maturity at their amortized cost basis.

MARKETABLE SECURITIES

Certain marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss). Declines in value, which are deemed to be other than temporary, are recognized in the statement of operations.

PREPAID AIRTIME

Prepaid Airtime represents advance payments to broadcasters for rights to television airtime and is amortized as it is used, to sales and marketing expense. It is common practice that unused airtime in a specific period, considering the corresponding agreements, could be used in future events. Management believes that all amounts related to unused airtime are fully recoverable during the ensuing fiscal year.

LICENSE RIGHTS

License rights are amortized over the shorter of the license term or the estimated useful life of the rights granted and are reviewed for impairment whenever events or circumstances occur which indicates recorded cost might not be recoverable.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the L-VIS(R) Systems and their components are three years, office and research and development equipment and software is five years, and furniture and fixtures is seven years. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in the statement of operations in the year of disposal. Expenditures for leasehold improvements are capitalized and depreciated over the shorter of the term of the underlying lease or the useful life.

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS

Intangible assets are recorded at cost and amortized using the straight-line method over appropriate periods.

Legal costs and filing fees incurred to apply for patents are capitalized and amortized over an estimated useful life of 7 years.

Identifiable intangible assets include customer relationships, distribution relationships, trademarks and tradenames, and software technology acquired in the Publicidad and SciDel acquisitions and are being amortized over their estimated useful lives of 4, 5, 3, and 10 years, respectively.

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.

The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted. We adopted this statement in September 2001 with the acquisition of Publicidad. SFAS No. 142 also requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized into results of operations, but instead are reviewed for impairment at least annually and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. For the six months ended December 31, 2001, there was no impairment of goodwill. The annual impairment test of goodwill was performed at the end of the Company's fiscal year of December 31, 2002 and it indicated that there was an impairment of goodwill (see Note 6 of our Notes to the Consolidated Financial Statements).

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", all long-lived assets held and used by us and amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If the cash flows are less than the carrying amount, an impairment loss would be recognized for the difference between the estimated fair value and the carrying value.

INCOME TAXES

We account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. We record a valuation allowance to reflect the estimated amount of deferred tax assets, which, more likely than not, will not be realized.

REVENUE

Royalty fee revenue relates to the fee received when our licensees have royalty agreements pursuant to which we earn revenues from their use of our technology. The minimum amounts are recorded when earned in accordance with the contract terms. Amounts in excess of the minimum are recorded when the conditions for earning the royalties in excess of the minimums are met.

Non-refundable license fees are recognized as revenue over the license term, commencing when all commitments are satisfied. Additionally, under the terms of certain agreements, we retain title to the L-VIS(R) System and receive a non-refundable equipment fee, which reflects reimbursement for the construction cost of the system delivered to the licensee. These equipment fees are recorded as license revenue on a straight-line basis over the shorter of the license term or useful life of the equipment.

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

PRODUCT DEVELOPMENT COSTS

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Product development costs are expensed as incurred. Included are costs associated with all personnel, materials and contract personnel engaged in research and development activities to increase the capabilities of the L-VIS(R) system hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the internet and interactive television.

PROFORMA STOCK COMPENSATION

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

                                        For the            For the six
                                      year ended          months ended              For the year ended
                                     December 31,         December 31,                    June 30,
                                         2002                 2001                2001                2000
                                  ------------------    ----------------       -----------         -----------
Net loss applicable to
  common stock                       $(21,214,627)        $ (6,994,049)        (11,692,364)        (12,488,758)
SFAS 123 Compensation expense             950,178            1,276,650           2,253,115           2,855,846
                                     ------------         ------------         ------------        ------------
Proforma net loss applicable to      $(22,164,805)        $ (8,270,699)        $(13,945,479)       $(15,344,604)
  common stock                       ============         ============         ============        ============

Proforma net loss per share          $      (1.22)        $      (0.56)        $     (1.30)        $     (1.64)
                                     ============         ============         ============         ============

The proforma compensation expense of $950,178, $1,276,650, $2,253,115 and $2,855,846 for the year ended December 31, 2002, the six months ended December 31, 2001, and the fiscal years ended June 30, 2001 and 2000, respectively, was calculated on the fair value of each option using the minimum value method for those options issued prior to October 17, 1997 (the date of initial filing with the SEC) and using the Black-Scholes method for those options issued on October 17, 1997 and later. The following weighted average assumptions were used in the calculations:

                                     December 31,                June 30,
                                  2002         2001         2001         2000
                               ----------   ----------   ----------   ----------
Risk free interest rate             2.48%        4.72%        4.97%        6.28%
Expected option lives          4.24 years   5.71 years   6.09 years   6.33 years
Expected volatility                106.7%       113.0%       113.0%        70.0%

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

Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 21,113,508, 18,505,424, 4,199,479, and

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3,722,487 shares of common stock that were outstanding at December 31, 2002 and 2001, and at June 30, 2001 and 2000, respectively, were not included in diluted per share calculations, as their effect would be antidilutive. In addition, the accretion of preferred dividends, which could be paid out in common stock, was not material for the four periods presented.

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

RECLASSIFICATIONS

To conform to the December 31, 2002 presentation we reclassified certain amounts for previous years.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: the future recoverability of the L-VIS(R) System costs, impairment of intangibles, depreciation and amortization and accrued expenses.

3. NEW PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 will not have a material effect on our Consolidated Financial Statements.

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)", costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. We will adopt SFAS No. 146 for restructuring beginning after January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For PVI, this means it is effective for the year ended December 31, 2002. Currently PVI applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. The adoption of

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the disclosure provisions of SFAS No. 148 did not have an impact on PVI's results of operations, and financial position.

In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for PVI, is July 1, 2003. PVI is currently evaluating the impact of this consensus on its results of operations, financial position and cash flows.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. The recording of this liability is not dependent on the probability that the payments will be required. The offset to the liability will depend on the circumstances under which the guarantee was issued, but could include; cash/accounts receivable if it is a stand alone transaction, net proceeds in a sales transaction, or expense if no compensation is received. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for PVI for the year ended December 31, 2002. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe that FIN 45 will have a material impact on the future results of our operations, financial position or cash flows.

4. CABLEVISION

In February 2001, we entered into a stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement") with PVI Holding, LLC ("PVI Holding") a wholly owned subsidiary of Cablevision. The transaction contemplated by the stock and warrant purchase agreement (the "Cablevision Transaction") was completed in two parts. The first closing under the agreement was held in February 2001, and PVI Holding purchased 2,007,909 shares of our common stock for approximately $5 million. At the second closing, held in September 2001, PVI Holding purchased an additional 1,992,091 shares of our common stock and warrants to purchase 11,471,908 shares of our common stock for an aggregate purchase price of approximately $5 million. In addition, 500,000 warrants were issued to Presencia as part of the second closing. If we issue securities in the future, PVI Holding will have the preemptive right to purchase sufficient shares of our common stock to maintain its percentage of ownership as of the date of issuance of the shares. For so long as PVI Holding beneficially owns at least 75% of its original investment, it has the right to designate one director to our Board.

In connection with the Cablevision Transaction, PVI and Cablevision executed a license agreement granting Cablevision and its affiliates the right to use our L-VIS(R) System and related proprietary rights in its businesses. Under the terms of the agreement, we received advance payments of $2.5 million and $5.0 million in February and September 2001, respectively. These advance payments are creditable against the royalties and other payments due to PVI under the license agreement and under the joint collaboration and license agreement described below (the "Cablevision Agreements"). The license agreement provides that we will receive royalties based on Cablevision's revenues from use of the L-VIS(R) System, an equipment fee equal to our direct costs of manufacturing each L-VIS(R) System we provide under the license, and enhancement fees for electronic insertions for which Cablevision does not receive revenues based on our direct costs of providing such insertions. If PVI terminates the license for any reason, the unused portion of the advance payments and the undepreciated value of the equipment are refundable to Cablevision.

We allocated the amounts received from the Cablevision Transaction and the advance payments under the license agreement between common stock, warrants and advance payments in proportion to their relative fair value. The fair value of the warrants was determined using a Black-Scholes calculation. Based on this methodology, we allocated $6.1 million and $2.1 million to common stock and additional paid-in-capital for the first and second closings, respectively, and $6.1 million to additional paid-in-capital for the issuance of warrants in the second closing. The fair value assigned to the advance payments

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

received at the first and second closings was $1.4 million and $1.8 million, respectively. In order to reflect the refundable advance payments at the maximum amount refundable, a total of $7.5 million was recorded as advance payments and $4.4 million was recorded as deferred revenue credits, which was to be amortized as a reduction in revenue earned under the Cablevision Agreement.

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

Revenues of $19,737 and $-0- were recognized under the Cablevision Agreements in 2002 and the six months ended December 31, 2001, respectively.

On June 25, 2002, PVI entered into a Note Purchase and Security Agreement (the "Note Purchase Agreement") with PVI Holding. Pursuant to the Note Purchase Agreement, in consideration of $5,000,000 in cash PVI issued to PVI Holding a $5,000,000 secured convertible note, which bears interest at 10% per annum and matures on March 31, 2003 (the "Note"). The Note is secured by all of PVI's assets. The holder may convert the Note into PVI's common stock at any time prior to maturity at a price of $2.50 per share. If, prior to the maturity date, PVI sells shares of its common stock resulting in aggregate cash proceeds of at least $10.0 million, PVI may convert the note into shares of its common stock at a price of $2.50 per share or, if such common stock is sold for an aggregate weighted average price of less than $1.00 per share, at such weighted average price. Pursuant to the Note Purchase Agreement, PVI also amended the warrants that the Company issued to PVI Holding on September 20, 2001. The amendment entitles PVI Holding to purchase 12,794,207 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006, and contains anti-dilution provisions that require an adjustment to the number of shares underlying the warrants and/or the exercise price upon the occurrence of certain events.

Concurrent with the issuance of the Note, PVI granted Cablevision certain other rights, including the following:

a) The conversion of a license for iPoint(TM) granted pursuant to the Joint Collaboration and License Agreement to a fully paid up, non-exclusive, perpetual, royalty free license, and sale of two L-VIS(R) units to Cablevision, in consideration for an aggregate $3.8 million reduction in the balance of the $7.5 million Cablevision advance payment, described above.

b) The L-VIS(R) License Agreement was amended to reduce charges for certain services, and to provide, among other amendments, that PVI would be obligated to refund any unused portion of the Cablevision advance payment if Cablevision doesn't purchase products and services or generate royalty payments in the following amounts by the following dates:

      - The unused portion of $1 million must be refunded if unused by June 30,2004

      - The unused portion of $2.5 million must be refunded if unused by June 30, 2005

      -     The entire unused balance must be refunded if unused by January 1,
            2006

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c) PVI also granted Cablevision the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value if PVI is unable to raise $10.0 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003. If the option is exercised, we will only be able to use or commercialize our technology outside of the US, unless we obtain a US license from Cablevision.

Concurrent with the issuance of the Note, Publicidad and Presencia en Medios, S.A. de C.V. ("Presencia"), an equity holder in PVI, also amended an existing consulting services agreement (see Note 27 of our Notes to the Consolidated Financial Statements), pursuant to which Presencia provides consulting services to Publicidad and receives compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's operating margins, as defined in the agreement. The amendment simplifies the formula for calculation of the payments to Presencia, and gives Publicidad the option, under certain circumstances described in the amendment, of paying the contingent service fee in PVI common stock.

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

As part of the June 25, 2002 modifications to our License Agreement with Cablevision, we transferred to Cablevision a fully paid, royalty free, perpetual license of our iPoint(TM) technology and inventory with an agreed upon combined value of $3.8 million, and reduced the Cablevision advance payments balance from $7.5 million to $3.6 million. We also agreed to repay the remaining balance of the advance payments in the event that Cablevision does not meet the purchase levels described above. A net charge of $497,788 resulting from the elimination of the deferred revenue credit of $4.3 million and reduction in the advance payments balance of $3.8 million has also been recorded as a prepaid discount to Cablevision.

The prepaid discount to Cablevision is being recognized as a dollar-for-dollar reduction in revenues from Cablevision; however, to the extent that straight-line amortization over the nine-month period to maturity of the convertible debt exceeds the amount recognized as a revenue reduction in any quarter, such excess will be recorded currently as interest expense. For the year ended December 31, 2002, $2,578,131 was recognized as interest expense for amortization of the discount, fair value accretion, and stated interest.

5. ACQUISITIONS OF BUSINESSES

PUBLICIDAD ACQUISITION

In December 2000, we entered into a reorganization agreement (the "Reorganization Agreement") with Presencia en Medios S.A. de C.V. ("Presencia") and certain of its affiliates, which agreement was later amended on February 4, 2001. On September 20, 2001 we completed the transaction contemplated by the Reorganization Agreement (the "Presencia Transaction"), whereby Presencia and its affiliates sold their shares of Publicidad to us and our wholly owned subsidiary, Princeton Video Image Latin America, LLC ("PVI Latin America"), and Publicidad became our wholly-owned subsidiary. The acquisition, which was a stock-for-stock transaction, was recorded using the purchase method of accounting. The total purchase price of Publicidad was $6.5 million and consisted of the following costs to PVI:

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Shares of PVI stock exchanged for Publicidad stock                 2,678,353
      PVI average stock price a few days before and
        after the Acquisition was agreed to                            $     1.518
      Value of PVI stock issued for the acquisition                      4,065,740
      Fair value of vested warrants issued for the acquisition           1,455,553
      Acquisition costs                                                    979,299
                                                                       -----------
          Total Purchase Price                                         $ 6,500,592
                                                                       ===========

The final allocation of the purchase price to the acquired assets and assumed liabilities of Publicidad based on a fair value appraisal of the assets and liabilities and acquisition costs is as follows:

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

For the year ended December 31, 2002 and the six months ended December 31, 2001, amortization expense of the intangible assets identified as part of the Publicidad Virtual acquisition was $703,332 and $175,833, respectively.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SCIDEL ACQUISITION

On February 27, 2002, we entered into an asset purchase agreement with SciDel Technologies, Ltd., an Israeli corporation, and its subsidiary, SciDel USA Ltd (collectively, "SciDel"). On March 26, 2002, we completed the transaction, whereby Adco Imaging Ltd. ("Adco"), a newly created Israeli wholly owned subsidiary of PVI, obtained certain assets and liabilities of SciDel. In April 2002, Adco changed its name to Princeton Video Image Israel, Ltd. ("PVI Israel"). SciDel, which had been engaged in the development and marketing of a system that enables television broadcasters and the Internet to integrate advertisements into live and pre-recorded televised sports events, sold certain of its assets to us and we intend to continue to use the assets for this same purpose. PVI's primary reasons for acquiring these assets included the value of SciDel's patent portfolio, its sales relationships, including existing contracts in Europe, and the know-how of the R&D personnel we retained. The acquisition, which was a stock-for-assets transaction, was recorded using the purchase method of accounting. The total purchase price of SciDel was approximately $3.7 million and consisted of the following:

Shares of PVI stock                                 1,288,000
PVI average stock price three days before
  and after the acquisition was agreed to          $     1.99
Value of PVI stock issued for the acquisition      $2,560,176
Fair value of warrants issued as
  part of the acquisition (670,500)                   775,557

Acquisition costs                                     349,231
                                                   ----------
                Total purchase price               $3,684,964
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

The final allocation of the purchase price to the acquired assets and assumed liabilities of SciDel based on a fair value appraisal of the assets and liabilities and acquisition costs is as follows:

Net book value of purchased SciDel assets & liabilities      $  146,088
Fair value adjustments:
     Patents - 10 year life                                     760,000
     Software Technology - 10 year life                       1,130,000
     Customer Relationships - 4 year life                       250,000
     Goodwill - indefinite life                               1,398,876
                                                             ----------
Total purchase price                                         $3,684,964
                                                             ==========

The purchase of SciDel has been recorded with an effective date of March 26, 2002, and thus is included in operations from then forward.

For the year ended December 31, 2002, amortization expense of the intangible assets identified as part of the SciDel acquisition was $188,625.

The following is a proforma summary of the results of operations as if the acquisitions of SciDel and Publicidad had been completed on July 1, 2000:

                                                 For the year ended          For the six months             For the year
                                                       ended                       ended                       ended
                                                 December 31, 2002           December 31, 2001             June 30, 2001
                                                 -----------------           -----------------             -------------
Revenues                                           $ 10,910,370                $  7,043,000                $ 11,939,000
Net Loss                                            (21,699,589)                 (9,795,000)                (22,108,000)
Net Loss Applicable to Common Stock                 (21,706,507)                 (9,798,000)                (22,120,000)
Basic and diluted net loss per share
   applicable to common stock                      $      (1.18)               $      (0.57)               $      (1.50)
Weighted average number of shares
   of common stock outstanding                       18,466,788                  17,125,136                  14,697,987

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

In 2002 and 2001, we recorded $4,886,513 and $1,060,832, respectively, as an expense to impairment, restructuring and other charges. The charges are comprised of impairments of goodwill and certain identifiable intangible assets, severance, and other charges.

IMPAIRMENT

For the year ended December 31, 2002, we realized $4,444,876 of asset impairments, which was comprised of goodwill impairments of $2,841,876 and identifiable intangible asset impairments of $1,603,000.

The Company evaluates the recoverability and measures the potential impairment of its goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting units. The Company performed its evaluation of goodwill in two reporting units, (i) Publicidad Virtual S.A. de C.V. ("PV"), and (ii) consolidated Princeton Video Image Israel, Ltd., Princeton Video Image, Inc., and Princeton Video Image Europe, N.V. (collectively "PVI Other"). The first step screens for potential impairment and the second step measures the amount of the impairment, if any. As part of the first step to assess potential impairment, management compared the carrying equity value for each reporting unit to its net present value based on management's forecast of future cash flows. Key assumptions management used to determine the net present value of the reporting units' forecasted cash flows include, a) revenue with compounded annual growth rates of 6.8% for PV and 90.0% for PVI Other, b) a royalty payment of approximately 10% of gross revenues from PV to PVI Other for use of PVI Other technology, and c) discount rates of 22% for PV and 50% for PVI Other. The high growth rate of PVI Other reflects management's estimates of future contracts and contains a high degree of uncertainty, therefore, the resulting cash flows were discounted at a rate of 50%. Since the carrying value of equity in both units were greater than the estimated net present value, the Company then proceeded to the second step to measure the impairment. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting units to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Since the carrying amount of the reporting units' goodwill was greater than its implied fair value, an impairment loss was recognized in both reporting units. As a result, the company wrote down the goodwill in both reporting units. In the PV reporting unit, the write down was $1.4 million of the $5.3 million related goodwill balance, and in the PVI Other reporting unit, the entire goodwill balance of $1.4 million was written off.

Effective January 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviewed the recoverability of its intangible assets concurrently with its review of SFAS
142. Evaluation of possible impairment was based on the Company's ability to recover the asset from the expected future cash flows of the related operations. Since the expected cash flows were less that the carrying amount of the assets, an impairment loss was recognized for the difference between the estimated fair value and book value of the asset. The evaluation of the company's intangible assets in accordance with SFAS 144 resulted in an impairment loss in both reporting units. In the PV reporting unit, write downs of $175,000 for the intangible asset Customer Relationships and $533,000 for the intangible asset Distribution were recorded. In PVI Other, write downs of $362,000 for the intangible asset Patents and $533,000 for the intangible asset Software Technology were recorded.

Common valuation practices require the use of certain estimates and assumptions. While we believe that the estimates and assumptions made in our valuations for both SFAS 142 and SFAS 144 are reasonable and appropriate for our Company, changes to the estimates and assumptions could significantly change the outcome of the analysis. Management believes its estimation methods are reasonable and reflective of common valuation practices.

RESTRUCTURING AND OTHER CHARGES

As a result of the streamlining of our operations in Belgium, Brazil, Israel and the United States we incurred expenses equaling $441,637 and $1,060,832 for the year ended December 31, 2002 and the six months ended December 2001, respectively. During the year ended December 31, 2002, a total of nine, six, eight and twenty-four positions were eliminated in our European, Brazilian, Israeli and domestic offices, respectively, representing 100%, 100%, 57% and approximately 35% of the total workforce in the respective regions. In connection with the eliminated positions, we recorded an expense to impairment, restructuring and other charges of $817,177 and $980,983 for the year ended December 31, 2002 and the six months ended December 31, 2001, respectively. In addition, we recorded an expense to impairment, restructuring and other charges of $148,248 and $79,849 for the year ended December 31, 2002 and the six months ended December 31, 2001, respectively, as a result of the closing of the Belgian office.

On October 23, 2002, we reached an agreement with a former executive of the company, whereby the terms of the severance package were renegotiated. In accordance with the settlement, the cash obligation was reduced and an option to purchase of 250,000 shares of PVI Common Stock was granted. The option was fully vested upon the execution of the agreement, is exercisable for a period of four years at an exercise price of $1.00 per share, and has a Black-Scholes value of $95,625. The net result is a $523,788 adjustment to the severance accrual as of December 31, 2002.

The following table displays the activity and balances of the restructuring reserve account from December 1, 2001 to December 31, 2002:

                                                   Type of Cost
                                  -----------------------------------------------
                                    Employee         Facility          Asset
                                  Separations        Closings        Impairments          Total
                                  ----------------------------------------------------------------
Additions                          $ 980,983        $  79,849        $        --       $ 1,060,832
Deductions                                --             (870)                --              (870)
                                   ---------------------------------------------------------------
Balance at December 31, 2001         980,983           78,979                 --         1,059,962
Additions                            817,177          148,248          4,444,876         5,410,301
Adjustments                         (523,788)              --                 --          (523,788)
Deductions                          (878,776)        (187,566)        (4,444,876)       (5,511,218)
                                   ---------------------------------------------------------------
Balance at December 31, 2002       $ 395,596        $  39,661        $        --       $   435,257
                                   ===============================================================

The balance as of December 31, 2002 will be paid out during the fiscal year ending December 31, 2003.

7. MARKETABLE SECURITIES

On June 8, 2000, the company purchased 1,692,333 shares of Pineapplehead Limited common stock. During the six months ended December 31, 2001, it was determined that there had been a decline in value, which was not temporary in nature. Accordingly, a $500,000 realized loss was recognized in the statement of operations.

8. LICENSE RIGHTS

On July 25, 2002, we entered into an agreement with NFL International, a division of NFL Enterprises, L.P., retroactively effective to February 4, 2002. Under the terms of the agreement, we were granted exclusive rights to use electronic insertion technology in certain NFL International broadcasts of

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NFLI/NFLEL games during the 2002, 2003, and 2004 seasons and non-U.S. telecasts of Super Bowl XXXVII, XXXVIII, and XXXIX. This agreement extended a previous agreement we had with NFL International, which lasted one year and ended with Super Bowl XXXVI. We recorded an intangible asset and a corresponding liability on our balance sheet for the acquisition of the license rights under both agreements. These rights are amortized on a straight line basis and payments are made according to a pre-determined payment schedule set forth in the agreement. For the year ended December 31, 2002, for the six months ended December 31, 2001, and for the years ended June 30, 2001 and 2000, the amortization expense with respect to these rights totaled $187,500, $300,000, $600,000 and $1,416,669, respectively. A total of $300,000, $-0-, $700,000 and $1,300,000 in cash payments were made during the year ended December 31, 2002, the six months ended December 31, 2001, and the years ended June 30, 2001 and 2000, respectively. The remaining balance payable was $950,000, of which $750,000 is current, at December 31, 2002 and $800,000, of which the entire balance was current, at December 31, 2001 and June 30, 2001.

9. PREPAID AIRTIME

Publicidad has obtained the rights to the virtual airtime of two television networks in Mexico, Televisa, S.A. de C.V. ("Televisa") and TV Azteca, S.A. de C.V. ("TV Azteca"). Prepaid airtime is recorded as an asset and amortized as it is used, which is when ads are broadcast over the air. Management believes that all amounts related to unused airtime are fully recoverable during the current fiscal year. The unused airtime as of December 31, 2002 and 2001 was as follows:

                                       December 31,
                                   2002          2001
                                 --------     ----------
      Televisa, S.A. de C.V      $653,685     $2,277,290
      TV Azteca, S.A. de C.V           --        436,243
                                 --------     ----------
           Prepaid airtime       $653,685     $2,713,533
                                 ========     ==========

10. OTHER CURRENT ASSETS

Other current assets consisted of the following:

                                             December 31,
                                          2002         2001
                                        --------     --------
      Prepaid insurance                 $244,847     $111,330
      Prepaid license fees                    --       23,679
      Prepaid and recoverable taxes       90,405      532,521
      Other assets                       151,659      220,265
                                        --------     --------
           Other current assets         $486,911     $887,795
                                        ========     ========

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. PROPERTY AND EQUIPMENT

The costs and accumulated depreciation of property and equipment are summarized as follows:

                                                                     December 31,
                                                                2002              2001
                                                            ------------      ------------
      Furniture and fixtures                                $    324,959      $    312,691
      Leasehold improvements                                     174,134           148,727
      Office equipment                                         2,588,320         2,951,311
      Production Systems, rack components & spare parts        6,303,334         6,204,107
      Research and development equipment and software            572,017           569,751
      Vehicles                                                   498,681           500,035
                                                            ------------      ------------
           Total property and equipment                       10,461,445        10,686,622
      Less: accumulated depreciation                          (8,622,057)       (7,829,889)
                                                            ------------      ------------
           Property and equipment, net                      $  1,839,388      $  2,856,733
                                                            ============      ============

Depreciation expense related to property and equipment amounted to $1,371,352, $901,277, $1,853,991 and $1,849,189 for the year ended December 31, 2002, the six months ended December 31, 2001 and for the years ended June 30, 2001 and 2000, respectively.

12. INTANGIBLE ASSETS

The costs and accumulated amortization of our patents and pending applications, and other identifiable intangible assets are summarized as follows:

                                                     December 31,
                                                 2002             2001
                                             -----------      -----------
      Patents                                $ 1,431,231      $   977,017
      Less: accumulated amortization            (636,235)        (449,335)
                                             -----------      -----------
           Patents, net                      $   794,996      $   527,682
                                             ===========      ===========

      Identifiable Intangibles:
        Customer relationships               $ 1,075,000      $ 1,000,000
        Distribution relationships             1,567,000        2,100,000
        Trademarks                               100,000          100,000
        Software Technology                      597,000               --
      Less: accumulated amortization          (1,010,790)        (175,833)
                                             -----------      -----------
           Identifiable Intangibles, net     $ 2,328,210      $ 3,024,167
                                             ===========      ===========

Amortization expense related to the intangible assets amounted to $1,021,857, $239,607, $118,567 and $95,813 for the year ended December 31, 2002, the six months ended December 31, 2001 and for the years ended June 30, 2001 and 2000, respectively.

As part of the Company's annual SFAS 142 and 144 impairment analyses, we incurred a charge of $4,444,876 to impairment, restructuring and other charges in the year ended December 31, 2002 (see Note 6 of our Notes to the Consolidated Financial Statements).

The expected amortization expense for the next five years is as follows:

                                                    Expected Amortization Expense
                                  2003       2004        2005         2006       2007       Total
                             ----------------------------------------------------------------------
Customer Relationships       $  248,865  $  248,865  $  202,274  $   15,625  $       --  $  715,630
Distribution Relationships      277,867     277,867     277,867     208,400          --   1,042,000
Trademarks                       33,331      24,999          --          --          --      58,330
Software Technology              55,378      55,378      55,378      55,378      55,378     276,892
                             ----------------------------------------------------------------------
     Total expected
       amortization expense  $  615,442  $  607,109  $  535,519  $  279,403  $   55,378  $2,092,852
                             ======================================================================

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

                           PRINCETON VIDEO IMAGE. INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

made its debut in Super Bowl XXXV. Under the terms of the operating agreement, the percentage ownership interests of the parties is as follows:

            Princeton Video Image, Inc. .............     25%
            Core Digital Technologies, Inc. .........     35%
            CBS Technology Corporation ..............     40%

Our initial contribution to the joint venture was $850,000. The structure of this investment was for $25,000 to be considered as an equity contribution with the remaining $825,000 to be a secured loan to the joint venture. We use the equity method to account for our investment in the Revolution Company and, accordingly, during the six months ended December 31, 2001 and the year ended June 30, 2001 recorded our share of the losses in the amounts of $176,028 and $114,243, respectively. As of December 31, 2002, the Board concluded that the carrying amount of the investment is not recoverable from its undiscounted cash flows from Revolution Company, LLC, and as such, the remaining investment balance of $578,598 was written off.

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                            December 31,
                                        2002           2001
                                     ----------     ----------
      Accounts payable               $3,417,501     $4,665,797
      License fees and royalties      1,549,134        812,463
      Legal and accounting fees         219,404        441,050
      Other                              74,924         80,083
                                     ----------     ----------
      Accounts payable and
        accrued expenses             $5,260,963     $5,999,393
                                     ==========     ==========

15. ACCOUNTS PAYABLE TO TELEVISION NETWORKS

Accounts payable to television networks at December 31, 2002 and 2001 consisted of the following:

                                                          December 31,
                                                      2002           2001
                                                   ----------     ----------
      Televisa, S.A. de C.V                        $1,086,691     $2,944,641
      TV Azteca, S.A. de C.V                          324,212        583,257
      Epesa, S.A. de C.V                              115,081        832,474
                                                   ----------     ----------
           Television network accounts payable     $1,525,984     $4,360,372
                                                   ==========     ==========

16. ADVERTISING AND PRODUCTION ADVANCES

Advertising and production advances arise from prepayments by and contractual advance billings to advertisers for the use of future virtual airtime. These advances are reduced as airtime is used for virtual insertions.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. PAYABLE TO PRESENCIA

As a result of the merger with Publicidad, Publicidad entered into a consulting services agreement with Presencia (see Note 27 of our Notes to the Consolidated Financial Statements) through December 31, 2004. Pursuant to the agreement, Presencia will render consulting services to Publicidad and receive compensation in the form of a contingent service fee and a commission override fee. The consulting services include guidance, advice and assistance in the development of Publicidad's existing and prospective customers and the development and maintenance of relationships with third parties to accomplish Publicidad's business objectives. In addition, under the terms of a letter agreement in consideration of the Reorganization Agreement and the transactions contemplated, Publicidad was obligated to pay Presencia 2,000,000 Mexican Pesos plus 15% VAT (approximately $255,000). The balance payable to Presencia under these agreements was $333,789 and $637,465, on December 31, 2002 and December 31, 2001, respectively.

18. NOTES PAYABLE

In 2001, Publicidad obtained a short-term loan, denominated in Mexican pesos, from a Mexican bank which was payable in May 2002. The note, which is guaranteed by Presencia, bears an interest rate of 10.9%. Proceeds from the loan were used to fund the installment payments due to Televisa and TV Azteca (see Note 15 of our Notes to the Consolidated Financial Statements). On June 13, 2002, Publicidad signed a promissory note to restructure the loan whereby Publicidad will pay 1,000,000 Mexican pesos (approximately $100,000) per month for ten months, starting October 7, 2002. The note is guaranteed by Presencia (see Note 27 of our Notes to the Consolidated Financial Statements) and matures on July 7, 2003. Monthly interest is payable at the end of each period at a variable rate based on the interbank rate in Mexico plus three points (11.535% at December 31, 2002). The balance of the notes payable at December 31, 2002 and 2001 was $671,300 and $1,090,608, respectively.

19. GUARANTEE OF PERFORMANCE BOND

In May 2002, PVI executed a guarantee of a performance bond purchased by Publicidad. The performance bond guarantees advertisers who prepay Publicidad that, if the advertiser fails to receive virtual advertising services in the full amount of the advertiser's prepayment, the unused balance will be refunded. As of December 31, 2002, the unused balance protected by the performance bond was $6,505, which is included as a portion of the advertising and production advances on the balance sheet.

20. LICENSE AND ROYALTY FEES

Under the terms of certain customer agreements, we retain title to the L-VIS(R) System and receive a non-refundable fee, which reflects the construction cost of the L-VIS(R) system delivered to the licensee. These fees are recorded as license revenue on a straight-line basis over the shorter of the license term or the useful life of the equipment. Recognition of license revenue related to these agreements amounted to $473,199, $138,930, $227,840 and $548,557 for the year ended December 31, 2002, the six months ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively. The remaining unearned revenue related to these agreements was $55,000 at December 31, 2002, all of which was current, $364,269 at December 31, 2001, of which $179,436 was current, and $1,030,114 at June 30, 2001, of which $418,304 was current. Included in the balances at June 30, 2001 was $556,357 related to equipment being used by Publicidad. This unamortized balance was reflected as a reduction in the purchase price of Publicidad at the date of acquisition.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. INCOME TAXES

The components of income tax (expense) benefit are as follows:

                              For the      For the six
                            year ended     months ended     For the year ended
                           December 31,    December 31,          June 30,
                              2002            2001           2001        2000
                           ------------    ------------   ----------  ----------
      Current:
        Foreign              $ (92,630)     $(145,318)    $       --   $      --
        Federal                     --             --             --          --
        State                       --        318,587        371,999     596,998
      Deferred:
        Foreign                     --             --            --           --
        Federal                     --             --            --           --
        State                       --             --            --           --
                             ---------      ---------     ---------    ---------

      Income tax (expense)
        benefit              $ (92,630)     $ 173,269     $ 371,999    $ 596,998
                             =========      =========     =========    =========

The $92,630 and $145,318 in foreign taxes for the year ended December 31, 2002 and the six months ended December 31, 2001, respectively, are primarily due to withholding tax on accrued intercompany royalties payable to PVI.

Temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

                                                            December 31,
                                                       2002              2001
                                                   ------------      ------------
      Deferred tax assets:
        Capitalized start-up costs                 $    455,208      $     18,731
        Fixed assets                                    302,495           379,103
        Deferred revenue and other                    1,182,051         1,194,763
        Equity investment                               504,659           340,566
        Accrued expenses                                552,593           249,252
        State taxes                                   1,041,094           188,116
        Other                                           210,324            55,803
        NOL Carryforward - Foreign                    1,657,530         3,384,640
        NOL Carryforward - Federal                   18,542,253        16,204,319
        Valuation allowance - Foreign                (1,826,171)       (2,867,926)
        Valuation allowance - Federal               (20,362,171)      (16,872,766)
        Valuation allowance - State                  (1,041,094)         (188,116)
                                                   ------------      ------------
                Total deferred tax assets             1,218,771         2,086,485

      Deferred tax liabilities:
        Prepaid expenses                                168,657           816,137
        Intangibles                                   1,050,114         1,270,348
                                                   ------------      ------------
                Total deferred tax liabilities        1,218,771         2,086,485

                Net deferred taxes                 $         --      $         --
                                                   ============      ============

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Due to the uncertainty of the realization of the deferred tax assets, a full valuation allowance has been provided. As a result of our reincorporation as a Delaware corporation in connection with the Cablevision transaction, our state net operating loss carryforwards as of September 2001, expired unutilized. Therefore, our deferred state tax asset and corresponding valuation allowance have been reduced to reflect the expiration of the state net operating loss carryforwards.

The difference between the statutory U.S. federal income tax rate and our effective tax rate for the year ended December 31, 2002 and the six months ended December 31, 2001 is primarily due to the state tax benefit recognized upon the sale of our unused state net operating losses and research and development tax credits, foreign withholding taxes and the change in our valuation allowance.

As of December 31, 2002, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $54,530,000, which expire in the years 2006 through 2022. The timing and manner in which the U.S. net operating loss carryforwards may be utilized in any year by us will be limited by Internal Revenue Code Section 382. As of December 31, 2002, we had foreign net operating loss carryforwards of approximately $4,843,000, which primarily expire in the years 2006 through 2011.

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

22. COMMON AND PREFERRED STOCK

COMMON STOCK

Pursuant to our Certificate of Incorporation, we are prohibited from paying any dividends on our Common Stock until all accumulated dividends in respect of the Series A Preferred Stock and Series B Preferred Stock have been paid.

On July 1, 1999, we implemented a Company match under our 401(k) retirement plan (the "Plan") whereby we agreed to match employee contributions with our common stock at the rate of 50% of the amount an employee contributes, up to 5% of salary. The contribution of stock is calculated on a monthly basis and matching contributions vest over three years. We recorded an accrued expense of $92,062, $46,371, $87,089 and $68,782 and reserved 112,172, 16,458, 22,878 and 10,992 shares of common stock to participants for the year ended December 31, 2002, the six months ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively. On May 10, 2002, we issued 65,326 shares of common stock in connection with the Company match to the employee 401(k) retirement plan. At December 31, 2002, 143,994 of the contributed shares were fully vested.

In connection with the SciDel acquisition as described in Note 5 of our Notes to the Consolidated Financial Statements, on March 26, 2002, we issued 1,288,000 shares of common stock.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 20, 2002, we issued 3,611 shares of common stock in connection with the exercise of a stock option.

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

Series A Preferred Stock

At December 31, 2002 we had issued a total of 67,600 shares of Series A Redeemable Preferred Stock with a par value of $4.50 per share, of which 11,363 were outstanding. Dividends shall be paid either in cash or with our common stock at a six percent per annum dividend rate. We have the right at any time after the date of original issuance of the Series A Preferred Stock to redeem the Series A Preferred Stock in whole or in part at a price of $4.50 per share plus all accrued but unpaid dividends. We are required to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from thirty percent of the amount by which our annual net income after taxes exceeds $5,000,000.

Dividends on the shares of Series A Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. Cumulative dividends in arrears at December 31, 2002 and 2001 totalled $30,686 (or $2.70 per share) and $27,618 (or $2.43 per share), respectively.

The Series A Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

Series B Preferred Stock

At December 31, 2002 we had issued a total of 86,041 shares of Series B Redeemable Preferred Stock with a par value of $5.00 per share, of which 12,834 shares were outstanding. Dividends shall be paid either in cash or with our common stock at a six percent per annum dividend rate. We have the right at any time after the date of original issuance of the Series B Preferred Stock, but subject to the prior redemption of all of the Series A Preferred Stock, to redeem the Series B Preferred Stock in whole or in part at a price of $5.00 per share plus all accrued but unpaid dividends. We are required, subject to the prior redemption of all of the Series A Preferred Stock, to redeem this preferred stock in cash at par plus all accrued but unpaid dividends from twenty percent of the amount by which our annual net income after taxes in any year exceeds $5,000,000.

Dividends on the shares of Series B Preferred Stock are cumulative and must be paid in the event of liquidation and before any distribution to holders of common stock. No dividends may be paid with

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respect to this stock until all cumulative dividends in respect of Series A Preferred Stock have been paid. Cumulative dividends in arrears at December 31, 2002 and 2001 totaled $34,643 (or $2.70 per share) and $30,793 (or $2.40 per share), respectively.

The Series B Preferred Stock has no liquidation preference, no conversion rights and no registration rights.

On July 13, 2000, we offered all shareholders of the Series A Preferred stock and Series B Preferred stock the opportunity to exchange their shares of preferred stock for shares of our common stock. Under the terms of the exchange, the preferred shares were exchanged for a number of common shares equal to the par value of the preferred plus accrued but unpaid dividends, divided by the average of the closing sales price of the common stock as quoted on the NASDAQ National Market for the ten (10) business days immediately preceding the closing date of the transaction. The holders of the Series A preferred stock and the Series B preferred stock that elected to exchange their shares received 1.2494 shares and 1.3296 shares of common stock, respectively, for each share of the applicable series of preferred stock exchanged. The transaction closed on August 17, 2000. Of the 67,600 shares of Series A Preferred, which were outstanding at the date of the offer, 56,237 shares were exchanged for 70,256 shares of common stock. Of the 86,041 shares of Series B Preferred, which were outstanding at the date of the offer, 73,207 shares were exchanged for 97,313 shares of common stock.

Changes in the preferred stock accounts were as follows:

                                            Series A                       Series B
                                          No. of Shares       Amount      No. of Shares       Amount            Total
                                          -------------     ---------     -------------     ---------        -----------
Balance at June 30, 1999                      67,600          421,700         86,041          569,955            991,655
Accretion of preferred stock dividends                         18,250                          25,862             44,112
                                             -------        ---------        -------        ---------        -----------
Balance at June 30, 2000                      67,600          439,950         86,041          595,817          1,035,767
Exchange of preferred stock
   for common stock                          (56,237)        (367,792)       (73,207)        (509,521)          (877,313)
Accretion of preferred stock dividends                          5,059                           6,742             11,801
                                             -------        ---------        -------        ---------        -----------
Balance at June 30, 2001                      11,363        $  77,217         12,834        $  93,038        $   170,255
Accretion of preferred stock dividends                          1,534                           1,925              3,459
                                             -------        ---------        -------        ---------        -----------
Balance at December 31, 2001                  11,363        $  78,751         12,834        $  94,963        $   173,714
Accretion of preferred stock dividends                          3,068                           3,850              6,918
                                             -------        ---------        -------        ---------        -----------
Balance at December 31, 2002                  11,363        $  81,819         12,834        $  98,813        $   180,632
                                             =======        =========        =======        =========        ===========

23. WARRANTS AND OPTIONS

WARRANTS We had outstanding a total of 16,749,187, 14,943,376, 1,307,130 and 1,307,130 warrants to purchase common stock at December 31, 2002 and 2001, June 30, 2001 and 2000, respectively. The exercise prices range from $2.31 to $20.00 per share and the expiration of such warrants range from 2003 to 2007. The following is a description of warrant activity for the year ended December 31, 2002, the six months ended December 31, 2001, and the fiscal years ended June 30, 2001 and 2000.

In October 1997, we issued warrants with a five year term to purchase 300,000 shares of common stock at an exercise price of $0.01 per share in connection with a Bridge Financing. As of June 30, 2000, all of

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

these warrants had been exercised, with 10,000 and 15,700 being exercised during the fiscal years ended June 30, 1999 and 2000, respectively.

In connection with services rendered on our behalf with respect to a private equity offering completed in October 1999, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $6.05 to a financial advisor.

In connection with the Reorganization Agreement we entered into with Presencia and others as described in Note 5 of our Notes to the Consolidated Financial Statements, a warrant to purchase 100,000 shares of our common stock was issued to Allen & Co. as consideration for their issuance of a fairness opinion in connection with this transaction. The warrant was issued with an exercise price of $2.3065 and has an expiration date of December 20, 2005. The value of this warrant was calculated using the Black-Scholes method and a charge of $100,762 was recorded as part of the acquisition. A second warrant to purchase 100,000 shares of common stock was issued to Allen & Co. on September 20, 2001, upon the consummation of the transaction contemplated by the Reorganization Agreement. This warrant, issued as consideration for financial advisory services provided by Allen & Co. in connection with the Cablevision transaction, was issued with an exercise price of $3.91 per share and is exercisable for five years. The value of this warrant was calculated using the Black-Scholes method and a charge of $235,078 was recorded. as an increase in additional paid in capital for the issuance of the warrants and a corresponding decrease in additional paid in capital as a cost of the transaction resulting in no net effect to the financial statements.

In connection with the acquisition of Publicidad, as described in Note 5 of our Notes to the Consolidated Financial Statements, on September 20, 2001 we issued to Presencia and its affiliate Presence en Media LLC ("Presence") warrants to purchase an aggregate of 1,036,825 shares of our common stock, as consideration for Presencia and its affiliates selling to us and our wholly owned subsidiary, PVI Latin America, all of their shares of Publicidad. The warrants issued in this transaction were divided into eleven separate groups, and they expire at various times, depending on the group, from December 16, 2002 to January 1, 2007, and have, again dependent upon the group, an exercise price which ranges from $3.72 to $20.00 per share. 959,086 of these warrants were vested and were included as part of the purchase price, while 77,739 of these warrants were unvested and were recorded as deferred compensation and will be recognized as compensation expense over the nine month vesting period beginning October 1, 2001 and ending June 30, 2002 in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44. This nine-month period represents the additional service provided. As of December 31, 2002, 108,987 of these warrants expired unexercised.

In September 2001, we issued to Presencia a warrant to purchase 500,000 shares of our common stock as partial consideration for waiving the participation rights granted to it under the reorganization agreement with respect to the issuance of securities in connection with the Cablevision Transaction. The warrant is exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively. The value of these warrants was calculated using the Black-Scholes method and a charge of $241,462 was recorded as an increase in additional paid in capital for the issuance of the warrants and a corresponding decrease in additional paid in capital as a reduction of the proceeds of the transaction resulting in no net effect to the financial statements.

In connection with the Asset Purchase Agreement entered into with SciDel Technologies, Ltd. as described in Note 5 of our Notes to the Consolidated Financial Statements, on March 26, 2002 we issued to SciDel Technologies, Ltd. a five year warrant to purchase 670,500 shares of our common stock. The warrant issued to SciDel is exercisable over a five-year period at a price of $9.00 per share. The value of this warrant was calculated using the Black-Scholes method and a charge of $775,557 was included as part of the purchase price.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the Stock and Warrant Purchase Agreement we entered into with Cablevision in 2001, a warrant to purchase 11,471,908 shares of our common stock was issued to PVI Holding. This warrant was exercisable for three years from the date of issuance at an exercise price of $8.00, $9.00 and $10.00 per share during the first, second and third years of the term, respectively. Pursuant to the terms of the warrant, we automatically adjust the number of shares purchasable upon exercise of the warrant upon any issuance of common stock so that the warrant represents the right to purchase the same percentage of outstanding shares before the issuance as after. Accordingly, a warrant adjustment to purchase an additional 427,513 shares of our common stock was made on November 8, 2001, the date of the sale to Presencia of 615,385 shares of common stock, and another warrant adjustment to purchase an additional 894,785 shares of our common stock was made on March 26, 2002, the date of the issuance of 1,288,000 shares of our common stock to SciDel Technologies, Ltd. As described in Note 4 of our Notes to the Consolidated Financial Statements, on June 25, 2002, PVI entered into a Note Purchase Agreement with PVI Holding, pursuant to which PVI amended these warrants so that they entitle PVI Holding to purchase 12,794,206 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006. The effect of this warrant amendment is described in Note 4 of our Notes to the Consolidated Financial Statements.

In connection with an agreement to provide digital product insertion effective September 1, 2002, PVI agreed to grant its contract partner warrants to purchase 739,512 shares of PVI common stock at $2.50 per share. The warrants will be exercisable for five years from the date of issuance and will vest in four separate equal tranches. The first tranche vested upon the effective date of the agreement. The second tranche vested on September 26, 2002 the date on which we determined that the contract partner used commercially reasonable efforts to a) secure permissions and approvals for, and b) to sell product insertions. The third tranche will vest provided $5,000,000 worth of advertising sales has been achieved by December 31, 2003. The fourth tranche will vest upon the sale of product insertion into a specific television program by the contract partner. Because PVI 's obligation to issue warrants arose during the year ended December 31, 2002 and the vesting criteria for the first and second tranches were satisfied during that period, and no sales or term sheets had yet been executed, PVI has recorded in that period marketing and sales expense of $166,316 based on the Black-Scholes calculation of the value of the warrants. The fair value of the remaining tranches, if vested, will be recorded as a discount and will offset related revenues.

In connection with an agreement between PVI and the Dallas Cowboys Football Club, Ltd. (the "Cowboys") to allow PVI to insert electronic image advertising and electronic enhancements into telecasts of the Cowboys' pre-season home games during the 2002 and 2003 NFL pre-seasons within the U.S., effective July 3, 2002 and extending through the conclusion of the 2003 NFL Pre-season, PVI agreed to grant warrants to purchase PVI common stock as follows: (i) within 60 days of the conclusion of each of the initial 2 years (i.e., the 2002 and 2003 NFL Pre-seasons) of the agreement, PVI will issue to the Cowboys a warrant to purchase 10,000 shares of PVI's common stock exercisable for a period of 3 years at an exercise price of $7.00 per share; and (ii) to the extent the Cowboys exercise their option to renew this agreement, within 60 days of the conclusion of each renewal year (i.e., the 2004, 2005 and 2006 NFL Pre-seasons) of this agreement, PVI will issue to the Cowboys a warrant to purchase 5,000 shares of PVI's common stock exercisable for a period of 3 years at an exercise price of $7.00 per share. On October 15, 2002, a warrant to purchase 10,000 shares of PVI common stock was issued to the Cowboys. Because PVI 's obligation to issue the warrant arose during the year ended December 31, 2002 and no revenue was recognized, PVI has recorded in that period marketing and sales expense of $1,413 based on the Black-Scholes calculation of the value of the warrants.

We issued warrants to purchase 400,000 shares of common stock at an exercise price of $8.40 per share for a period of five years for financial advisory services with respect to the initial public offering of our Common Stock in December 1997. In December 2002, these warrants expired unexercised.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION PLAN

We adopted a Stock Option Plan (the "Plan") in July 1993 for our employees, officers, directors, consultants and independent contractors. The Plan initially reserved 360,000 shares of common stock for issuance upon the exercise of stock options. The Plan was amended in 1995, 1996, 1997,1998, 2001 and 2002 to reserve additional shares. As of December 31, 2002, 7,000,000 shares were reserved for the Plan.

The Plan is administered by our Board of Directors, which determines the distribution of all options. The Plan provides for the granting of options intended to qualify as incentive stock options ("ISOs") as defined in Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options ("NQSOs") to our key employees as well as NQSOs to non-employee directors, independent contractors and consultants who perform services for us. The exercise price of all ISOs granted under the Plan may not be less than the fair market value of the shares at the time the option is granted. Options may be for a period of not more than ten years from the date of grant and generally vest ratably over a three-year period. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

Information with respect to options under the Plan is as follows:

                                           NUMBER OF                               WTD AVG
                                             OPTIONS             OPTION     EXERCISE PRICE
                                         OUTSTANDING        PRICE RANGE          PER SHARE
                                         -----------        -----------          ---------
Balance at June 30, 1999                   1,573,185       $2.50-$17.50              $5.77
Granted                                      642,981
Exercised                                    (14,618)
Forfeitures                                  (86,191)
                                          ----------
Balance at June 30, 2000                   2,115,357       $2.50-$15.00              $5.57
Granted                                    2,403,948
Exercised                                     (8,823)
Forfeitures                               (1,618,133)
                                          ----------
Balance at June 30, 2001                   2,892,349       $1.58-$14.00              $4.00
Granted                                    1,133,982
Exercised                                     (3,389)
Forfeitures                                 (460,894)
                                          ----------
Balance at December 31, 2001               3,562,048       $1.58-$12.12              $3.93
Granted                                    2,147,916
Exercised                                     (3,611)
Forfeitures                               (1,342,032)
                                          ----------
Balance at December 31, 2002               4,364,321       $0.42-$12.12              $2.59
                                          ==========

Exercisable at December 31, 2002           3,044,218
Exercisable at December 31, 2001           1,827,544
Exercisable at June 30, 2001               1,191,748
Exercisable at June 30, 2000               1,506,513

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The options outstanding, by price range, are as follows:

       December 31, 2002         $1.58-$4.00          3,082,249
                                 $4.01-$6.00          1,158,703
                                $6.01-$14.00            123,369
                                                      ---------
                                       Total          4,364,321
                                                      =========

       December 31, 2001         $1.58-$4.00          1,577,295
                                 $4.01-$6.00          1,855,753
                                $6.01-$14.00            129,000
                                                      ---------
                                       Total          3,562,048
                                                      =========

           June 30, 2001         $1.58-$4.00            857,601
                                 $4.01-$6.00          1,848,248
                                $6.01-$14.00            186,500
                                                      ---------
                                       Total          2,892,349
                                                      =========

           June 30, 2000         $2.50-$7.50          1,468,490
                                $7.51-$12.50            626,867
                               $12.51-$15.00             20,000
                                                      ---------
                                       Total          2,115,357
                                                      =========

The weighted average remaining contractual lives of outstanding options at December 31, 2001 was 4.24 years.

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

In April 2000 the Board of Directors approved the grant of options with a ten-year term to purchase up to 100,000 shares of common stock at an exercise price of $5.938 to both our Chairman and our then current President and CEO. The options will vest upon the attainment of performance goals to be established by the Compensation Committee of the Board of Directors or, in any event, upon the continued employment of the officers at the end of four (4) years. No options were earned under the performance criteria during the six months ended December 31, 2001 or the fiscal years ended June 30, 2000 or 2001. The options issued to our former President and CEO expired unexercised in February 2002.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2000, the Board of Directors authorized the granting of non-qualified stock options to all of its current employees. Option grants to purchase a total of 589,000 shares of common stock were granted.

On February 2, 2001, our Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. Under the terms of the offer, the prior vesting of options that were repriced was lost and the repriced options began vesting again over three years. The exercise period of the repriced options for the employees was ten years. A total of 1,186,998 options held by employees were repriced. The current members of the Board of Directors were offered the same opportunity to reprice their outstanding options. Prior vesting and expiration periods of board members remained the same, although the price was identical to that offered the employees. A total of 220,000 options held by directors were repriced. One member of our board of directors, Enrique F. Senior, declined the offer to have his options repriced. Mr. Senior, who has since resigned from our board of directors effective November 2001, had a total of 40,000 options eligible for repricing. In accordance with FIN No. 44, the repriced options are subject to variable accounting and thereby have been adjusted to fair value at December 31, 2002, December 31, 2001 and June 30, 2001. A charge to earnings in the amount of $309,087 was recorded for the fiscal year ended June 30, 2001 because the closing price of our common stock on June 30, 2001 was greater than the exercise price of $4.375. The deferred compensation related to the unvested portion of the options was $640,000 as of June 30, 2001. This charge was reversed during the six months ended December 31, 2001 because the closing price of our common stock on December 31, 2001 was less than the exercise price of $4.375. The deferred compensation related to the unvested portion of the options was $ -0-as of December 31, 2002 and 2001.

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

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2001, the Compensation Committee of the Board of Directors authorized the issuance of a ten-year option to purchase up to 30,000 shares of common stock to Emilio Romano (see Note 27 of our Notes to the Consolidated Financial Statements), a member of our Board of Directors, for services provided under a consulting agreement, which expired on May 15, 2002. Under the terms of the agreement, Mr. Romano earned an option to purchase 5,000 shares of common stock for each full month of service. Each option grant was issued on the tenth day of the month following the month of service, was fully exercisable on the date of grant, and at an exercise price equal to the fair market value of our common stock on the date of grant. In accordance with this agreement, Mr. Romano received an option to purchase 5,000 shares of common stock on each of January 10, February 10, March 10, April 10, May 10 and June 10, 2002 at an exercise price of $2.22, $1.51, $1.77, $1.53, $1.13 and $1.05, respectively. Using the
Black-Scholes valuation method, a charge of $43,413 was recorded for the year ended December 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the issuance of an option to purchase up to 120,000 shares of common stock to a third party consultant. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service, a per share exercise price of $2.44 and a term of eight years. Using the Black-Scholes valuation method, a charge of $120,672 was recorded for the year ended December 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the extension of the exercise period for an option grant previously issued to a former employee of PVI. This option grant, issued for consulting services, was valued using the Black-Scholes valuation method and a charge of $10,698 was recorded for the year ended December 31, 2002. The options expired unexercised in April 2002.

In January 2002, the Board of Directors authorized the issuance of an option to purchase up to 30,000 shares of common stock to a third party consultant at the rate of 5,000 shares per full month of service. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service and have a term of three years. Using the Black-Scholes valuation method, a charge of $20,513 was recorded for the year ended December 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors approved the creation of a discretionary option pool of 100,000 options, pursuant to the 1993 Amended Stock Option Plan, to be awarded during calendar year 2002, on a discretionary basis, to individuals who are employees or consultants of PVI at the time of grant, in recognition of extraordinary performance or in connection with the execution of an initial or amended employment or consulting agreement. In October 2002, the Compensation Committee approved that an additional 100,000 option shares be added to the discretionary option pool and authorized the use of such pool be extended until December 31, 2002. As of December 31, 2002, options to purchase a total of 71,851 shares of common stock had been granted from this pool. No compensation expense was recorded in connection with options granted to employees out of this option pool, as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant. Options granted to consultants out of this pool are charged,

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

using the Black-Scholes valuation method, to operations in the period in which the services were rendered.

In March 2002, the Board of Directors authorized to grant to each of our co-Chief Executive officers ("co-CEO"), an option to purchase 10,000 shares of common stock, up to a maximum of 60,000 options each, for each calendar month of service as co-CEO (subject to pro-ration for any shorter period). Each option will be fully vested on the date of grant, have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. Effective October 30, 2002, the agreements between PVI and each of David Sitt and Roberto Sonabend regarding their service as interim co-Chief Executive Officers of PVI were amended to provide that the options to purchase shares of PVI common stock which were to be granted to each of them at the rate of 10,000 shares for each calendar month in which he serves as interim co-Chief Executive Officer through May 8, 2003, (subject to pro-ration for any shorter period) were granted as of October 30, 2002, subject to vesting at the rate of 10,000 shares for each calendar month (subject to pro-ration for any shorter period) in which he serves as interim co-Chief Executive Officer through May 8, 2003. As of December 31, 2002, each co-CEO had received options to purchase 180,000 shares of common stock. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

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

In September 2002, the Compensation Committee approved the granting of 59,630 non-qualified options to a former employee to replace options which were due to expire as a result of the termination of his employment. Accordingly, we recorded a compensation expense of $3,616 to reflect the value of those options, which was determined using the Black-Scholes valuation method.

In September 2002, we issued 457,000 options to new members of senior management according to the terms of their employment. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

In October 2002, we reached an agreement with a former executive of the company, whereby the terms of the severance package were renegotiated. In accordance with the settlement, the cash obligation was reduced and an option to purchase of 250,000 shares of PVI Common Stock was granted. The option was fully vested upon the execution of the agreement, is exercisable for a period of four years at an exercise price of $1.00 per share. Accordingly, we recorded an expense to impairment, restructuring and other charges of $95,625 to reflect the value of those options, which was determined using the Black-Scholes valuation method.

In October 2002, Lawrence Epstein stepped down from his position as our Chief Financial Officer, VP Finance and Treasurer to pursue other opportunities. His role and responsibilities were assumed by James Green, who is now the President, the Chief Operating Officer and the acting Chief Financial Officer. The Compensation Committee approved the granting of 124,582 non-qualified options to Mr. Epstein to

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

replace options which were due to expire as a result of the cessation of his employment. Accordingly, we recorded an expense to impairment, restructuring and other charges of $32,292 to reflect the value of those options, which was determined using the Black-Scholes valuation method.

In October 2002, the Compensation Committee approved the granting of 21,090 non-qualified options to a former employee to replace options which were due to expire as a result of the termination of his employment. Accordingly, we recorded a compensation expense of $1,452 to reflect the value of those options, which was determined using the Black-Scholes valuation method.

24. COMMITMENTS AND CONTINGENCIES

SARNOFF AGREEMENT

David Sarnoff Research Center, Inc. ("Sarnoff") has granted PVI a worldwide license to practice Sarnoff's technology related to the electronic recognition of landmarks, including an exclusive license covering the specific fields of television advertising and television sports. We have also been granted a non-exclusive license for use of the Sarnoff technology in all other fields relating to sports or advertising.

During the term of the exclusive license for television advertising and television sports applications, we are obligated to pay Sarnoff royalties based upon a percentage of our gross revenues. During the first several years of the agreement, all royalties were accrued as earned. Payments for all accrued royalties through December 31, 1998 became due in January 1999 and were paid in full by December 1999. Commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. For the calendar years 1999 and 2000 and the first quarter of 2001, we had the option of paying these minimum royalties in cash or with PVI stock at its last issue price and, accordingly, elected to issue stock for all royalties due for the years ended December 31, 1999 and 2000 and the quarter ended March 31, 2001. Royalties earned subsequent to March 31, 2001 are required to be paid in cash. Accordingly, we recorded total royalty expense in the amount of $400,000, $200,000, $196,575 and $332,164 for the year ended December 31, 2002, for the six months ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively. These charges reflected the issuance of 57,144 and 57,144 shares of common stock during the years ended June 30, 2001 and 2000, respectively. As of December 31, 2002, we had a payable balance of $700,000 to Sarnoff.

On September 20, 2002, we notified Sarnoff that we are no longer using the technology and patents licensed to us by Sarnoff effective June 30, 2002.

THESEUS AGREEMENT

In December 1995, we entered into a license agreement with Theseus Research, Inc. ("Theseus") whereby we were granted a non-exclusive worldwide license, without the right of sublicense, to use Theseus technology in our system. A prepayment was made at the time the agreement was executed and royalties earned are offset against this prepayment. At December 31, 2002 and 2001, and June 30, 2001 and 2000, the prepaid balance was $ -0-, $23,679, $28,452 and $37,915, respectively. As of December 31, 2002, the royalties earned were greater than the initial prepayment, and as such, we recorded an accrual of $2,331 for the difference. During the term of the license, we will pay royalties of between ..05% and .20% of net sales on a quarterly basis. The agreement terminates with the expiration of the last of the patents included in the licensed technology.

PVI ISRAEL ROYALTY

Under Israeli law, PVI Israel is committed to pay royalties to the government of Israel at the rate of 4-6% on the proceeds from the sale of products whose research and development has been supported by the government in the form of grants. The royalty commitment is limited in the aggregate to the amount of the grants we have received, plus interest. As of December 31, 2002, we have recorded an accrued royalty expense of $16,257 for this commitment.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LEASES

We currently lease 17,000 square feet of office space in Lawrenceville, New Jersey. The Lawrenceville facility is our main operations center, including product, hardware and software design, manufacturing and product assembly, product test and documentation, post production, customer training and customer technical support. We have recently entered into an amendment of our current lease pursuant to which, effective April 1, 2003, the space we lease in Lawrenceville will be reduced by approximately 25% and the rent per square foot will be reduced by approximately 33%. As amended, the Lawrenceville lease expires on March 31, 2006. We currently lease 4,300 square feet of office space in New York City for our sales, marketing and art department personnel. As part of our closing of this facility, we exercised the option to terminate the lease as of December 31, 2002. We also currently lease or sublease approximately 6,000 square feet of office space in Mexico City, which has an expiration date of October 31, 2006, and 1,700 square feet of office space in Ra-anana, Israel, which has an expiration date of December 31, 2003. These offices are the main operations centers of Publicidad, and Princeton Video Image Israel, Ltd., respectively.

Rent and equipment lease expense for the year ended December 31, 2002, the six months ended December 31, 2001, and the years ended June 30, 2001 and 2000, was $774,666, $311,894, $716,762 and $472,947, respectively.

Future minimum rent and lease payments are as follows:

          Year          Amount
          ----          ------
          2003       $   636,012
          2004           614,687
          2005           586,512
          2006           567,780
    Thereafter           703,878
                     -----------
                     $ 3,108,869
                     ===========

Under the terms of the Lawrenceville, New Jersey headquarters lease, we are required to maintain an irrevocable, unconditional $51,258 letter of credit throughout the term of the lease. Under the terms of the lease for our New York office, we are required to maintain a security deposit of approximately $65,000.

In November 1999, we entered into a five-year capital lease for the purchase of a mobile production truck. Future minimum lease payments under this capital lease are as follows:

                                      Year          Amount
                                      ----          ------
                                      2003       $    18,660
                                      2004            15,550
                                                 -----------
                                                      34,210
        Less: Amount representing interest            (3,406)
                                                 -----------
   Present value of minimum lease payments       $    45,107
                                                 ===========

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

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets from SciDel Technologies, Ltd. In connection with that transaction, the parties have agreed to file a dismissal of the action.

In October 1999, we filed a request with the United States Patent and Trademark Office ("USPTO") to correct the ownership of U.S. Patent 5,917,553, licensed to Sportvision, Inc. on the basis of our belief that the basic subject matter of this patent belongs to PVI. After we filed this action, Sportvision, Inc. and Fox Sports Productions, Inc. ("Fox") filed a lawsuit against us in US District Court for the Northern District in California for infringement of the disputed U.S. Patent No. 5,917,553. Plaintiffs subsequently amended their complaint to add claims for infringement of U.S. Patent Nos. 6,141,060 and 6,229,550. On August 28, 2001, we filed a counterclaim alleging that Sportvision is infringing our U.S. Patent No. 5,264,933, and seeking injunctive relief and compensation including damages. As of December 31, 2001, discovery was ongoing and a trial date had been set for June 2, 2003. On January 29, 2002, the parties entered into a Settlement Agreement regarding this matter and a dismissal with prejudice as to all parties was filed on March 9, 2002. Pursuant to the settlement agreement, we have entered into a patent cross-license agreement with Sportvision, which does not require any ongoing payments with either party.

25. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate on a worldwide basis in only one industry segment, real-time video imaging. This segment is broken out into geographical regions including the United States, Latin America, Europe and Israel.

Geographic information is as follows:

                                         United States   Latin America        PVI             PVI       Corporate &    Consolidated
                                              PVI          Publicidad        Europe          Israel     Eliminations       Total
                                         -------------   -------------    -----------    -----------    ------------   ------------
TWELVE MONTHS ENDED DECEMBER 31, 2002
Revenue from external customers          $  2,718,125     $ 7,747,719     $    67,762    $   278,764     $      --     $ 10,812,370
Inter-company revenues                        535,379              --              --         82,500      (617,879)              --
Operating (loss)                          (10,913,313)     (1,084,231)     (2,772,410)    (3,116,292)           --      (17,886,246)
                                         ------------     -----------     -----------    -----------     ---------     ------------
SIX MONTHS ENDED DECEMBER 31, 2001
Revenue from external customers          $  2,263,498     $ 3,217,143     $    96,924    $        --     $      --     $  5,577,565
Inter-company revenues                        422,003              --              --             --      (422,003)              --
Operating (loss)                           (6,133,144)        475,143      (1,117,862)            --            --       (6,775,863)
                                         ------------     -----------     -----------    -----------     ---------     ------------
TWELVE MONTHS ENDED JUNE 30, 2001
Revenue from external customers          $  4,588,821     $        --     $    74,856    $        --     $      --     $  4,663,677
Inter-company revenues                             --              --              --             --            --               --
Operating (loss)                          (11,155,087)             --      (1,555,846)            --            --      (12,710,933)
                                         ------------     -----------     -----------    -----------     ---------     ------------
TWELVE MONTHS ENDED JUNE 30, 2000
Revenue from external customers          $  3,045,899     $        --     $        --    $        --     $      --     $  3,045,899
Inter-company revenues                             --              --              --             --            --               --
Operating (loss)                          (13,500,221)             --        (247,342)            --            --      (13,747,563)
                                         ------------     -----------     -----------    -----------     ---------     ------------

26. CONCENTRATION OF SALES

Sales to three customers accounted for approximately 26%, 74%, 72% and 62% of revenues for the year ended December 31, 2002, the six months ended December 31, 2001 and the years ended June 30,

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2001 and 2000, respectively. The reduction of the concentration from 2001 to 2002 relates to the acquisition of Publicidad, which was our largest customer prior to September, 2001.

27. RELATED PARTY TRANSACTIONS

A member of our Board of Directors, Eduardo Sitt, is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in PVI and is our former joint venture partner. In addition, we have entered into a Reorganization Agreement with Presencia and others pursuant to which we acquired Publicidad, our wholly owned subsidiary. Mr. Eduardo Sitt is also the President of the Board of Publicidad, our Mexican subsidiary. In September 2001, Publicidad entered into a consulting services agreement with Presencia, the term of which will extend through December 31, 2004. Pursuant to the consultant services agreement, Presencia will provide consulting services to Publicidad and is to receive compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's operating margins, as defined in the agreement. The consultant services agreement will renew automatically for one-year periods after the expiration of the initial term; however, the only fee payable after the expiration of the initial term is the commission override fee. Presencia received a payment of $1,020,000 from Publicidad in calendar 2001 pursuant to this agreement. In July 2002, a payment for the 2001 commission override fee of $69,107 was made to Presencia pursuant to this agreement. For the year ended December 31, 2002, we have incurred $11,888 in accrued commission override fees payable to Presencia pursuant to this agreement.

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

On September 20, 2001, Emilio Romano, a Presencia shareholder, was appointed to the Board of Directors of PVI as a designee of Presencia. On November 15, 2001, we entered into a consulting agreement whereby Mr. Romano would provide consulting services with respect to our strategic planning and potential business development opportunities. In exchange for these services, Mr. Romano was paid a fee of $10,000 and a ten-year option to purchase 5,000 shares of common stock for each month of service provided. Each option grant is fully vested upon issuance and is priced at the closing market price on the date of grant. The value of the options issued to Mr. Romano was calculated using the Black-Scholes method and a compensation charge of $29,385 was recorded for the year months ended December 31, 2002. The consulting agreement expired May 15, 2002.

In July 2002, PVI engaged Broadband Capital Management LLC ("Broadband Capital") to serve as its non-exclusive financial advisor. Acorn Technology Fund, L.P. ("Acorn") is a member of Broadband Capital Holdings LLC (an affiliate of Broadband Capital), holding approximately 3% of the outstanding membership interests. One of our former directors, John Torkelsen, is the Manager of Acorn Technology Partners, LLC, Acorn's General Partner. We paid Broadband $50,000 as a retainer. Additional compensation will be based on Broadband's success in securing financing for PVI.

Publicidad's personnel are provided by Consultares Asociados Dasi, S.C. ("DASI"), a Mexican service company, of which David Sitt, one of our interim co-CEO's, is a principal stockholder. Publicidad reimburses DASI the amount that DASI pays in salaries, taxes, and other costs associated with the employment of the individuals providing services to Publicidad.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

28. SUBSEQUENT EVENTS

On January 30, 2003, PVI filed a bankruptcy request in respect of its subsidiary, PVI Europe NV, a Belgian corporation, with the Commercial Court in Brussels. On February 5, 2003, PVI Europe NV was declared bankrupt by the Commercial Court of Brussels.

On February 18, 2003, PVI entered into a Note Purchase and Security Agreement and on March 20, 2003, the Note Purchase and Security Agreement was amended (as so amended, the "Note Purchase Agreement") with Presencia en Medios, SA de CV ("Presencia") and PVI Holding, LLC ("PVI Holding"), a subsidiary of Cablevision Systems Corporation ("Cablevision"). Pursuant to the Note Purchase Agreement, PVI issued to (a) Presencia a $1,500,000 secured convertible note which bears interest at 10% per annum and matures on July 31, 2003 (with the holder having the right to extend the maturity date for up to two years), and (b) PVI Holding, a $5,000,000 Amended and Restated secured convertible note, upon terms identical to those of the Presencia note, in replacement of the $5,000,000 secured convertible note issued to PVI Holding on June 25, 2002. The notes are initially convertible by the holders into common stock of PVI at $.75 per share. In the event that PVI sells any security (equity, debt or otherwise) in a qualifying transaction (a "New Financing"), the holders of the notes would have the right to convert the notes to PVI common stock at $.75 per share or into the security being issued by PVI in the New Financing, on the same terms as such security is being sold in the New Financing. Following the first New Financing, the common stock conversion price of $.75 per share is increased to $2.50 per share. In addition, the holders will have the right to convert the notes into any security issued in any New Financing that occurs while the notes are outstanding, subject to all of the terms of such New Financing. The holders of the notes are prohibited from converting the notes under any circumstances at a price below $.38 per share, the closing price of PVI's common stock on February 14, 2003. To secure payment of its obligations under the notes, PVI has granted Presencia a security interest in all of its assets, which security interest Presencia now shares with PVI Holding on a pari passu basis. On March 20, 2003, concurrently with the amendment to the Note Purchase Agreement, Presencia invested an additional $500,000 on the same terms as described above. Presencia and/or its designees have the right, exercisable upon written notice given to PVI on or before March 31, 2003, to invest an additional $1,000,000 in PVI on the same terms as described above.

Pursuant to and concurrently with the Note Purchase Agreement, PVI paid $150,000 to Presencia in partial payment of the contingent service fee for 2001 due under the consultant services agreement between Publicidad Virtual and Presencia (see
Note 27 of our Notes to the Consolidated Financial Statements). In the event that Presencia exercises the option to invest an additional $1,000,000 pursuant to the Note Purchase Agreement, the remainder of the 2001 contingent service fee (approximately $150,000) will be paid concurrently with the closing of such additional investment.

Pursuant to and concurrently with the Note Purchase Agreement, PVI entered into employment agreements with each of David Sitt and Roberto Sonabend, PVI's co-CEOs. For their services as corporate vice presidents of Publicidad Virtual, S.A. de C.V. ("PV"), each of Messrs. Sitt and Sonabend will be paid an annual salary of $200,000. In addition, each of them have been granted 275,000 stock options in lieu of options previously contemplated under the Reorganization Agreement, dated as of December 28, 2000, as amended, by and among Presencia, PVI, Messrs. Sitt and Sonabend and certain other parties. The exercise price for such options is $.50 per share. Of such options, 75,000 are vested immediately and the remainder will vest monthly over a twenty-four month period as long as Messrs. Sitt or Sonabend, as the case may be, remain employees of PVI or PV. With regard to their service as co-CEOs of PVI, the agreements for the issuance of stock options for such service were amended to provide that of the 180,000 options which each of Messrs. Sitt and Sonabend received, 151,778 are currently vested, while the remainder of such options will vest at the rate of 14,111 per month beginning on March 10, 2003. The vested options are exercisable at various prices depending on the market price of PVI's common stock in each month of previous vesting, while the unvested options are exercisable at $.51 per share. The employment agreements provide that Messrs. Sitt and Sonabend are employees at will and are entitled to six months severance under certain specified circumstances.

                           PRINCETON VIDEO IMAGE. INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, PVI, Presencia, PVI Holding and Cablevision made conforming amendments to certain outstanding agreements among them to reflect the amendment of the maturity date of the note held by Cablevision from March 31, 2003 to July 31, 2003.

On March 13, 2003, PVI's common stock was delisted from trading on The Nasdaq Stock Market. PVI's common stock is now quoted on the Over-the-Counter (OTC) Bulletin Board and continues to trade under the ticker symbol PVII. PVI's common stock had been transferred from The Nasdaq National Market to The Nasdaq SmallCap Market and was ultimately delisted from The Nasdaq SmallCap Market for failure to meet the minimum bid price requirement. In previous correspondence, Nasdaq had informed PVI that its common stock must evidence a closing bid price of at least $1.00 per share on or before March 10, 2003 to maintain its listing on the SmallCap Market, and PVI's common stock failed to achieve that bid price.

PVI's employment agreement with its Chairman, Brown Williams, has been amended to extend the term thereof to March 31, 2003. The term of the employment agreement originally ended on January 31, 2003. PVI is currently negotiating an amendment to the employment agreement with Mr. Williams.

                                    EXHIBITS

Exhibit
Number                     Description
-------                    -----------
2.1 --            Reorganization Agreement, dated as of December 28, 2000, among
                  Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto
                  Sonabend, Presence en Media LLC, Virtual Advertisement LLC,
                  PVI LA, LLC, the Company and Princeton Video Image Latin
                  America, LLC (Incorporated by reference to Exhibit 2.1 to the
                  Company's Current Report on Form 8-K filed on January 5,
                  2001).

2.2 --            Amendment Agreement, dated as of February 4, 2001, among
                  Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto
                  Sonabend, Presence en Media LLC, Virtual Advertisement LLC,
                  PVI LA, LLC, the Company and Princeton Video Image Latin
                  America, LLC (amending Reorganization Agreement dated as of
                  December 28, 2001) (Incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 filed on February 14, 2001).

2.3 -- Letter Agreement, dated as of July 23, 2001, among Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend,
                  Presence en Media LLC, Virtual Advertisement LLC, PVI LA, LLC, the Company and Princeton Video Image Latin America, LLC
                  (amending the Reorganization Agreement dated as of December
                  28, 2001) (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 30, 2001).

2.4 -- Asset Purchase Agreement, dated as of February 27, 2002 between Adco Imaging, Ltd., Princeton Video Image, Inc.,
                  SciDel Technologies, Ltd., and SciDel USA, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 29, 2002).

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

4.1 -- Amended and Restated Warrant Certificate dated June 25, 2002 issued to PVI Holding, LLC (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 9, 2002).

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

10.3+ --          Employment Agreement dated January 24, 1997 between the
                  Company and Brown F Williams (Incorporated by reference to
                  Exhibit 10.11 to the Company's Registration Statement on Form
                  SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.4+ --          Restated and Amended Employment Agreement, dated October 28,
                  2001, between the Company and Samuel A. McCleery.
                  (Incorporated by reference to Exhibit 10.5 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2002).

10.5 --           Lease Agreement, dated July 16, 1997, between the Company and
                  Princeton South at Lawrenceville One (Incorporated by reference to Exhibit 10.20 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.6 --           Assignment, dated January 22, 1992, by Roy Jonathon Rosser and
                  Martin Leach to the Company regarding a patent (Incorporated by reference to Exhibit 10.25 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 333-37725) which became effective on December 16, 1997).

10.7 --           Assignment, dated October 22, 1993, by Roy Jonathon Rosser and
                  Brown F Williams to the Company regarding a patent
                  (Incorporated by reference to Exhibit 10.26 to the Company's
                  Registration Statement on Form SB-2 (Registration No.
                  333-37725) which became effective on December 16, 1997).

10.8 --           Assignment, dated January 30, 1995, by Roy Rosser, Subhodev
                  Das, Yi Tan and Peter von Kaenel to the Company regarding a patent (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form SB-2 (Registration
                  No. 333-37725) which became effective on December 16, 1997).

10.9* --          Letter Agreement, dated July 19, 1999, between the Company and
                  CanWest Global Communications Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 1999).

10.10* --         Agreement, dated August 9, 1999, between the Company and CBS
                  Sports, a division of CBS Corporation (Incorporated by
                  reference to Exhibit 10.2 to the

                  Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1999).

10.11 --          Warrant Certificate, dated October 20, 1999, issued to Allen &
                  Company Incorporated (Incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed on February 14, 2000).

10.12 -- Letter Agreement, dated April 21, 2000, between the Company and NFL International, a division of NFL Enterprises, L.P.
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000, filed on May 12, 2000).

10.13* --         Amended and Restated Territory System License Agreement, dated as of December 27, 2000, between the Company and Virtual Media
                  Lab, Inc. (Incorporated by reference to Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 2000 filed on February 14, 2001).

10.14* --         Stock and Warrant Purchase Agreement, dated as of February 4,
                  2001, between the Company and PVI Holding, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 filed on
                  February 14, 2001).

10.15 --          Letter Agreement, dated as of July 23, 2001, between the
                  Company and PVI Holding, LLC (amending the Stock and Warrant
                  Purchase Agreement dated as of February 4, 2001) (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 30, 2001).

10.16 --          Sublease with Southern Progress Corporation, dated September
                  21, 2001. (Incorporated by reference to Exhibits 10.1 to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001).

10.17+ --         Letter Agreement, dated November 8, 2001, between the Company and Brown F Williams amending his Employment Agreement.
                  (Incorporated by reference to Exhibit 10.24 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2002).

10.18 -- Patent Cross-License Agreement, dated as of January 29, 2002, between Sportvision, Inc., Fox Sports Productions, Inc., and
                  Princeton Video Image, Inc. (Incorporated by reference to
                  Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.19 --          Letter Agreement, dated as of January 1, 2002, among Princeton
                  Video Image, Inc., ERM & Associates, Inc. and Emilio Romano.
                  (Incorporated by reference to

                  Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.20+ --         Extension Letter Agreement, dated as of February 15, 2002, among Princeton Video Image, Inc., ERM & Associates, Inc. and
                  Emilio Romano. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.21 --          Warrant Certificate, dated as of March 26, 2002, issued to
                  SciDel Technologies, Ltd. (Incorporated by reference to
                  Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.22+ --         Employment Agreement between the Company and Mervyn Trappler, dated as of April 25, 2002. (Incorporated by reference to
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended March 31, 2002 filed on May 15, 2002).

10.23 -- Note Purchase and Security Agreement dated June 25, 2002 between the Company and PVI Holding, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 9, 2002).

10.24* --         Amended and Restated L-VIS(R)System License Agreement dated
                  June 25, 2002, between the Company and Cablevision Systems
                  Corporation (Incorporated by reference to Exhibit 10.3 to the
                  Company's Current Report on Form 8-K filed on July 9, 2002).

10.25* --         Amended and Restated Joint Collaboration and License Agreement
                  dated June 25, 2002, between the Company and Cablevision
                  Systems Corporation (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 9,
                  2002).

10.26 -- Proprietary Information Escrow Agreement dated June 25, 2002, among the Company, Cablevision Systems Corporation and Kramer
                  Levin Naftalis & Frankel LLP. (Incorporated by reference to
                  Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 9, 2002).

10.27 --          Option Agreement dated June 25, 2002, between the Company and
                  Cablevision Systems Corporation (Incorporated by reference to
                  Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 9, 2002).

10.28 -- iPoint(TM) Technology License Agreement dated June 25, 2002, between the Company and Cablevision Systems Corporation
                  (Incorporated by reference to Exhibit 10.7 to the Company's
                  Current Report on Form 8-K filed on July 9, 2002).

10.29 -- Note Purchase and Security Agreement dated February 18, 2003, among the Company, Presencia en Medios, S.A. de C.V., and PVI
                  Holding LLC.

10.30 --          Convertible Promissory Note dated February 18, 2003, to
                  Presencia en Medios, S.A. de C.V.

10.31 -- Amendment to Option Agreement dated February 18, 2003 between the Company and Cablevision Systems Corp.

10.32 --          Amendment to Proprietary Information Escrow Agreement, dated
                  February 18, 2003, among the Company, Cablevision Systems
                  Corp., and Kramer Levin Naftalis & Frankel LLP.

10.33+ --         Offer of Employment Letter to David Sitt dated February 18,
                  2003.

10.34+ --         Offer of Employment Letter to Roberto Sonabend dated February
                  18, 2003.

10.35 --          Amended and Restated Convertible Promissory Note dated
                  February 18, 2003, to PVI Holding LLC.

10.36 --          Amendment to the Reorganization Agreement, among the Company,
                  Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto
                  Sonabend, Presence en Media LLC, PVI LA, LLC, and Princeton
                  Video Image Latin America, LLC

10.37 --          Amended 1993 Stock Option Plan

10.38+ --         Letter Agreement, dated March 14, 2003, between the Company and Brown F Williams amending his Employment Agreement.

21.1 --           Subsidiaries

23.1 --           Consent of Independent Accountants

99.1              Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

----------

* Confidentiality has been granted with respect to a portion of this exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.