Form 10-K/A
period 2002-12-31
PRINCETON VIDEO IMAGE INC
filed 2003-04-30
CIK 1009833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
    For the fiscal year ended December 31, 2002.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
    For the transition period from __________ to _________________.

                        Commission File Number 000-23415

                           Princeton Video Image, Inc.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                             22-3062052
            --------                                             ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                15 Princess Road, Lawrenceville, New Jersey 08648
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  609-912-9400
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $11,006,379 based on the last sales price on June 28, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,418,865 shares of Common Stock, $.001 par value per share were outstanding on April 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There are no documents incorporated by reference in this Form.

                                EXPLANATORY NOTE

         Princeton Video Image, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 1, 2003, for the sole purpose of adding Items 10-13 of Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

         Our directors are elected at each annual meeting of stockholders to serve until their successors are elected and qualify. Our current Board of Directors is comprised of the following persons:

     NAME                                      AGE
     ----                                      ---
Lawrence J. Burian...........................   33
Joseph Decosimo..............................   77
Donald P. Garber.............................   44
Wilt Hildenbrand.............................   55
Lawrence Lucchino............................   56
Jerome J. Pomerance..........................   62
Eduardo Sitt.................................   71
Brown F. Williams............................   62

         The principal occupations and business experience, for at least the past five years, of each current director are as follows:

         Lawrence J. Burian was elected to our Board of Directors in November 2001. Mr. Burian joined Cablevision Systems Corporation ("Cablevision") in February 2000 as Assistant General Counsel. He was promoted to Vice President, Associate General Counsel in February 2002. Prior to joining Cablevision, Mr. Burian was associated with the law firm of Davis Polk & Wardell, which he joined following graduation from Yale Law School in May 1994. While at Davis Polk & Wardell, Mr. Burian practiced in both their New York and London offices and specialized in corporate Mergers and Acquisitions. In January 1995, Mr. Burian enjoyed a six-month leave of absence to serve as a Law Clerk to Justice Aharon Barak, President of the Supreme Court of Israel.

         Joseph F. Decosimo was elected to our Board of Directors in December 2002. Mr. Decosimo has been Senior Partner of Joseph Decosimo and Company, a certified public accounting firm, since it's founding in 1971. He received his undergraduate degree from the University of Georgia in 1949, and an M.B.A. from Northwestern University in 1950. Mr. Decosimo is a member of the American Institute of Certified Public Accountants, and has served as a director of several charitable and professional organizations. Mr. Decosimo is one of the individuals designated to serve on our Board of Directors by Presencia en Medios, S.A. de C.V. ("Presencia").

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

         Lawrence Lucchino was elected to our Board of Directors in October 1994. Mr. Lucchino enjoys a wide variety of connections with the professional sports industry. Since February 2002, Mr. Lucchino has served as President and CEO of the Boston Red Sox Baseball Club. In addition, Mr. Lucchino served as a member of the Board of Directors of the Washington Redskins from 1979 to 1985, and served as President and CEO of the Baltimore Orioles from May 1988 until October 1993. He has been a member of the MLB Operations Committee and currently serves on the Commissioner's Blue Ribbon Task Force on Baseball Economics. Mr. Lucchino served as President and Chief Executive Officer of the San Diego Padres from December 1994 to October 2001, and was a partner in the Washington, DC law firm of Williams & Connolly from 1978 to 1999.

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

         Brown F Williams is our co-founder, Chairman of the Board and President of our Interactive Television Division. Prior to his election as Chairman of the Board in January 1997, and his appointment as President, Interactive Technologies in November 2001, Mr. Williams served as our President (from July 1990 to January 1997) and Chief Executive Officer (from September 1996 to January 1997). Mr. Williams has been one of our directors since our organization in July 1990. Mr. Williams also served as our Treasurer until February 1998. Mr. Williams is a senior executive with more than 25 years experience in the development of high technology products, primarily during his 20 years with RCA Laboratories, Inc. Until 1987, Mr. Williams was Vice President of David Sarnoff Research Center, Inc. with responsibility for both hardware and software contract research business. Between 1987 and 1991, Mr. Williams was active in a number of start-up companies, either as a consultant on behalf of the funding groups or as an executive employee on behalf of the managements of such companies. Mr. Williams has had significant experience in product development, product introduction and licensing in Europe and Japan, as well as in the United States. Mr. Williams serves as a director of Evergreen Solar, Inc.

         Mr. Eduardo Sitt and Mr. David Sitt are father and son, respectively. There are no other familial relationships among the directors and the executive officers.

INFORMATION REGARDING OFFICERS

         The following table identifies our current executive officers.

                                                                                                       IN CURRENT
            EXECUTIVE OFFICERS                 AGE        CAPACITIES IN WHICH SERVED               POSITIONS SINCE (1)
            ------------------                 ---        --------------------------               -------------------
Brown F Williams...........................    62     Chairman of the Board and                      1997 (Chairman)
                                                      President, Interactive Technologies          2001 (Pres., I.T.)

David Sitt (2).............................    37     Co-Chief Executive Officer                          2001

Roberto Sonabend (3).......................    50     Co-Chief Executive Officer                          2001

Samuel A. McCleery (4).....................    51     Vice President of Business Development              1991
                                                      and Assistant Secretary

Gene Dwyer (5).............................    55     Vice President and Chief Technology                 2000
                                                      Officer

Howard J. Kennedy (6)......................    53     Vice President of Convergence                       2000

James Green (7)............................    40     President and Chief Operating Officer               2002

Carol Bendig (8)...........................    39     Vice President of Finance                           2002

Lionel White (9)...........................    39     Vice President of Broadcast Operations              2002

Mervyn Trappler (10).......................    46     Executive     Vice     President    for             2002
                                                      International and Special Projects

Lon Rosen (11).............................    44     President, PVI Entertainment                        2002

-------------

         (1) All officers are elected annually at the annual meeting of the Board of Directors, and serve at the pleasure of the Board.

         (2) David Sitt was appointed to serve as one of our interim co-Chief Executive Officers in November 2001. Mr. Sitt was appointed to serve as Corporate Vice President of Publicidad in September 2001. Prior to that time, Mr. Sitt had served as Executive Vice President of Publicidad since 1997.

         (3) Roberto Sonabend was appointed to serve as one of our interim co-Chief Executive Officers in November 2001. Mr. Sonabend was appointed to serve as Corporate Vice President of Publicidad in September 2001. Prior to that time, Mr. Sonabend had served as President of the International Division of Publicidad since 1997.

         (4) Samuel A. McCleery was elected to serve as our Vice President of Business Development (formerly Vice President of Sales and Marketing) in November 1991. Mr. McCleery has been our Assistant Secretary since 1991. Prior to November 1991, Mr. McCleery was President of his own sports marketing and events company with clients that included "The Ronald Reagan Foundation" . From 1981 to 1989, Mr. McCleery served as the director of sports marketing for Prince Manufacturing, the world's largest marketer of tennis racquets. Prior to 1981, Mr. McCleery was a Director of New Business for Le Coq Sportif, a division of Adidas (France).

         (5) Gene Dwyer has been our Vice President and Chief Technology Officer since January 2000. Dr. Dwyer also served as our Director of Research, responsible for the algorithm architecture of the L-VIS(R) System, from

April 1999 through December 1999, and as a Project Manager for PVI from November 1997 to April 1999. Prior to joining PVI, Dr. Dwyer was the co-owner of Silhoutte Technology from 1986, which provided image processing and enhancement software for the U.S. Department of Defense.

         (6) Howard J. Kennedy has been our Vice President of Convergence since January 2000. From March 1995 through December 1999, Mr. Kennedy was our Director-Principal Scientist, responsible for the technical development, evaluation and direction of new software and Internet products. Prior to joining PVI, Mr. Kennedy worked at Intel Corporation, where he was Architect and Principal Engineer in the Multimedia Systems Technology Group from October 1988.

         (7) James Green was elected to serve as our President and Chief Operating Officer in June 2002. Also, since November 2002, Mr. Green has been our acting Chief Financial Officer. Mr. Green began his career in children's television production at Lancit Media in New York. From there, he moved to the Walt Disney Company where he worked in international film distribution (Buena Vista International). Mr. Green's eight-year tenure with Disney culminated in his appointment as the General Manager of the Japanese market. From Disney, Mr. Green moved to Pixar Animation Studies where he worked as the Vice President of Marketing and New Business Development. In 1998, Mr. Green resigned to become a founding partner and CEO of Sabela Media, an Internet ad serving company, which was later sold in January 2000 to 24/7 Real Media. Mr. Green remained with 24/7 Real Media for nine months as President of the Technology Solutions Division. From 24/7 Real Media, Mr. Green was recruited by LiveWire to run GiantBear, a wireless data company. Mr. Green was CEO of GiantBear from October 2000 to December 2001. Mr. Green holds an MBA from UCLA's Anderson School of Business and a Music Degree from McGill University.

         (8) Carol Bendig has served as our Vice President of Finance since November 2002. Mrs. Bendig served as our Director, Planning and Financial Analysis from January 2001 to October 2002, and our Manager, Financial Planning and Analysis from October 1998 to January 2001. She has an MBA from the Philadelphia University Graduate School of Business. She has over 15 years in the accounting and financing area. Prior to joining PVI, Mrs. Bendig was Director of Business Operations for Primestar Inc., then the nation's second largest Direct Broadcast Satellite provider, where she was responsible for the Northeast regional office financial management as well as strategic and long range planning. Prior to joining Primestar in January 1995, Mrs. Bendig worked at Comcast Cable Corporation were she had several financial positions from 1990 to 1995.

         (9) Lionel White was elected to serve as our Vice President of Operations in October 2002. Prior to joining PVI, Mr. White served as Vice President, Giantbear Operations of InfoSpace, Inc. from April 2002 to October 2002. From January 2001 to March 2002, Mr. White served as Vice President, Operations of Giantbear, Inc. Prior to joining Giantbear, Mr. White served as Vice President, Global Operations of 24/7 Media, Inc. (formerly Sabela Media) from August 1999 to December 2002, and Senior Consultant at Milcom Communications from December 1998 to July 1999. Prior to joining Milcom Communications, Mr. White entered the Management Information Services division of an Australian department store retailer where he worked to enhance executive reporting and systems availability. In 1995 he entered IBM. Maximizing his extensive industry contacts and reputation he founded a consulting organization that provided services to a diverse group of clients including Sony Australia, Komatsu, College of Technical and Advanced Education and The Electrical Industry Council.

         (10) Mervyn Trappler was elected to serve as our Executive Vice President for International and Special Projects in January 2002. Mr. Trappler sits on the Board of Directors for PSP, Inc. and has served on a number of boards of non-profit organizations in the USA and the Caribbean. Prior to joining PVI, Mr. Trappler was Vice President, Television and New Business Development for ISL from March 1997 to May 2001.

         (11) Lon Rosen was elected to serve as our President, PVI Entertainment in May 2002. Prior to joining PVI, Mr. Rosen served as Senior Agent for Endeavor from March 1998 to April 2002. From February 1997 to March 1998, Mr. Rosen was Vice President, Development of 20th Century Fox.

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

         Based solely on our review of the copies of forms we have received and written representations from certain reporting persons, we believe that all of our officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the six-month period ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended December 31, 2002, June 30, 2001 and 2000 and the six-month period ended December 31, 2001 of our co-chief executive officers and certain other highly compensated executive officers of PVI who were serving as executive officers at December 31, 2002 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                    -------------
     NAME AND PRINCIPAL                               ANNUAL COMPENSATION            SECURITIES
     -------------------                              -------------------            UNDERLYING            ALL OTHER
         POSITION                      YEAR(1)      SALARY ($)     BONUS ($)         OPTIONS (#)        COMPENSATION ($)
          -------                      -------      ----------     ---------         -----------        ----------------
Brown F Williams...............            2002    $ 247,917           ---               10,000           $    4,542(2)
Chairman of the Board and            Transition      136,406           ---              470,000                3,007(2)
President, Interactive                     2001      250,000           ---              260,000(3)               ---
Technologies                               2000      250,000           ---              120,000                  ---

David Sitt(4)..................            2002    $ 245,000       $16,667(6)           180,000                  ---
Co-Chief Executive Officer           Transition       57,366(5)     14,583(6)               ---                  ---

Robert Sonabend(4).............            2002    $ 245,000       $16,667(6)           180,000                  ---
Co-Chief Executive Officer           Transition       57,366(5)     14,583(6)               ---                  ---

Howard J. Kennedy..............            2002    $ 170,000           ---                  ---           $    4,250(2)
Vice President of                    Transition       91,201           ---               50,000                2,031
Convergence                                2001      168,701           ---                  ---                3,969
                                           2000      155,000           ---              115,000                5,438
                                                                                            ---                  ---

Gene Dwyer.....................            2002    $ 180,000           ---               50,000                  ---
Vice President and Chief             Transition       97,212           ---                  ---                  ---
Technology Officer                         2001      177,836           ---              115,000                  ---
                                           2000      155,000           ---

Samuel A. McCleery.............            2002    $ 175,000           ---               25,000           $   39,474(7)
Vice President of Business           Transition      116,539           ---              100,000                6,934(8)
Development                                2001      160,000           ---               85,000(9)            31,838(10)
                                           2000      154,167       $15,000                  ---                  ---

----------

(1) Effective December 21, 2001, PVI changed its fiscal year end from June 30 to December 31. "Transition" refers to the six-month transition period that began July 1, 2001 and ended December 31, 2001. Years 2002, 2001 and 2000 refer to the fiscal years ended December 31, 2002 and June 30, 2001 and 2000, respectively.

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

(7) Includes $35,328 in sales commissions paid to him, and $4,146 that we contributed to the 401(k) Plan on his behalf.

(8) Includes $2,750 in sales commission paid to him, and $4,184 that we contributed to the 401(k) Plan on his behalf.

(9) Includes 50,000 shares underlying outstanding options that were repriced on February 2, 2001.

(10) Includes $23,963 in sales commissions paid to him, and $7,875 that we contributed to the 401(k) Plan on his behalf.


         The following table sets forth certain information concerning grants of stock options during the fiscal year ended December 31, 2002 to the Named Officers.

                                               OPTION GRANTS IN LAST FISCAL YEAR

                                                   PERCENTAGE OF TOTAL
                             NUMBER OF             OPTIONS GRANTED TO
                             SECURITIES             EMPLOYEES DURING              EXERCISE OR
                             UNDERLYING              THE LAST FISCAL              BASE PRICE      EXPIRATION       GRANT DATE
       NAME               OPTIONS GRANTED                  YEAR                    PER SHARE         DATE        PRESENT VALUE(1)
       ----               ---------------              -----------                 ---------         ----        ----------------
Brown F Williams.....          10,000                     .53%                     $   1.07         7/1/2012         $  9,906

David Sitt...........          10,000                     .53%                     $   2.22        1/10/2012         $ 20,966
                               10,000                     .53%                     $   1.51        2/10/2012           13,682
                               10,000                     .53%                     $   1.77        3/10/2012           17,134
                               10,000                     .53%                     $   1.53        4/10/2012           14,469
                               10,000                     .53%                     $  1.127        5/10/2012           10,580
                               10,000                     .53%                     $   1.12        6/10/2012            9,905
                                7,667                     .40%                     $  2.201       12/10/2011            3,879
                               10,000                     .53%                     $   .961        7/10/2012            8,965
                               10,000                     .53%                     $    .63        8/10/2012            6,328
                               10,000                     .53%                     $    .62        9/10/2012            5,837
                               10,000                     .53%                     $    .61       10/10/2012            5,546
                               72,333                    3.81%                     $    .51       10/30/2012           37,541

Roberto Sonabend.....          10,000                     .53%                     $   2.22        1/10/2012         $ 20,966
                               10,000                     .53%                     $   1.51        2/10/2012           13,682
                               10,000                     .53%                     $   1.77        3/10/2012           17,134
                               10,000                     .53%                     $   1.53        4/10/2012           14,469
                               10,000                     .53%                     $  1.127        5/10/2012           10,580
                               10,000                     .53%                     $   1.12        6/10/2012            9,905

                                7,667                     .40%                     $  2.201       12/10/2011           3,879
                               10,000                     .53%                     $   .961        7/10/2012           8,965
                               10,000                     .53%                     $    .63        8/10/2012           6,328
                               10,000                     .53%                     $    .62        9/10/2012           5,837
                               10,000                     .53%                     $    .61       10/10/2012           5,546
                               72,333                    3.81%                     $    .51       10/30/2012          37,541

Howard J. Kennedy....              --                      --                            --               --              --
Gene Dwyer...........              --                      --                            --               --              --
Samuel A. McCleery...          25,000                    1.32%                     $   1.00        7/26/2012          17,518

------------

(1) The calculation of the grant date valuation is based on the Black-Scholes method.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

         The following table sets forth certain information with respect to the exercise of options to purchase common stock during the fiscal year ended December 31, 2002 by the Named Officers and unexercised options to purchase common stock held by the Named Officers at December 31, 2002.

                                                                        NUMBER OF                            VALUE OF
                                                                  SECURITIES UNDERLYING                 UNEXERCISED IN-THE-
                                   SHARES                          UNEXERCISED OPTIONS                  MONEY OPTIONS HELD
                                  ACQUIRED     VALUE             HELD AT DECEMBER 31,2002             AT DECEMBER 31, 2002(1)
                                     ON       REALIZED           ------------------------             -----------------------
       NAME                     EXERCISE (#)    ($)           EXERCISABLE       UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
       ----                     ------------    ---           -----------       -------------      -----------     -------------
Brown F Williams .........           --          --              556,666          193,334               --               --
David Sitt................           --          --              127,667           52,333               --               --
Roberto Sonabend .........           --          --              127,667           52,333               --               --
Howard J. Kennedy                    --          --               98,021           71,979               --               --
Gene Dwyer                           --          --               97,220           72,780               --               --
Samuel A. McCleery........           --          --              183,610           46,390               --               --

-----------

(1) Based on the closing price on the Nasdaq National Market on December 31, 2002: $.33 per share.

COMPENSATION OF DIRECTORS

         Directors do not receive cash compensation for serving on the Board of Directors or any Board committee. On July 1 of each year, each director receives an automatic grant of an option to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of the grant. The option vests in monthly installments so long as the director continues to serve as a director. On July 1, 2002, PVI granted, subject to certain conditions (including, without limitation, conditions relating to vesting), options to purchase 10,000 shares of common stock to each of the directors who were serving as such on such date. All directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

         By letter agreement dated January 1, 2002, PVI retained ERM & Associates, Inc. ("ERM") to provide consulting services to PVI. As compensation for its services, ERM received a cash fee of $10,000 per month (subject to pro-ration for any shorter period), as well as an option to purchase 5,000 shares of PVI common stock for each full month of consulting services (up to a maximum of 30,000 shares unless otherwise approved by the Compensation Committee). The term of the consulting arrangement with ERM was extended by letter agreement dated February 15, 2002, and expired on May 15, 2002. Our director, Emilio Romano, who was a director of PVI during 2002, is the President and owner of ERM.

EMPLOYMENT AGREEMENTS WITH NAMED OFFICERS

         In January 1997, PVI and Mr. Williams entered into an employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. Williams. In November 2001, Mr. Williams' employment agreement was amended concurrent with his appointment to the office of President, Interactive Technologies. Pursuant to the terms of his amended agreement, Mr. Williams' base salary is $325,000 per year, subject to increases at the discretion of the Board of Directors, and Mr. Williams' term of employment will be automatically extended for a period of two years following a change in control of PVI. From July 2002 to November 2002, Mr. Williams' salary was temporarily reduced to $100,000 per year in an effort to conserve capital. In exchange for accepting a reduction in salary, Mr. Williams received a stock option to purchase 56,250 shares of our common stock. Mr. Williams is eligible for an annual bonus based on performance measures determined by the Compensation Committee. In the event Mr. Williams' employment is terminated by PVI without cause, or in the event Mr. Williams terminates his employment due to a detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period equal to the greater of two years or the remainder of his then current term of employment, and, upon his request, all of his stock options that are vested on the date of his termination shall be exercisable until the expiration date set forth in the applicable stock agreement.

         On February 18, 2003, Mr. Sitt signed an offer letter from PVI specifying basic terms and conditions of his employment. Pursuant to such offer letter, Mr. Sitt's base salary for service as Corporate Vice President of Publicidad is $200,000 per year subject to increases at the discretion of the Board of Directors, and in connection with such services he received an option to purchase 275,000 shares of our common stock, which was granted in 2003. In addition, Mr. Sitt is entitled to an annual bonus equal to thirty days salary. In the event Mr. Sitt's employment as Corporate Vice President of Publicidad is terminated by PVI without cause, or Mr. Sitt terminates such employment for good reason, e.g. detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period of six months. Further, in the event that Mr. Sitt's employment as Corporate Vice President of Publicidad is terminated due to death or disability, Mr. Sitt's estate or personal representative will receive severance equal to three or six months salary, as applicable. As consideration for Mr. Sitt's service as co-Chief Executive Officer of PVI, he has been granted options to purchase 235,000 shares of PVI common stock, 180,000 of which were granted in 2002 with the remainder granted in 2003.

         On February 18, 2003, Mr. Sonabend signed an offer letter from PVI specifying basic terms and conditions of his employment. Pursuant to such offer letter, Mr. Sonabend's base salary for service as Corporate Vice President of Publicidad is $200,000 per year subject to increases at the discretion of the Board of Directors, and in connection with such services he received an option to purchase 275,000 shares of our common stock which was granted in 2003. In addition, Mr. Sonabend is entitled to an annual bonus equal to thirty days salary. In the event Mr. Sonabend's employment as Corporate Vice President of Publicidad is terminated by PVI without cause, or Mr. Sitt terminates such employment for good reason, e.g. detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period of six months. Further, in the event that Mr. Sonabend's employment as Corporate Vice President of Publicidad is terminated due to death or disability, Mr. Sonabend's estate or personal representative will receive severance equal to three or six months salary, as applicable. As consideration for Mr. Sonabend's service as co-Chief Executive Officer of PVI, he has been granted options to purchase 235,000 shares of PVI common stock, 180,000 of which were granted in 2002 with the remainder granted in 2003.

         Effective February 2, 2001, PVI and Mr. McCleery entered into an amended and restated employment agreement that provides for automatic annual renewal and permits us to terminate the agreement upon 90 days' prior notice to Mr. McCleery. Pursuant to such agreement, Mr. McCleery's base salary was $200,000 per year, subject to increases at the discretion of the Board of Directors. From August 2002 to November 2002, Mr. McCleery's salary was temporarily reduced to $100,000 per year in an effort to conserve capital. In exchange for accepting a reduction in salary, Mr. McCleery received a stock option to purchase 25,000 shares of our common stock. On February 1, 2003, Mr. McCleery agreed to another salary reduction to $160,000 for an undetermined period of time. Mr. McCleery is eligible for an annual bonus based on performance measures determined by the Compensation Committee of the Board of

Directors. In the event Mr. McCleery's employment is terminated by PVI without cause, or Mr. McCleery terminates his employment for good cause, e.g. detrimental change in the nature or scope of his employment or duties, he is entitled to receive his then current salary for a period of two years.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The persons who served as members of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 2002 were John B. Torkelsen (who resigned effective January 21, 2003), Donald P. Garber, Lawrence Lucchino and Wilt Hildenbrand. None of the members of the Compensation Committee was an officer, former officer or employee of PVI.

401(K) PLAN

         We have adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering our employees. Pursuant to the 401(k) Plan, employees may elect to defer up to the lesser of: (i) 20% of their annual compensation each year; or (ii) the statutorily prescribed annual limit ($12,000 in 2003), and have the deferred amount contributed to the 401(k) Plan. Pursuant to the 401(k) Plan in effect during 2002, PVI matched 50% of an employee's elective deferral contributions with an equal amount of our common stock, up to a maximum annual match of 2.5% of the employee's compensation earned while his or her deferral agreement is in effect. Contributions by both PVI and employees to the Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan that are attributable to participants' elective deferral contributions in designated investment options. Effective January 1, 2003, the common stock match described above was eliminated from the 401(k) Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2003 except as otherwise set forth below, (i) by each person who is known to PVI to beneficially own more than 5% of our common stock, (ii) by each current director and director nominee, (iii) by each Named Officer, and (iv) by all current directors and executive officers as a group.

                                                                                                     COMMON STOCK BENEFICIALLY
                                                                                                     -------------------------
                                                                                                              OWNED(1)
                                                                                                              --------
    NAME OF BENEFICIAL OWNER                                                                         NUMBER            PERCENT
    ------------------------                                                                         ------            -------
PVI Holding, LLC(2) ......................................................................         23,460,874           61.94%
c/o Cablevision Systems Corporation
1111 Stewart Avenue
Bethpage, NY 11714

Presencia en Medios, S.A. de C.V.(3) .....................................................          8,967,627           44.90%
Paseo de las Palmas
No. 735, desp. 206
11000 Mexico, DF

Allen & Company Incorporated(4) ..........................................................          1,058,146            5.60%
Allen Holding Inc.
Herbert A. Allen
711 Fifth Avenue
New York, NY 10020

Brown F Williams(5) ......................................................................            776,931            4.10%
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Lawrence J. Burian(6) ....................................................................             14,266               *
c/o Cablevision Systems Corporation
1111 Stewart Avenue
Bethpage, NY 11714

Joseph Decosimo(7) .......................................................................             88,500               *
c/o Joseph Decosimo and Company
Suite 1100 Tallan Building
Two Union Square
Chattanooga, Tennessee 37402

Donald P. Garber(8) ......................................................................             37,499               *
c/o Major League Soccer
110 East 42nd Street
10th Floor

                                                                                                      COMMON STOCK BENEFICIALLY
                                                                                                      -------------------------
                                                                                                              OWNED(1)
                                                                                                              --------
         NAME OF BENEFICIAL OWNER                                                                      NUMBER          PERCENT
         ------------------------                                                                      ------          -------
New York, NY 10017

Wilt Hildenbrand(9) ......................................................................             20,832             *
c/o Cablevision Systems Corporation
1111 Stewart Avenue
Bethpage, NY 11714-3581

Lawrence Lucchino(10) ...................................................................             127,499           1.1%
7979 Ivanhoe Avenue
Suite 540
La Jolla, CA 92037

Jerome J. Pomerance(11) .................................................................             207,341             *
c/o J.J. Pomerance & Co.
730 Third Avenue
Suite 4602
New York, NY 10017

Eduardo Sitt(12) .........................................................................             47,499             *
c/o Presencia en Medios, S.A. de C.V.
Paseo de las Palmas
No. 735, desp. 206
Mexico, D.F. 11000

David Sitt(13) ...........................................................................            314,222           1.7%
c/o Publicidad Virtual, S.A. de C.V.
Paseo de los Laureles 458-301
Bosques de las Lomas
Mexico, D.F. 05120

Roberto Sonabend(14) .....................................................................            314,222           1.7%
c/o Publicidad Virtual, S.A. de C.V.
Paseo de los Laureles 458-301
Bosques de las Lomas
Mexico, D.F. 05120

James Green(15) ..........................................................................            136,666             *
c/o Princeton Video Image, Inc.
15 Princess Road
Lawrenceville, NJ 08648

Samuel A. McCleery(16) ...................................................................            243,565           1.3%
c/o Princeton Video Image, Inc.

                                                                                                     COMMON STOCK BENEFICIALLY
                                                                                                     -------------------------
                                                                                                              OWNED(1)
                                                                                                              --------
         NAME OF BENEFICIAL OWNER                                                                    NUMBER            PERCENT
         ------------------------                                                                    ------            -------
15 Princess Road
Lawrenceville, NJ 08648

All directors and executive officers as a ................................................          2,786,584            13.4%
group 16 persons)(17)

----------
*        Less than one percent

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

         Applicable percentage of ownership is based on 18,418,865 shares of common stock outstanding as of April 15, 2003.

(2) Includes 4,000,000 shares of common stock held of record by PVI Holding, the indirect wholly-owned subsidiary of Cablevision, and Cablevision may be deemed the beneficial owner of the shares of our common stock owned by PVI Holding. Also includes warrants to purchase 12,794,207 shares of common stock. Also includes 6,666,667 shares of our common stock underlying a $5,000,000 Convertible Note convertible at the option of PVI Holding.

(3) Includes 1,336,711 shares of common stock and 585,843 shares of common stock underlying warrants that were exercisable within 60 days of April 15, 2003. Includes 2,544,435 shares of common stock and warrants to purchase 967,306 shares of common stock that were exercisable within 60 days of April 15, 2003, which are held by Presence in Media LLC, of which Presencia owns directly or indirectly 100% interest. Also includes an aggregate of 3,533,332 shares of our common stock underlying an aggregate of $2,650,000 Convertible Notes convertible at the option of Presencia. Does not include shares of common stock held directly by officers, directors or employees of Presencia.

(4) The number of shares reported is based upon information disclosed by Allen & Company Incorporated ("ACI") on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2002. Includes 179,920 shares of common stock and 878,226 shares of common stock underlying currently exercisable warrants. Allen Holding Inc. ("AHI"), by virtue of its status as the sole stockholder of ACI, may be deemed to share with ACI the power to vote or direct the vote and to dispose or direct the disposition of the shares of which is ACI is direct beneficial owner. Mr. Herbert A. Allen, by virtue of his status as a majority stockholder and the President and Chief Executive Officer of AHI and the President and Chief Executive Officer of ACI, may be deemed to share with AHI and ACI the power to vote or direct the vote and dispose or direct the disposition of shares of which each of AHI and ACI is the direct beneficial owner. Mr. Herbert A. Allen disclaims beneficial ownership of the securities reported to be held by AHI and ACI, except to the extent of his pecuniary interest therein. Does not include shares, which may be owned by other officers, directors or employees of AHI or ACI.

(5) Includes 139,535 shares of common stock and 615,556 shares of common stock underlying options that were exercisable within 60 days of April 15, 2003. Also includes 21,840 shares of common stock held by Mr.

         Williams as custodian for Bronwyn Williams, his minor daughter. Does not include shares of common stock owned by Mr. Williams' brother, Mr. Williams' adult daughter, and a trust of which Mr. Williams' mother is a beneficiary, respectively. Mr. Williams disclaims beneficial ownership of the shares of common stock that are held by him as custodian for his minor daughter.

(6) Includes 100 shares of common stock and 14,166 shares of common stock underlying options granted to Mr. Burian that were exercisable within 60 days of April 15, 2003.

(7)      Includes 88,500 shares of common stock.

(8) Includes 37,499 shares of common stock underlying options granted to Mr. Garber that were exercisable within 60 days of April 15, 2003.

(9) Includes 20,832 shares of common stock underlying options granted to Mr. Hildenbrand that were exercisable within 60 days of April 15, 2003.

(10) Includes 80,000 and 47,499 shares of common stock underlying options owned by LL Sports Inc. and Lawrence Lucchino, respectively that were exercisable within 60 days of April 15, 2003. Mr. Lucchino controls LL Sports Inc.

(11) Includes 20,000 shares of common stock owned by J.J. Pomerance & Co., Inc. of which Mr. Pomerance is the President. Also includes 129,842 shares of common stock and 57,499 shares of common stock underlying options that were exercisable within 60 days of April 15, 2003.

(12) Includes 47,499 shares of common stock underlying options that were exercisable within 60 days of April 15, 2003. Mr. Sitt is the Chairman of the Board and President of Presencia. Mr. Sitt disclaims beneficial ownership of any securities of PVI held by Presencia.

(13) Includes 314,222 shares of common stock underlying options that were exercisable within 60 days of April 15, 2003.

(14) Includes 314,222 shares of common stock underlying options that were exercisable within 60 days of April 15, 2003.

(15) Includes 136,666 shares of common stock underlying options granted to Mr. Green that were exercisable within 60 days of April 15, 2003.

(16) Includes 1,228 shares of common stock, 47,200 shares of common stock underlying currently exercisable warrants and 195,137 shares of common stock underlying options granted to Mr. McCleery that were exercisable within 60 days of April 15, 2003.

(17) Includes 439,145 shares of common stock, and 2,347,439 shares of common stock underlying options and warrants that were exercisable within 60 days of April 15, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information concerning the number of outstanding options, the weighted average exercise price of those securities and the number of securities remaining to be granted under existing equity plans, whether approved or not approved by security holders, as of December 31, 2002. The purpose of this table is to illustrate the potential dilution that could occur from past and future equity grants.

                                            NUMBER OF SECURITIES                                NUMBER OF SECURITIES
                                               TO BE ISSUED             WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                                             UPON EXERCISE OF           EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                            OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,       EXISTING EQUITY
    PLAN CATEGORY                           WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       COMPENSATION PLANS
    -------------                           -------------------        -------------------       ------------------
                                                21,113,508                    $5.12                    2,635,679
Equity compensation
   plans approved by
   security holders                               -------                    -------                    -------

Equity compensation
   plans not approved
   by security holders                              N/A                        N/A                        N/A
                                                  =======                    =======                    =======
         Total

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Cablevision

         Pursuant to the terms of a registration rights agreement, PVI Holding was granted "piggyback" registration rights to participate in other registrations of our securities, which we may undertake, and the right to demand registration of its securities for resale under the Securities Act of 1933 on six occasions. Such registration rights are subject to certain notice requirements, timing restrictions and volume limitations that may be imposed by the underwriter of an offering. In addition, PVI Holding has the option to adopt, in lieu of these registration rights, the registration rights granted to any other person in the future by PVI.

         PVI and Cablevision executed a license agreement in February 2001, which grants Cablevision and its affiliates the right to use our L-VIS(R) System and related proprietary rights in its businesses. Under the terms of the agreement, we were to receive an advance payment of $7.5 million; of which $5 million was received during the six-month period ended December 31, 2001. The license agreement provided that we would receive royalties based on Cablevision's revenues from use of the L-VIS(R) System, an equipment fee equal to our direct costs of manufacturing each L-VIS(R) System we provide under the license, and enhancement fees for electronic insertions for which Cablevision does not receive revenues based on our direct costs of providing such insertions. The royalties and other payments due to PVI under the license agreement were creditable against the advance payment. In June 2002, the parties executed an Amended and Restated L-VIS(R) System License Agreement, pursuant to which we (i) sold two L-VIS(R) units to Cablevision, (ii) reduced the charges for certain services, and (iii) are obligated to refund any unused portion of the Cablevision advance payment if Cablevision doesn't purchase products and services or generate royalty payments in specified amounts by specified dates.

         We entered into a joint collaboration and license agreement with Cablevision in September 2001, pursuant to which we agreed to work together to develop technology to promote interactive use of and targeted advertising in video delivery systems at various points in the distribution system. In furtherance of the agreement, PVI and Cablevision agreed to cross-license to each other, on a non-exclusive basis, our current technologies for use in the development phase of the project. For products and technology developed under the agreement, which relate to interactive and enhancement products specifically for use with television distribution, Cablevision was to pay us a royalty based on related revenues. We received a license to use, commercialize and sub-license and Cablevision received a license to use any technology and products developed under the joint collaboration and license agreement. In June 2002, the parties executed an Amended and Restated Joint Collaboration Agreement, pursuant to which the license for our iPoint(TM) Technology granted pursuant to the joint collaboration and license agreement was converted to a fully paid up, non-exclusive, perpetual, royalty free license.

         In June 2002, we entered into a Note Purchase and Security Agreement (the "Note Purchase Agreement") with PVI Holding, pursuant to which we issued to PVI Holding a $5,000,000 secured convertible note, which bore interest at 10% per annum and matured on March 31, 2003. The note was convertible into shares of our common stock at any time prior to maturity at a price of $2.50 per share. If, prior to the maturity date, we sell shares of our common stock resulting in aggregate cash proceeds of at least 10,000,000, we could convert the note into shares of our common stock at a price of $2.50 per share or, if such common stock is sold for an aggregate weighted average price of less than $1.00 per share, at such weighted average price. To secure payment of its obligations under the note, we granted PVI Holding a security interest in all of our assets.

         Pursuant to the Note Purchase Agreement, PVI and Cablevision entered into (a) a License Agreement for our iPoint(TM) Technology pursuant to which Cablevision has, in consideration for crediting $3.5 million of prepaid license fees relating to its use of the L-VIS(R) System, a non-exclusive license to use the iPoint(TM) Technology solely for the benefit of Cablevision and its affiliates, (b) a Proprietary Information Escrow Agreement pursuant to which we placed certain of our proprietary information in escrow to be released to Cablevision for use under its licenses in the event that PVI fails to meet certain defined financial tests or defaults under the note held by PVI Holding, and (c) an Option Agreement which provides that solely in the event PVI fails to meet a specified financial test by March 31, 2003 (later extended to July 31, 2003 in connection with the Presencia Note Purchase Agreement) Cablevision will have the option to purchase at appraised fair market value a sole, exclusive license to all our technology for use in the United States, subject to pre-existing rights granted to PVI customers and other third parties.

         On February 18, 2003, PVI entered into a Note Purchase and Security Agreement and on March 20, 2003, the Note Purchase and Security Agreement was amended (as so amended, the "Presencia Note Purchase Agreement") with Presencia and PVI Holding. Pursuant to the Presencia Note Purchase Agreement, PVI issued to PVI Holding, a $5,000,000 Amended and Restated secured convertible note, which bears interest at 10% per annum and matures on July 31, 2003 (with the holder having the right to extend the maturity date for up to two years), in replacement of the $5,000,000 secured convertible note issued to PVI Holding on June 25, 2002. The note is initially convertible by the holder into common stock of PVI at $.75 per share. In the event that PVI sells any security (equity, debt or otherwise) in a qualifying transaction (a "New Financing"), the holder of the note would have the right to convert the note to PVI common stock at $.75 per share or into the security being issued by PVI in the New Financing, on the same terms as such security is being sold in the New Financing. Following the first New Financing, the common stock conversion price of $.75 per share is increased to $2.50 per share. In addition, the holder will have the right to convert the note into any security issued in any New Financing that occurs while the note is outstanding, subject to all of the terms of such New Financing. The holder of the note is prohibited from converting the note under any circumstances at a price below $.38 per share, the closing price of PVI's common stock on February 14, 2003.

         On April 7, 2003, in connection with the closing of the note purchase by Presencia pursuant to the second amendment to the Presencia Note Purchase Agreement, PVI issued to PVI Holding warrants to purchase 106,329 shares of common stock at an exercise price of $6.53 per share and 2,658 shares of common stock at an exercise price of $9.43 per share.

Presencia

         In December 2000, we entered into a reorganization agreement with Presencia and certain of its affiliates, which agreement was later amended on February 4, 2001. On September 20, 2001 we completed the transaction contemplated by the reorganization agreement (the "Presencia Transaction"), in accordance with which Presencia and its affiliates sold their shares of Publicidad to us and our affiliate, Princeton Video Image Latin America, LLC, and Publicidad became our wholly-owned, indirect subsidiary. In consideration for the shares of Publicidad capital stock, we issued to Presencia and its affiliate, Presence in Media LLC, an aggregate of 2,678,353 shares of our common stock and warrants to purchase an aggregate of 1,036,825 shares of our common stock. In addition, Presencia received warrants to purchase 500,000 shares of our common stock as partial consideration for waiving the participation rights granted to it under the reorganization agreement with respect to the issuance of securities in connection with the Cablevision Transaction. Following the closing of the Presencia Transaction, Presencia and its affiliates were the beneficial holders of 26.4% of our outstanding common stock, which may deem to constitute a change in control.

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

         In June 2002, Publicidad and Presencia amended the consulting services agreement to simplify the formula for calculation of the payments to Presencia, and to give Publicidad the option, under certain specified circumstances, of paying the contingent fee in PVI common stock

         Pursuant to the Presencia Note Purchase Agreement, PVI issued to Presencia secured convertible notes in the amount of $1,500,000, $500,000 and $650,000, on February 18, 2003, March 20, 2003 and April 7, 2003, respectively. These notes bear interest at 10% per annum and mature on July 31, 2003 (with the holder having the right to extend the maturity date for up to two years). The notes are initially convertible by the holders into common stock of PVI at $.75 per share. In the event that PVI sells any security (equity, debt or otherwise) in a qualifying transaction (a "New Financing"), the holder of the notes would have the right to convert the notes to PVI common stock at $.75 per share or into the security being issued by PVI in the New Financing, on the same terms as such security is being sold in the New Financing. Following the first New Financing, the common stock conversion price of $.75 per share is increased to $2.50 per share. In addition, the holder will have the right to convert the notes into any security issued in any New Financing that occurs while the notes are outstanding, subject to all of the terms of such New Financing. The holder of the notes is prohibited from converting the notes under any circumstances at a price below $.38 per share, the closing price of PVI's common stock on February 14, 2003. To secure payment of its obligations under the notes, PVI has granted Presencia a security interest in all of its assets, which security interest Presencia now shares with PVI Holding on a pari passu basis. Presencia and/or its designees have the right, exercisable upon written notice given to PVI on or before May 7, 2003, to invest an additional $350,000 in PVI on the same terms as described above.

         On April 7, 2003, in connection with the closing of the note purchase by Presencia pursuant to the second amendment to the Presencia Note Purchase Agreement, PVI (a) issued to Presencia warrants to purchase 34,932 shares of common stock at an exercise price of $6.22 per share and (b) amended previously outstanding warrants to purchase 1,536,825 shares of PVI common stock held by Presencia to reduce the exercise price by 22.22% of the original exercise price and extend the expiration date by four years.

         Pursuant to the Presencia Note Purchase Agreement, PVI paid $325,048 to Presencia in payment of the contingent service fee for 2001 due under the consultant services agreement between Publicidad Virtual and Presencia.

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

Dasi

         Publicidad's personnel is provided by Consultares Asociados Dasi, S.C., a Mexican service company, of which David Sitt, one of our interim co-Chief Executive Officers, is a principal stockholder. Publicidad reimburses Dasi the amount that Dasi pays in salaries, taxes, and other costs associated with the employment of the individuals working for Publicidad. No additional service charge or commission is charged for Dasi's services.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRINCETON VIDEO IMAGE, INC.

                                         By: /s/ James Green
                                             ---------------
                                             James Green
                                             President & Chief Operating Officer
                                             Date: April 30, 2003

I, David Sitt, Co-Chief Executive Officer, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Princeton Video Image, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Dated: April 30, 2003               /s/ David Sitt
                                    --------------
                                    David Sitt
                                    Co-Chief Executive Officer

I, Roberto Sonabend, Co-Chief Executive Officer, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Princeton Video Image, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Dated: April 30, 2003               /s/ Roberto Sonabend
                                    --------------------
                                    Roberto Sonabend
                                    Co-Chief Executive Officer

I , James Green, Chief Operating Officer and principal financial officer, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Princeton Video Image, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Dated: April 30, 2003               /s/ James Green
                                    ---------------
                                    James Green
                                    Chief Operating Officer
                                    (Principal Financial Officer)