Form 10-Q
period 2003-03-31
PRINCETON VIDEO IMAGE INC
filed 2003-05-21
CIK 1009833

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate number of shares of the issuer's common stock outstanding on May 6, 2003 was 18,487,802.

Part I - Financial Information
Item 1   Financial Statements

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      For the three months ended
                                                               March 31,
                                                     ----------------------------
                                                          2003           2002
                                                          ----           ----
Advertising and production revenue                   $  1,814,118    $  1,280,698
Royalties and license fees                                151,561         149,665
                                                     ----------------------------
                Total revenue                           1,965,679       1,430,363
Costs and expenses:
   Cost of services sold                                1,588,475       1,600,380
   General and administrative                           1,142,591       1,857,716
   Sales and marketing                                    764,846         958,802
   Product development                                    666,849         984,681
   Depreciation and amortization                          431,601         676,330
   Severance and other charges                             39,868         245,500
                                                     ----------------------------
                Total costs and expenses                4,634,230       6,323,409
Operating loss                                         (2,668,551)     (4,893,046)
   Other income (expense), net                             37,186           6,455
   Interest expense                                    (1,356,634)        (35,164)
   Interest income                                          8,808          31,023
   Loss from equity investment                                  -         (74,883)
                                                     ----------------------------
Net loss before income taxes                           (3,979,191)     (4,965,615)
   Income taxes                                           (20,385)        (46,466)
                                                     ----------------------------
Net loss                                               (3,999,576)     (5,012,081)
Accretion of preferred stock dividends                     (1,729)         (1,730)
                                                     ----------------------------
Net loss applicable to common stock                  $ (4,001,305)   $ (5,013,811)
                                                     ============================

Basic and diluted net loss per share                ($       0.22)  ($       0.29)
                                                     ============================
Weighted average number of shares of
        common stock outstanding                       18,487,802      17,346,134
                                                     ============================

      See accompanying notes to condensed consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                          as of
                                                                                 March 31,    December 31,
                                                                                   2003          2002
                                                                               ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                   $    644,399   $    937,421
   Restricted securities held to maturity                                            63,476         63,476
   Accounts receivable, net of allowances of $64,694 and $64,694                    749,956      1,546,547
   License rights                                                                   150,000        150,000
   Prepaid airtime                                                                1,129,211        653,685
   Prepaid Cablevision discounts                                                          -      1,037,690
   Other current assets                                                           1,172,567        486,911
                                                                               ------------   ------------
             Total current assets                                                 3,909,609      4,875,730
Property and equipment, net                                                       1,650,368      1,839,388
Patents, net                                                                        757,036        794,996
Identifiable intangibles, net                                                     2,174,349      2,328,210
Goodwill                                                                          3,896,244      3,896,244
Other assets                                                                        293,681        364,611
                                                                               ------------   ------------
                  Total assets                                                 $ 12,681,287   $ 14,099,179
                                                                               ============   ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
  AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                       $  5,169,523   $  5,260,963
   Accounts payable to television networks                                        1,270,098      1,525,984
   Advertising and production advances                                            1,479,687        202,607
   Secured convertible debt                                                       7,302,399      5,137,427
   Notes payable                                                                    375,588        671,300
   Payable to Presencia                                                             218,451        333,789
   Unearned revenue                                                                  55,000        129,549
                                                                               ------------   ------------
             Total current liabilities                                           15,870,746     13,261,619
Refundable Cablevision advance payment                                            3,627,790      3,627,790
License obligations                                                                 200,000        200,000
Other liabilities                                                                    60,544         74,443
                                                                               ------------   ------------
             Total liabilities                                                   19,759,080     17,163,852
                                                                               ------------   ------------
Commitments and contingencies

                                   (CONTINUED)

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(UNAUDITED)

                                                                                                          as of
                                                                                                 March 31,    December 31,
                                                                                                   2003           2002
                                                                                               ------------   ------------
Redeemable preferred stock:
   Cumulative, Series A, conditionally redeemable, $4.50 par value, authorized, issued and outstanding 11,363 shares at March 31, 2003 and December 31, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)            82,586         81,819
   Cumulative, Series B, conditionally redeemable, $5.00 par value, authorized, issued and outstanding 12,834 shares at March 31, 2003 and December 31, 2002;
     redemption value equal to carrying value (par plus all accrued but unpaid dividends)            99,775         98,813
                                                                                               ------------   ------------
             Total redeemable preferred stock                                                       182,361        180,632
                                                                                               ------------   ------------
Stockholders' Equity:
   Common stock, $.001 par value at March 31, 2003 and December 31, 2002;
     authorized 60,000,000 shares; 18,487,802 shares issued and outstanding, net
     of 214,040 treasury shares at March 31, 2003 and December 31, 2002                              18,488         18,488
   Additional paid-in capital                                                                    87,358,591     87,330,153
   Other comprehensive (loss) income                                                                (34,273)         9,438
   Accumulated deficit                                                                          (94,602,960)   (90,603,384)
                                                                                               ------------   ------------
             Total stockholders' equity                                                          (7,260,154)    (3,245,305)
                                                                                               ------------   ------------
                  Total liabilities, redeemable preferred stock, and stockholders' equity      $ 12,681,287   $ 14,099,179
                                                                                               ============   ============

      See accompanying notes to condensed consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 For the three months ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                    2003           2002
                                                                                    ----           ----
Cash flows from operating activities:
   Net loss                                                                     $ (3,999,576)  $ (5,012,081)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
             Amortization of unearned revenue                                        (74,549)       (68,269)
             Depreciation expense                                                    236,572        468,248
             Amortization of intangibles/license rights                              232,529        258,082
             Amortization of deferred compensation                                         -         40,962
             Non-cash charges associated with stock and option grants                 30,168         84,973
             Loss from equity investments                                                  -         74,883
             Non-cash interest expense                                             1,192,706              -
      Changes in assets and liabilities (net of effects of acquisitions):
                  Accounts receivable                                                726,190        526,125
                  Prepaid airtime                                                   (478,723)       649,864
                  Other current assets                                              (659,594)        90,086
                  Cablevision deferred revenue credit and deferred
                    royalty payment, net                                                   -         27,255
                  Other assets                                                        33,430         (5,823)
                  Accounts payable and accrued expenses                               59,339       (891,746)
                  Accounts payable to television networks                           (219,226)    (1,680,902)
                  Advertising and production advances                              1,228,195        952,419
                  Unearned revenue                                                         -         88,931
                  Payable to Presencia                                              (115,338)      (151,913)
                  Other liabilities                                                  (13,899)       (13,472)
                                                                                ------------   ------------
                  Net cash used in operating activities                           (1,821,776)    (4,562,378)
                                                                                ------------   ------------

Cash flows from investing activities:
   Purchases of property and equipment                                               (54,839)       (74,597)
   Proceeds from the sale of securities                                                9,984              -
   Increase in patents                                                                (3,210)       (20,958)
   Investment in/Advances to Revolution Company LLC                                        -        (10,803)
   Acquisition costs                                                                       -        (37,275)
                                                                                ------------   ------------
                  Net cash used in investing activities                              (48,065)      (143,633)
                                                                                ------------   ------------

                                   (CONTINUED)

PRINCETON VIDEO IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)

                                                                        For the three months ended
                                                                                March 31,
                                                                       ---------------------------
                                                                           2003           2002
                                                                           ----           ----
Cash flows from financing activities:
   Proceeds from issuance of convertible debt, net                        1,862,291              -
   Capitalized financing costs                                              (24,177)             -
   Repayment of notes payable                                              (275,670)             -
   Proceeds from option exercises                                                 -          5,705
                                                                       ------------   ------------
             Net cash provided by financing activities                    1,562,444          5,705
                                                                       ------------   ------------

             Net (decrease) in cash and cash equivalents                   (307,397)    (4,700,306)
Foreign exchange impact on cash                                              14,375        (39,286)
Cash and cash equivalents at beginning of period                            937,421      8,360,353
                                                                       ------------   ------------
Cash and cash equivalents at end of period                             $    644,399   $  3,620,761
                                                                       ============   ============

Supplemental cash flow information:
   Cash payments for:
        Interest                                                       $     16,790   $     35,108
        Income taxes                                                   $     11,297   $      6,831
   Fair value of warrants/stock issued in acquisition of SciDel        $          -   $  3,335,733
   Non-cash acquisition costs for SciDel                               $          -   $    384,725

      See accompanying notes to condensed consolidated financial statements.

PRINCETON VIDEO IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In collaboration with Cablevision, PVI has developed a prototype of iPoint(TM). iPoint(TM) takes half of PVI's L-VIS(R) system and puts it in a set-top-box. This would enable in-program broadcast advertising to be targeted to individual homes with customized video feeds delivered via cable, satellite, or online transmission.

PVI's sales and marketing strategy has been focused on enhancing the company's current relationships with its key constituents, which include rights holders, syndicators, leading advertising agencies, sports leagues, and prominent corporate sponsors, through a process of educating key decision-makers on the inherent value of the company's offering. Accordingly, management emphasizes a program of substantial personalized interaction between the company's sales, marketing, product development, and engineering teams and those organizations that will either adopt PVI's technology or influence the decision makers.

PVI's marketing approach has been to demonstrate that virtual advertising can create incremental advertising inventory for broadcasters, which can be used to generate incremental ad revenues. PVI then participates in the new revenue stream created by virtual advertising as opposed to being a source of additional production cost.

We market our services on a worldwide basis through licensing and royalty agreements, and through our wholly owned subsidiaries Publicidad Virtual, S.A. de C.V. ("Publicidad") headquartered in Mexico City, Mexico and, Princeton Video Image Israel, Ltd. ("PVI Israel") headquartered in Ra'ananna, Israel.

The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. Reference should be made to our audited financial statements for the year ended December 31, 2002 including the footnotes thereto, included in our Annual Report on Form 10-K for the same period. In the opinion of our management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

We are subject to a number of risks common to companies in similar states of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the successful integration of acquired businesses and the need to raise additional funds to support our business operations. Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $4.0 million and $21.2 million for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

The Company has reduced expenses to the maximum extent possible, including the furloughing of thirty-two employees but has not been able to secure additional financing. As a result, the Company expects to file for Chapter 11 bankruptcy protection in the next several days. PVI is negotiating with a newly formed entity owned by Presencia en Medios, SA de CV and Cablevision Systems Corporation to purchase substantially all of the assets of PVI and to provide debtor-in-possession financing for approximately 90 days. The asset sale would be subject to bankruptcy court approval and a competitive bidding procedure in accordance with bankruptcy law. The filing and the agreement are subject to the successful negotiation of definitive agreements and the approval of PVI's board of directors.

If the bankruptcy filing is completed, certain adjustments would be made to the consolidated financial statements in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganizations Under the Bankruptcy Code".

PVI expects that if the asset sale is consummated PVI would be liquidated pursuant to a plan of liquidation which would be subject to the approval of the bankruptcy court. In the event of a liquidation, any recovery for shareholders of PVI would be highly unlikely and would depend on the outcome of the competitive bidding procedure.

If the company were to continue operations, it would still have outstanding three secured convertible promissory notes, which were outstanding as of March 31, 2003, in the aggregate principal amount of $7,000,000 (the "Secured Notes"), which were issued or amended pursuant to the Note Purchase and Security Agreement with Presencia en Medios, SA de CV ("Presencia") and PVI Holding LLC, a subsidiary of Cablevision Systems Corporation ("Cablevision") dated as of February 18, 2003 and as amended on March 20, 2003. The Secured Notes mature on July 31, 2003 and are secured by a security interest in all of our assets in favor of Presencia and Cablevision. Presencia and Cablevision have the right to extend the maturity of the Secured Notes for up to two years. In the event that either Presencia or Cablevision choose not to extend the maturity date of the Secured Notes held by them and we are not able to obtain additional funding, we will not be able to repay the debt under the Secured Notes. This could result in a default and the exercise of their rights as secured creditors by either Presencia or Cablevision. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Since we incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 21,734,676 and 20,050,213 shares of common stock that were outstanding at March 31, 2003 and 2002, respectively, were not included in diluted per share calculations, as their effect would be antidilutive. In addition, the accretion of preferred dividends, which could be paid out in common stock, was not material for the periods presented.

3.  PRO FORMA STOCK COMPENSATION

The company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                    For the three months ended
                                                             March 31,
                                                       2003             2002
                                                   ------------     ------------
Net loss applicable to common stock,
as reported                                        $ (4,001,305)    $ (5,013,811)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                                 558,727          823,183
                                                   ------------     ------------
Pro forma net loss applicable to
common stock                                       $ (4,560,032)    $ (5,836,994)
                                                   ============     ============

Earnings per share:
   Basic and diluted - as reported                 $      (0.22)    $      (0.29)
                                                   ============     ============
   Basic and diluted - pro forma                   $      (0.25)    $      (0.34)
                                                   ============     ============

The pro forma compensation expense of $558,727 and $823,183 for the three months ended March 31, 2003 and 2002, respectively, was calculated on the fair value of each option using the minimum value method for those options issued prior to October 17, 1997 (the date of initial filing with the SEC) and using the Black-Scholes method for those options issued on October 17, 1997 and later. The following weighted average assumptions were used in the calculations:

                                                         March 31,
                                                  2003               2002
                                               -----------------------------
Risk free interest rate                           2.45%              2.48%
Expected option lives                          4.23 years         4.24 years
Expected volatility                              106.7%             106.7%

4.  CABLEVISION

On June 25, 2002, PVI entered into a Note Purchase and Security Agreement (the "2002 Note Purchase Agreement") with PVI Holding. Pursuant to the 2002 Note Purchase Agreement, in consideration of $5,000,000 in cash PVI issued to PVI Holding a $5,000,000 secured convertible note, which bore interest at 10% per annum and was to mature on March 31, 2003 (the "Note"). The Note was secured by all of PVI's assets. . The Note provided that the holder could convert the Note into PVI's common stock at any time prior to maturity at a price of $2.50 per share. The Note also provided that if, prior to the maturity date, PVI sold shares of its common stock resulting in aggregate cash proceeds of at least $10.0 million, PVI could convert the Note into shares of its common stock at a price of $2.50 per share or, if such common stock were sold for an aggregate weighted average price of less than $1.00 per share, at such weighted average price. On February 18, 2003, PVI entered into a Note Purchase and Security Agreement (the "2003 Note Purchase Agreement") with Presencia en Medios, S.A. de C.V. ("Presencia") and PVI Holding pursuant to which PVI issued to PVI Holding a $5,000,000 amended and restated secured convertible note in replacement of the Note (the "Amended and Restated Note"). The Amended and Restated Note is initially convertible by the holder into common stock of PVI at $.75 per share. In the event that PVI sells any security (equity, debt or otherwise) in a qualifying transaction (a "New Financing"), the holder of the Amended and Restated Note would have the right to convert the Amended and Restated Note to PVI common stock at $.75 per share or into the security being issued by PVI in the New Financing, on the same terms as such security is being sold in the New Financing. Following the first New Financing, the common stock conversion price of $.75 per share is increased to $2.50 per share. In addition, the holder will have the right to convert the Amended and Restated Note into any security issued in any New Financing that occurs while the Amended and Restated Note is outstanding, subject to all of the terms of such New Financing. The holder of the Amended and Restated Note is prohibited from converting it under any circumstances at a price below $.38 per share, the closing price of PVI's common stock on February 14, 2003. The Amended and Restated Note is secured by all of PVI's assets. Pursuant to the 2002 Note Purchase Agreement, PVI also amended the warrants that the Company issued to PVI Holding on September 20, 2001. The amended warrant entitles PVI Holding to purchase 12,794,207 shares of PVI's common stock for a purchase price of $7.00 per share at any time prior to June 25, 2006, and contains anti-dilution provisions that require an adjustment to the number of shares underlying the warrants and/or the exercise price upon the occurrence of certain events. Refer to note 17 "Subsequent events" for details of amendments to this agreement.

Concurrent with the issuance of the Note on June 25, 2002, PVI granted Cablevision certain other rights, including the following:

a) The conversion of a license for iPoint(TM) granted pursuant to the Joint Collaboration and License Agreement to a fully paid up, non-exclusive, perpetual, royalty free license, and sale of two L-VIS(R) units to Cablevision, in consideration for an aggregate $3.8 million reduction in the balance of the $7.5 million Cablevision advance payment.

b) The L-VIS(R) License Agreement, which grants Cablevision and its affiliates the right to use our L-VIS(R) System and related proprietary rights in its businesses, was amended to reduce charges for certain services, and to provide, among other amendments, that PVI would be obligated to refund any unused portion of the Cablevision advance payment if Cablevision doesn't purchase products and services or generate royalty payments in the following amounts by the following dates:

   -     The unused portion of $1 million must be refunded if unused by June 30,
         2004

   - The unused portion of $2.5 million must be refunded if unused by June 30, 2005

   -     The entire unused balance must be refunded if unused by January 1, 2006

c) PVI also granted Cablevision the option to purchase from PVI a sole, exclusive, perpetual, fully paid up, royalty free US license for all of PVI's technology at the appraised fair market value if PVI is unable to raise $10.0 million in the form of equity financing and/or certain other non-refundable cash funding by March 31, 2003 (later extended to July 31, 2003 in connection with the 2003 Note Purchase Agreement). If the option is exercised, we will only be able to use or commercialize our technology outside of the US, unless we obtain a US license from Cablevision.

Concurrent with the issuance of the Note, Publicidad and Presencia also amended an existing consulting services agreement (see note 15), pursuant to which Presencia provides consulting services to Publicidad and receives compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's operating margins, as defined in the agreement. The amendment simplifies the formula for calculation of the payments to Presencia, and gives Publicidad the option, under certain circumstances described in the amendment, of paying the contingent service fee in PVI common stock.

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

The prepaid discount to Cablevision is being recognized as a dollar-for-dollar reduction in revenues from Cablevision; however, to the extent that straight-line amortization over the nine-month period to maturity of the convertible debt exceeds the amount recognized as a revenue reduction in any quarter, such excess will be recorded currently as interest expense. For the three months ended March 31, 2003, $1,289,064 was recognized as interest expense for amortization of the discount, fair value accretion, and stated interest. As of March 31, 2003, the prepaid discount to Cablevision is fully depreciated.

5.  PRESENCIA

Pursuant to the 2003 Note Purchase Agreement, PVI issued to Presencia secured convertible notes in the amount of $1,500,000 and $500,000, on February 18, 2003 and March 20, 2003, respectively, in exchange for cash. These notes bear interest at 10% per annum and mature on July 31, 2003 (with the holder having the right to extend the maturity date for up to two years) upon terms identical to those of the PVI Holding Amended and Restated Note. The notes are initially convertible by the holders into common stock of PVI at $.75 per share. In the event that PVI sells any security (equity, debt or otherwise) in a qualifying transaction (a "New Financing"), the holders of the notes would have the right to convert the notes to PVI common stock at $.75 per share or into the security being issued by PVI in the New Financing, on the same terms as such security is being sold in the New Financing. Following the first New Financing, the common stock conversion price of $.75 per share is increased to $2.50 per share. In addition, the holders will have the right to convert the notes into any security issued in any New Financing that occurs while the notes are outstanding, subject to all of the terms of such New Financing. The holders of the notes are prohibited from converting the notes under any circumstances at a price below $.38 per share, the closing price of PVI's common stock on February 14, 2003. To secure payment of its obligations under the notes, PVI has granted Presencia a security interest in all of its assets. As a result of this transaction, PVI Holding and Presencia share the security interest in PVI's assets on a pari passu basis. Refer to note 17 "Subsequent events" for details of amendments to this agreement.

6.  SCIDEL ACQUISITION

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

Shares of PVI stock                                                    1,288,000
PVI average stock price three days before
  and after the acquisition was agreed to                           $       1.99
Value of PVI stock issued for the acquisition                       $  2,560,176
Fair value of warrants issued as
  part of the acquisition (670,500)                                      775,557
Acquisition costs                                                        349,231
                                                                    ------------
                       Total purchase price                         $  3,684,964
                                                                    ============

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

The final allocation of the purchase price to the acquired assets and assumed liabilities of SciDel based on a fair value appraisal of the assets and liabilities and acquisition costs is as follows:

Net book value of purchased SciDel assets & liabilities             $    146,088
Fair value adjustments:
   Patents - 10 year life                                                760,000
   Software Technology - 10 year life                                  1,130,000
   Customer Relationships - 4 year life                                  250,000
   Goodwill - indefinite life                                          1,398,876
                                                                    ------------
Total purchase price                                                $  3,684,964
                                                                    ============

In the fourth quarter of 2002, as part of our annual SFAS Nos. 142 and 144 analyses, a write-down of goodwill and the identifiable intangible assets was recorded.

The purchase of SciDel has been recorded with an effective date of March 26, 2002, and thus is included in operations from then forward.

For the three-months ended March 31, 2003, amortization expense of the intangible assets identified as part of the SciDel acquisition was $38,685.

The following is a pro forma summary of the unaudited results of operations as if the SciDel acquisition had been completed on January 1, 2002:

                                                                   For the three
                                                                    months ended
                                                                   March 31, 2002
                                                                   --------------
Revenues                                                            $  1,528,363
Net Loss                                                              (5,503,961)
Net Loss Applicable to Common Stock                                   (5,505,691)
Basic and diluted net loss per share
   applicable to common stock                                       $      (0.30)
Weighted average number of shares
   of common stock outstanding                                        18,419,467

7.  SEVERANCE AND OTHER CHARGES

In February 2002, we recorded $245,500 of additional severance expense as a result of the continued streamlining of our operations in both the United States and Belgium. During the three months ended March 31, 2002, a total of five and nine positions were eliminated in our European and domestic offices, respectively, representing approximately 63% and 13% of the total workforce in the respective regions.

The following table displays the activity and balances of the restructuring reserve account from January 1, 2002 to March 31, 2002:

                                            Type of Cost
                             -----------------------------------------
                               Employee      Facility
                             Separations     Closings         Total
                             -----------------------------------------
Balance at January 1, 2002   $   980,983    $    78,979    $ 1,059,962
Additions                        245,500              -        245,500
Deductions                      (186,511)       (24,524)      (211,035)
                             -----------------------------------------
Balance at March 31, 2002    $ 1,039,972    $    54,455    $ 1,094,427
                             =========================================

In the three months ended March 31, 2003, we recorded $39,868 of severance and facility shutdown expenses as a result of the continued streamlining of our operations in both the United States and Israel. During the three months ended March 31, 2003, one position was eliminated in our domestic office resulting in a charge of $6,438. In addition, we recorded $33,430 to severance and other charges for the buyout of future lease payments due on our Israeli office. As a result of the reduction in staff in our Israel subsidiary in December 2002, the space was vacated in January 2003.

The following table displays the activity and balances of the restructuring reserve account from January 1, 2003 to March 31, 2003:

                                            Type of Cost
                             -----------------------------------------
                               Employee      Facility
                             Separations     Closings         Total
                             -----------------------------------------
Balance at January 1, 2003   $   395,596    $    39,661    $   435,257
Additions                          6,438         33,430         39,868
Deductions                      (117,079)       (42,508)      (159,587)
                             -----------------------------------------
Balance at March 31, 2003    $   284,955    $    30,583    $   315,538
                             =========================================

The balance as of March 31, 2003 is expected to be paid out during the fiscal year ending December 31, 2003.

8.  NOTES PAYABLE

In 2001, Publicidad obtained a short-term loan, denominated in Mexican pesos, from a Mexican bank which was payable in May 2002. The note, which is guaranteed by Presencia, bore an interest rate of 10.9%. Proceeds from the loan were used to fund the installment payments due to Televisa and TV Azteca. On June 13, 2002, Publicidad signed a promissory note to restructure the loan whereby Publicidad will pay 1,000,000 Mexican pesos (approximately $100,000) per month for ten months, starting October 7, 2002. The note is guaranteed by Presencia (see note 15) and matures on July 7, 2003. Monthly interest is payable at the end of each period at a variable rate based on the interbank rate in Mexico plus three points (12.15% at March 31, 2003). The balance of the notes payable at March 31, 2003 and December 31, 2002 was $375,588 and $671,300, respectively.

9.  PAYABLE TO PRESENCIA

As a result of the merger with Publicidad, Publicidad entered into a consulting services agreement with Presencia (see note 15) through December 31, 2004. Pursuant to the agreement, Presencia will render consulting services to Publicidad and receive compensation in the form of a contingent service fee and a commission override fee. The consulting services include guidance, advice and assistance in the development of Publicidad's existing and prospective customers and the development and maintenance of relationships with third parties to accomplish Publicidad's business objectives. In addition, under the terms of a letter agreement in consideration of the Reorganization Agreement and the transactions contemplated, Publicidad was obligated to pay Presencia 2,000,000 Mexican Pesos plus 15% VAT (approximately $255,000). The balance payable to Presencia under these agreements was $218,451 and $333,789, on March 31, 2003 and December 31, 2002, respectively.

10. GUARANTEE OF PERFORMANCE BOND

In March 2003, Publicidad executed a performance bond, which guarantees advertisers who prepay Publicidad that, if the advertiser fails to receive virtual advertising services in the full amount of the advertiser's prepayment, the unused balance will be refunded. As a condition of the performance bond, Publicidad remitted approximately $657,279 as a security deposit to the bond company, which is included in other current assets. As of March 31, 2003, the unused balance protected by the performance bond was $1,013,430, which is included as a portion of the advertising and production advances on the balance sheet.

11. COMPREHENSIVE INCOME

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", requires disclosure of total comprehensive income. Comprehensive losses for the three months ended March 31, 2003 and 2002 was as follows:

                                            For the three months ended March 31,
                                                    2003           2002
                                                    ----           ----
Net loss                                        $ (3,999,576)  $ (5,012,081)
Foreign currency translation adjustments             (43,711)           932
                                                ---------------------------
Comprehensive loss                              $ (4,043,287)  $ (5,011,149)
                                                ===========================

12. STOCKHOLDERS' EQUITY

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

In connection with the asset purchase agreement entered into with SciDel Technologies, Ltd. as described in note 6, on March 26, 2002 we issued to SciDel Technologies, Ltd. an aggregate of 1,288,000 shares of our common stock and a five year warrant to purchase 670,500 shares of our common stock in exchange for certain assets. The warrant issued to SciDel is exercisable over a five year period at a price of $9.00 per share.

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

On February 2, 2001, our Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than five dollars ($5.00) the opportunity to reprice such options to $4.375. A total of 1,406,998 options held by employees and members of the Board of Directors were repriced. In accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25", the repriced options are subject to variable accounting. For the three months ending March 31, 2003 and 2002, there were no adjustments to earnings because the closing price of our common stock was less than the exercise price of $4.375.

In December 2001, the Compensation Committee of the Board of Directors authorized the issuance of a ten-year option to purchase up to 30,000 shares of common stock to Emilio Romano (see note 15), then a member of our Board of Directors, for services provided under a consulting agreement, which expired on May 15, 2002. Under the terms of the agreement, Mr. Romano earned an option to purchase 5,000 shares of common stock for each full month of service. Each option grant was issued on the tenth day of the month following the month of service, was fully exercisable on the date of grant, and at an exercise price equal to the fair market value of our common stock on the date of grant. In accordance with this agreement, Mr. Romano received an option to purchase 5,000 shares of common stock on each of January 10, February 10, and March 10, 2002 at an exercise price of $2.22, $1.51, $1.77, respectively. Using the Black-Scholes valuation method, a charge of $17,619 was recorded for the three months ended March 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the issuance of an option to purchase up to 120,000 shares of common stock to a third party consultant. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service, a per share exercise price of $2.44 and a term of eight years. Using the Black Scholes valuation method, a charge of $30,168 was recorded for the three months ended March 31, 2003 and 2002.

In January 2002, the Compensation Committee of the Board of Directors authorized the extension of the exercise period for an option grant previously issued to a former employee of PVI. This option grant, issued for consulting services, was valued using the Black-Scholes valuation method and a charge of $9,509 was recorded for the three months ended March 31, 2002. The options expired unexercised in April 2002.

In January 2002, our management authorized the issuance of an option to purchase up to 30,000 shares of common stock to a third party consultant at the rate of 5,000 shares per full month of service. Under the terms of an agreement with the consultant, the options will vest at the rate of 5,000 shares per full month of service and have a term of three years. Using the Black-Scholes valuation method, a charge of $22,677 was recorded for the three months ended March 31, 2002.

In January 2002, the Compensation Committee of the Board of Directors approved the creation of a discretionary option pool of 100,000 options, pursuant to the 1993 Amended Stock Option Plan, to be awarded during calendar year 2002, on a discretionary basis, to individuals who are employees or consultants of PVI at the time of grant, in recognition of extraordinary performance or in connection with the execution of an initial or amended employment or consulting agreement. In October 2002, the Compensation Committee approved that an additional 100,000 option shares be added to the discretionary option pool and authorized the use of such pool be extended until December 31, 2003. As of March 31, 2003 and 2002, options to purchase a total of 72,990 and 32,500 shares of common stock had been granted from this pool, respectively. No compensation expense was recorded in connection with options granted to employees out of this option pool, as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

In March 2002, the Board of Directors authorized the grant to each of our co-Chief Executive officers ("co-CEO") of an option to purchase 10,000 shares of common stock, up to a maximum of 60,000 shares (later increased to 180,000 shares) each, for each calendar month of service as co-CEO (subject to pro-ration for any shorter period). Each option will be fully vested on the date of grant, have a term of ten years and an exercise price equal to the fair market value of the common stock on the date of grant. Effective October 30, 2002, the agreements between PVI and each of David Sitt and Roberto Sonabend regarding their service as interim co-Chief Executive Officers of PVI were amended to provide that the options to purchase shares of PVI common stock which were to be granted to each of them at the rate of 10,000 shares for each calendar month in which he serves as interim co-Chief Executive Officer through May 8, 2003, (subject to pro-ration for any shorter period) were granted as of October 30, 2002, subject to vesting at the rate of 10,000 shares for each calendar month (subject to pro-ration for any shorter period) in which he serves as interim co-Chief Executive Officer through May 8, 2003. As of March 31, 2003, each co-CEO had received options to purchase 180,000 shares of common stock. No compensation expense was recorded in connection with these transactions as the exercise price of the options was equal to the fair market value of our common stock on the date of each grant.

In February 2003, the Board of Directors approved the grant of 275,000 options to each of David Sitt and Roberto Sonabend in consideration of service as Corporate Vice Presidents of Publicidad. Of these options 75,000 vested immediately and the remainder vests in equal monthly installments over 24 months. The term of the options is ten years from date of grant and the exercise price is $.50 per share. At the same time the Board of Directors approved the grant of 55,000 options to each of David Sitt and Roberto Sonabend in consideration of salary reductions in August, September and October, 2002. Such options vested immediately and have a term of ten years from date of grant and an exercise price of $1.00 per share.

13. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate on a worldwide basis in only one industry segment, real-time video imaging. This segment is broken out into geographical regions including the United States, Latin America, Europe and Israel.

Geographic information is as follows:

                              United         Latin
                              States        America           PVI           PVI                      Consolidated
                               PVI        Publicidad        Europe         Israel      Eliminations      Total
-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31, 2003

Revenue from external
customers                  $   342,765    $ 1,517,114    $         -    $   105,800    $         -    $ 1,965,679
Inter-company revenues         203,845              -              -         17,411       (221,256)             -
Operating (loss)            (2,164,557)      (424,579)             -        (79,415)             -     (2,668,551)
-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31, 2002

Revenue from external
customers                  $   346,380    $ 1,028,731    $    47,152    $     8,100    $         -    $ 1,430,363
Inter-company revenues         380,244              -              -              -       (380,244)             -
Operating (loss)            (3,260,265)    (1,109,635)      (586,296)        (2,472)        65,622     (4,893,046)
-----------------------------------------------------------------------------------------------------------------

14. COMMITMENTS AND CONTINGENCIES

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

During the term of the exclusive license for television advertising and television sports applications, we are obligated to pay Sarnoff royalties based upon a percentage of our gross revenues. During the first several years of the agreement, all royalties were accrued as earned. Payments for all accrued royalties through December 31, 1998 became due in January 1999 and were paid in full by December 1999. Commencing in January 1999, minimum quarterly royalties of $100,000 became due in order to maintain the license. For the calendar years 1999 and 2000 and the first quarter of

2001, we had the option of paying these minimum royalties in cash or with PVI stock at its last issue price and, accordingly, elected to issue stock for all royalties due for the years ended December 31, 1999 and 2000 and the quarter ended March 31, 2001. Royalties earned subsequent to March 31, 2001 are required to be paid in cash. Accordingly, we recorded total royalty expense in the amount of $100,000 for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had a payable balance of $800,000 to Sarnoff.

On September 20, 2002, we notified Sarnoff that we are no longer using the technology and patents licensed to us by Sarnoff effective June 30, 2002.

THESEUS AGREEMENT

In December 1995, we entered into a license agreement with Theseus Research, Inc. ("Theseus") whereby we were granted a non-exclusive worldwide license, without the right of sublicense, to use Theseus technology in our system. A prepayment was made at the time the agreement was executed and royalties earned are offset against this prepayment. As of March 31, 2003, the royalties earned were greater than the initial prepayment, and as such, we have recorded an accrual of $5,331 for the difference. During the term of the license, we will pay royalties of between .05% and .20% of net sales on a quarterly basis. The agreement terminates with the expiration of the last of the patents included in the licensed technology.

PVI ISRAEL ROYALTY

Under Israeli law, PVI Israel is committed to pay royalties to the government of Israel at the rate of 4-6% on the proceeds from the sale of products whose research and development has been supported by the government in the form of grants. The royalty commitment is limited in the aggregate to the amount of the grants we have received, plus interest. As of March 31, 2003 and December 31, 2002, we had an accrued royalty balance of $21,866 and $16,257 for this commitment, respectively.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors, Eduardo Sitt, is also a principal shareholder and the President of the Board of Directors of Presencia, which has made several equity investments in PVI and is our former joint venture partner. In addition, we have entered into a Reorganization Agreement with Presencia and others pursuant to which we acquired Publicidad, our wholly owned subsidiary. Mr. Eduardo Sitt is also the President of the Board of Publicidad, our Mexican subsidiary. In September 2001, Publicidad entered into a consulting services agreement with Presencia, the term of which will extend through December 31, 2004. Pursuant to the consultant services agreement, Presencia will provide consulting services to Publicidad and is to receive compensation in the form of a contingent service fee and a commission override fee. Such fees are based upon a percentage of Publicidad's operating margins, as defined in the agreement. The consultant services agreement will renew automatically for one-year periods after the expiration of the initial term; however, the only fee payable after the expiration of the initial term is the commission override fee. For the three months ended March 31, 2003 and 2002, we have accrued $46,551 and $96,570, respectively, in contingent service fees and commission override fees payable to Presencia pursuant to this agreement. The balance payable to Presencia under these agreements was $218,451 and $333,789, on March 31, 2003 and December 31, 2002, respectively.

On November 8, 2001, David Sitt and Roberto Sonabend were appointed interim Co-Chief Executive Officers of PVI for an initial period of six months. On July 17, 2002, David Sitt and Roberto Sonabend were authorized to continue to serve as interim co-CEO's of PVI for an additional twelve months, up to and including May 8, 2003. Also effective September 2001, David Sitt and Roberto Sonabend were hired to serve as Corporate Vice Presidents of Publicidad. In February 2003, PVI entered into employment agreements with each of David Sitt and Roberto Sonabend. For their services as Corporate Vice Presidents of Publicidad, each of Messrs. Sitt and Sonabend will be paid an annual salary of $200,000. The employment agreements provide that Messrs. Sitt and Sonabend are employees at will and are entitled to six months severance under certain specified circumstances. David Sitt and Roberto Sonabend are also stockholders of Presencia.

On September 20, 2001, Emilio Romano, a Presencia shareholder, was appointed to the Board of Directors of PVI as a designee of Presencia. On November 15, 2001, we entered into a consulting agreement whereby Mr. Romano would provide consulting services with respect to our strategic planning and potential business development opportunities. In exchange for these services, Mr. Romano was paid a fee of $10,000 and a ten-year option to purchase 5,000 shares of common stock for each month of service provided. Each option grant is fully vested upon issuance and is priced at the closing market price on the date of grant. The value of the options issued to Mr. Romano was calculated using the Black-Scholes method and a compensation charge of $17,619 was recorded for the three months ended March 31, 2002. The consulting agreement expired May 15, 2002. Mr. Romano resigned from the Board of Directors effective April 11, 2003.

In July 2002, PVI engaged Broadband Capital Management LLC ("Broadband Capital") to serve as its non-exclusive financial advisor. Acorn Technology Fund, L.P. ("Acorn") is a member of Broadband Capital Holdings LLC (an affiliate of Broadband Capital), holding approximately 3% of the outstanding membership interests. One of our former directors, John Torkelsen, is the Manager of Acorn Technology Partners, LLC, Acorn's General Partner. We paid Broadband $50,000 as a retainer. Additional compensation will be based on Broadband's success in securing financing for PVI. Mr. Torkelsen resigned from the Board on January 15, 2003.

Publicidad's personnel are provided by Consultares Asociados Dasi, S.C. ("DASI"), a Mexican service company, of which David Sitt, one of our interim co-CEO's, is a principal stockholder. Publicidad reimburses DASI the amount that DASI pays in salaries, taxes, and other costs associated with the employment of the individuals providing services to Publicidad.

16. LEGAL PROCEEDINGS

On April 25, 2003, an action was commenced in the Civil Court of the City of New York, County of New York, by Southern Progress Corporation, our landlord for our New York City office, located at 100 Park Avenue, for unpaid rent, late charges and utilities in the aggregate amount of $80,661 (plus legal costs) and a warrant of eviction. PVI plans to respond to this action in a timely manner. PVI has recorded a liability for the rent owed as of March 31, 2003.

On January 30, 2003, PVI filed a bankruptcy request in respect of its subsidiary, PVI Europe NV, a Belgian corporation, with the Commercial Court in Brussels. On February 5, 2003, PVI Europe NV was declared bankrupt by the Commercial Court of Brussels.

17. SUBSEQUENT EVENTS

On April 7, 2003, PVI sold a $650,000 secured convertible promissory note to Presencia. This note has terms identical to those notes described in note 5. On the same date, in connection with the sale of this note and pursuant to the 2003 Note Purchase Agreement, PVI (a) issued to Presencia warrants to purchase 34,932 shares of common stock at an exercise price of $6.22 per share, (b) amended previously outstanding warrants to purchase 1,536,825 shares of PVI common stock held by Presencia to reduce the exercise price by 22.22% of the original exercise price and extend the expiration date by four years and (c) issued to PVI Holding warrants to purchase 106,329 shares of common stock at an exercise price of $6.53 per share and 2,658 shares of common stock at an exercise price of $9.43 per share. In addition, pursuant to the 2003 Note Purchase Agreement, the Stock and Warrant Purchase Agreement, dated as of February 4, 2001, by and between PVI and PVI Holding, as amended by letter agreement, dated as of July 23, 2001, was further amended to reflect PVI Holding's waiver of certain of its governance rights.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the Company's anticipated filing for Chapter 11 bankruptcy protection. On May 19, 2003, PVI's Board of Directors authorized PVI's Mexican subsidiary, Publicidad Virtual, SA de CV ("PV") to enter into an agreement with Presencia en Medios, SA de CV ("Presencia") pursuant to which Presencia will make a loan of approximately $200,000 to PV. The loan will be secured by a pledge of approximately $200,000 of PV's accounts receivable, will bear simple interest at the rate of 10% per annum and will have a term of sixty (60) days. The loan is intended to fund operating expenses of PV and PVI pending the anticipated Chapter 11 bankruptcy filing.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in our December 31, 2002 Annual Report on Form 10-K, as amended, which was filed with the Securities and Exchange Commission.

OVERVIEW

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the Live Video Insertion System ("L-VIS(R) System"), an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We have incurred substantial operating losses since our inception and as of March 31, 2003 and December 31, 2002 we had an accumulated deficit of approximately $94,603,000 and $90,603,000, respectively. This deficit is largely the result of product development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(R) System") and iPoint(TM), an advanced application of PVI's patented technology that would support state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS(R) System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs. We expect to incur additional losses in the next fiscal year as we strive to evolve into a sports and entertainment focused global, media services company. We will continue our business strategy of developing new products and increasing our penetration in both the domestic and international markets in the field of real-time virtual image insertion.

We have derived revenue from ads sold by rights holders that use the L-VIS System, from strategic licensing of the L-VIS System to third parties, and from fees paid for the services provided by the L-VIS System which support the electronic insertion of visual aids in live sports and entertainment programming. We have incurred significant operating losses and negative cash flows in each year since we commenced operations.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, there has been substantial doubt concerning our ability to continue as a going concern. The Company has reduced expenses to the maximum extent possible, including the furloughing of thirty-two employees but has not been able to secure additional financing. As a result, the Company expects to file for Chapter 11 bankruptcy protection in the next several days. PVI is negotiating with a newly formed entity owned by Presencia en Medios, SA de CV and Cablevision Systems Corporation to purchase substantially all of the assets of PVI and to provide debtor-in-possession financing for approximately 90 days. The asset sale would be subject to bankruptcy court approval and a competitive bidding procedure in accordance with bankruptcy law. The filing and the agreement are subject to the successful negotiation of definitive agreements and the approval of PVI's board of directors.

If the bankruptcy filing is completed, certain adjustments would be made to the consolidated financial statements in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganizations Under the Bankruptcy Code".

PVI expects that if the asset sale is consummated PVI would be liquidated pursuant to a plan of liquidation which would be subject to the approval of the bankruptcy court. In the event of a liquidation, any recovery for shareholders of PVI would be highly unlikely and would depend on the outcome of the competitive bidding procedure.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED MARCH 31, 2003 TO THE QUARTER ENDED MARCH 31, 2002 (UNAUDITED)

REVENUES. Revenues are earned from both advertisers' use of our services and under the terms of contractual arrangements for visual program enhancements, as well as by license and royalty fees earned from use of our services outside the United States. Total revenues for the three months ended March 31, 2003 increased 37% to $1,965,679 from $1,430,363 for the three months ended March 31, 2002. Total advertising and production revenue increased 42% to $1,814,118 for the three months ended March 31, 2003 from $1,280,698 for the three months ended March 31, 2002. The increase in advertising and production revenues of $619,000 is due to increased revenues from our international subsidiaries, and activity in domestic college football. These increases are primarily due to an increase in volume for the NFLI international feed of Superbowl XXXVII in Mexico, and the introduction of virtual insertions for the ABC College Bowl Series on New Year's Day. These increases in advertising and production revenue were partially offset by reductions of approximately $86,000, primarily due to the non-renewal of the contracts from CBS Early show and Grammy Awards. Total royalties and license fees increased 1% to $151,561 from $149,665 for the three months ended March 31, 2003 and 2001, respectively. The increase is due to the increased volume for the international feed of NFL activity with our Canadian Licensee, offset by the termination of the agreement with our Korean Licensee.

COST OF SERVICES SOLD. Costs of services sold expenses include airtime expenses and the costs associated with the material production, operational support of our systems for both domestic and international use, including training costs for operators, maintenance of our mobile production units, and support of our systems in the field. Total cost of services sold expenses for the three months ended March 31, 2003 decreased 1% to $1,588,475 from $1,600,380 for the three months ended March 31, 2002. The decrease is a result of the reduction of staff in operations and vehicle expenses due to the introduction of the studio vision based system resulting in a production cost savings of approximately $206,000. This was offset by an increase of $187,000 in airtime purchased for virtual advertising in both sports and entertainment programming.

GENERAL AND ADMINISTRATIVE. Total general and administrative expenses decreased 38% to $1,142,591 for the three months ended March 31, 2003 from $1,857,716 for the three months ended March 31, 2002. The decreases were due to a reduction in the administrative staff that resulted in a decrease in salaries of $251,000, the closure of the European office that resulted in savings of $157,000 in administrative expenses. Another contributing factor was reductions in other general expenses in the Mexico subsidiary of $72,000 and reductions in Legal, Consultant, and other Administrative Fees of $235,000 related to our continued cost reduction efforts.

SALES AND MARKETING. Sales and marketing expenses include salaries and travel expenses of sales and marketing personnel, sales commissions, public relations, trade shows, promotion, support personnel and allocated operating costs. Total sales and marketing expenses for the three months ended March 31, 2003 decreased 20% to $764,846 from $958,802 for the three months ended March 31, 2002. The decreases were a result of the closure of European office that resulted in savings of $105,000 in marketing expenses along with reduced trade show activities, and the use of outside consultants, which resulted in a savings of $89,000.

PRODUCT DEVELOPMENT. Product development expenses include the costs associated with all personnel, materials and contract personnel engaged in product development activities to increase the capabilities of our hardware platforms, including platforms for overseas use, and to create improved software programs for individual sports and program enhancement services as well as for the Internet and interactive television. Total product development costs decreased 32% to $666,849 for the three months ended March 31, 2003 from $984,681 for the three months ended March 31, 2002. The decreases were due to a reduction in the engineering staff that resulted in a decrease in salaries and outside services of $394,000. This is offset by the inclusion of approximately $76,000 for PVI Israel research costs.

DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expenses decreased by 36% to $431,601 for the three months ended March 31, 2003 from $676,300 for the three months ended March 31, 2002 as a result of a decreased depreciation related to assets that are fully depreciated.

SEVERANCE AND OTHER CHARGES. Total severance and other charges were $39,868 for the quarter ended March 31, 2003 as compared to $245,500 for the quarter ended March 31, 2002. The decrease is a result of the absence of the severance costs of $245,000 associated with the closure of the European office that was incurred in the year ago period. This was partly offset by a $33,000 charge associated with the restructuring of the Israeli office and a $6,000 severance charge in the parent company. Refer to note 7 for more details.

OTHER INCOME (EXPENSE), NET. Total other income (expense), net was $37,186 for the three months ended March 31, 2003 as compared to $6,455 for the three months ended March 31, 2002. The increase was primarily the result of the inclusion of PVI Europe's foreign exchange losses of $59,000 on their US dollar denominated intercompany payables to the parent company in the three months ended March 31, 2002 with no corresponding loss in the three months ended March 31, 2003. This increase was partially offset by $18,000 of franchise and other taxes incurred in the three months ended March 31, 2003. Also offsetting the increase was a reduction in Publicidad's foreign exchange gains of $15,000 on their US dollar denominated intercompany payables to the parent company.

INTEREST EXPENSE. Total interest expense was $1,356,634 for the three months ended March 31, 2003 as compared to $35,164 of interest income for the three months ended March 31, 2002. This increase is primarily due to $1,340,000 of interest expense related to the Cablevision and Presencia transactions dated June 25, 2002 (see notes 4 and 5), of which, $1,193,000 is non-cash, and the balance of which will either be paid in cash or PVI stock.

INTEREST INCOME. Total interest income was $8,808 for the three months ended March 31, 2003 as compared to $31,023 of interest income for the three months ended March 31, 2002. This decrease is a result of lower cash balances available for investment.

LOSS FROM EQUITY INVESTMENT. Loss from equity investment decreased by 100% to $0 for the three months ended March 31, 2003 from $74,883 for the three months ended March 31, 2002 as a result of recording our share of the total net losses from our investment in the Revolution Company, LLC, which began operations in January 2001. In December 2002, the Board concluded that the carrying amount of the investment is not recoverable based on its undiscounted cash flows from Revolution Company, LLC, and as such, the remaining investment balance of $578,598 was written off.

NET LOSS. As a result of the foregoing factors, our net loss decreased 20% to $3,999,576 for the three months ended March 31, 2003 from $5,012,081 for the three months ended March 31, 2002.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting. As of March 31, 2003 and 2002, no charge was necessary as the closing price of our common stock on those dates were less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.

SEGMENT REPORTING. We operate on a worldwide basis in only one industry segment, real-time video imaging which is broken out into geographical regions including the United States, Latin America, Canada, Europe and all other regions. For the period ended March 31, 2003, total revenues increased $535,316 to $1,965,679 from $1,430,363 in the same period in 2002. This increase was due to Latin America's increase of approximately $488,000 in revenue primarily as a result of political elections and the increase of advertising space in broadcasts of soccer matches in Mexico. In 2003, we recognized approximately $98,000 of additional revenue in Israel as a result of consolidating their results for a full three months. Offsetting these increases was the elimination of approximately $47,000 in PVI Europe revenue as a result of the office closing in Belgium.

Operating Loss decreased $2,224,495 to $2,668,551 for the three months ended March 31, 2003 from $4,893,046 for the three months ended March 31, 2002. Operating losses in the United States declined by approximately $1.1 million as a result of the continued effort to reduce overhead expenses and the introduction of the studio vision based system. Also contributing to the improvement in operating loss is the increase in Latin America's gross margins of approximately $296,000 and the elimination of PVI Europe's operating loss of approximately $586,000 as a result of the office closing in Belgium.

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

As of March 31, 2003, we had cash and cash equivalents of $644,399, a decrease of $293,022 from the balance at December 31, 2002. Net cash used in operating activities decreased to $1,766,358 for the three months ended March 31, 2003 from $4,562,378 for the three months ended March 31, 2002. The decrease was due to a reduction in net losses of approximately $1.0 million and a $1.2 million non-cash interest expense charge in the three months ended March 31, 2003 with no corresponding transaction in the three months ended March 31, 2002. Also contributing to the decrease in cash used was an increase in our accounts payable and accrued expenses balance of approximately $2.4 million primarily as a result of reduced payments to television rightsholders for virtual advertising rights as well as an increase in advertising and production advances of approximately $276,000 from our customers. These were partially offset by the increase in prepaid television airtime of approximately $1.1 million, as well as an increase in other current assets of approximately $750,000, which was primarily due to a deposit on a performance guarantee required by one of Publicidad's customers.

Net cash used in investing activities decreased to $48,065 for the three months ended March 31, 2003 from $143,633 for the three months ended March 31, 2002 as a result of the reduction of approximately $37,000 due to the absence of acquisition costs, which occurred in the prior year, and an approximately $20,000 reduction in purchases of property, plant and equipment.

Net proceeds from financing activities increased to $1,562,444 for the three months ended March 31, 2003 from $5,705 for the three months ended March 31, 2002. The increase was primarily a result of net receipts of approximately $1.9 million from Presencia in consideration for the issuance of a secured convertible note, which was recorded during the three months ended March 31, 2003. This was offset slightly by a repayment of approximately $276,000 of Publicidad's note payable in the same period.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the Company's anticipated filing for Chapter 11 bankruptcy protection.

FINANCIAL CONDITION

Total assets decreased $1.4 million, or 10%, to $12.7 million at March 31, 2003 from $14.1 million at December 31, 2002. This decrease was primarily due to the amortization of prepaid Cablevision discounts of approximately $1.0 million as well as a decrease of approximately $797,000 in trade receivables. These decreases were partially offset by an increase of approximately $686,000 in other current assets, primarily due to a deposit on a performance guarantee required by one of Publicidad's customers.

Total liabilities increased $2.6 million, or 15% to $19.8 million at March 31, 2003 from $17.2 million at December 31, 2002 resulting primarily from the issuance of $2.0 million of convertible debt to Presencia (see note 5). Also contributing to the increase in total liabilities was a $1.3 million increase in advertising and production advances. These increases were partly offset by a reduction in the balance of accounts payable to vendors and television networks of approximately $347,000 and reductions to notes payable and Presencia payable of approximately $411,000.

Total stockholders' equity decreased $4.0 million, or 124% to ($7.2) million at March 31, 2003 from ($3.2) million at December 31, 2002 primarily as a result of net losses from continuing operations.

The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. Reference should be made to our audited financial statements for the year ended December 31, 2002 including the footnotes thereto, included in our Annual Report on Form 10-K for the same period. In the opinion of our management, the financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented.

We are subject to a number of risks common to companies in similar states of operations including, but not limited to, the lack of assurance of the marketability of our product, intense competition, including entry of new competitors and products into the market, the risk of technological obsolescence, the successful integration of acquired businesses and the need to raise additional funds to support our business operations. Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $4.0 million and $21.2 million for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

The factors noted in the above paragraph raise substantial doubt concerning our ability to continue as a going concern. As was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

The Company has reduced expenses to the maximum extent possible, including the furloughing of thirty-two employees but has not been able to secure additional financing. As a result, the Company expects to file for Chapter 11 bankruptcy protection in the next several days. PVI is negotiating with a newly formed entity owned by Presencia en Medios, SA de CV and Cablevision Systems Corporation to purchase substantially all of the assets of PVI and to provide debtor-in-possession financing for approximately 90 days. The asset sale would be subject to bankruptcy court approval and a competitive bidding procedure in accordance with bankruptcy law. The filing and the agreement are subject to the successful negotiation of definitive agreements and the approval of PVI's board of directors.

If the bankruptcy filing is completed, certain adjustments would be made to the consolidated financial statements in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganizations Under the Bankruptcy Code".

PVI expects that if the asset sale is consummated PVI would be liquidated pursuant to a plan of liquidation which would be subject to the approval of the bankruptcy court. In the event of a liquidation, any recovery for shareholders of PVI would be highly unlikely and would depend on the outcome of the competitive bidding procedure.

If the company were to continue operations, it would still have outstanding three secured convertible promissory notes, which were outstanding as of March 31, 2003, in the aggregate principal amount of $7,000,000 (the "Secured Notes"), which were issued or amended pursuant to the Note Purchase and Security Agreement with Presencia en Medios, SA de CV ("Presencia") and PVI Holding LLC, a subsidiary of Cablevision Systems Corporation ("Cablevision") dated as of February 18, 2003 and as amended on March 20, 2003. The Secured Notes mature on July 31, 2003 and are secured by a security interest in all of our assets in favor of Presencia and Cablevision. Presencia and Cablevision have the right to extend the maturity of the Secured Notes for up to two years. In the event that either Presencia or Cablevision choose not to extend the maturity date of the Secured Notes held by them and we are not able to obtain additional funding, we will not be able to repay the debt under the Secured Notes. This could result in a default and the exercise of their rights as secured creditors by either Presencia or Cablevision. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of December 31, 2002, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $54,530,000, which expire in the years 2006 through 2022. The timing and manner in which the U.S. net operating loss carryforwards may be utilized in any year by us, will be limited by Internal Revenue Code Section 382. As of December 31, 2002, we had foreign net operating loss carryforwards of approximately $4,843,000, which primarily expire in the years 2006 through 2011.

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

SUBSEQUENT EVENTS

On April 7, 2003, PVI sold a $650,000 secured convertible promissory note to Presencia. This note has identical terms as the notes described in note 5. On the same date, in connection with the sale of this note and pursuant to the 2003 Note Purchase Agreement, PVI (a) issued to Presencia warrants to purchase 34,932 shares of common stock at an exercise price of $6.22 per share and (b) amended previously outstanding warrants to purchase 1,536,825 shares of PVI common stock held by Presencia to reduce the exercise price by 22.22% of the original exercise price and extend the expiration date by four years. In addition, pursuant to the 2003 Note Purchase Agreement, the Stock and Warrant Purchase Agreement, dated as of February 4, 2001, by and between PVI and PVI Holding, as amended by letter agreement, dated as of July 23, 2001, was further amended to reflect PVI Holding's waiver of certain of its governance rights.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of the Company's anticipated filing for Chapter 11 bankruptcy protection. On May 19, 2003, PVI's Board of Directors authorized PVI's Mexican subsidiary, Publicidad Virtual, SA de CV ("PV") to enter into an agreement with Presencia en Medios, SA de CV ("Presencia") pursuant to which Presencia will make a loan of approximately $200,000 to PV. The loan will be secured by a pledge of approximately $200,000 of PV's accounts receivable, will bear simple interest at the rate of 10% per annum and will have a term of sixty (60) days. The loan is intended to fund operating expenses of PV and PVI pending the anticipated Chapter 11 bankruptcy filing.

EFFECT OF INFLATION

Domestic inflation has not had a significant impact on our sales or operating results. However, inflation may have an impact upon business in a number of international markets.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward-looking statements that would be relevant if the Company were to continue in operation. As described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," the Company anticipates filing for Chapter 11 bankruptcy protection. However, if the Company were to continue operations, any forward-looking statements such as statements discussing future expectations and projections of results of operations or financial conditions would be subject to risks that could cause actual results to differ from any projections contained in the forward-looking statements. These risks include:

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

Item 3      Quantitative and Qualitative Disclosures About Market Risk

We do not have material exposure to market risk from market risk sensitive instruments. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We work to ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at March 31, 2003 or March 31, 2002. Declines in interest rates over time will, however, reduce our interest income. Other than intercompany transactions between our domestic and foreign entities, we generally do not have significant transactions denominated in a currency other than the functional currency applicable to each entity.

Item 4      Controls and Procedures

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

PART II OTHER INFORMATION

        Item 1. Legal Proceedings.

         On April 25, 2003, an action was commenced in the Civil Court of the City of New York, County of New York, by Southern Progress Corporation, our landlord for our New York City office, located at 100 Park Avenue, for unpaid rent, late charges and utilities in the aggregate amount of $80,661 (plus legal costs) and a warrant of eviction. PVI plans to respond to this action in a timely manner.

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

10.1     Note Purchase and Security Agreement dated as of February 18, 2003, among Princeton Video Image, Inc., Presencia en Medios,
         S.A. de C.V., and PVI Holding LLC. (Incorporated by reference to Exhibit 10. 29 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.2     Amendment dated as of March 20, 2003, to Note Purchase and Security Agreement dated as of February 18, 2003, among
         Princeton Video Image, Inc., Presencia en Medios, S.A. de C.V., and PVI Holding LLC.

10.3     Second Amendment dated as of April 4, 2003, to Note Purchase and Security Agreement dated as of February 18, 2003, among
         Princeton Video Image, Inc., Presencia en Medios, S.A. de C.V., and PVI Holding LLC.

10.4     Convertible Promissory Note dated as of February 18, 2003, from Princeton Video Image, Inc. to Presencia en Medios, S.A. de
         C.V. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 2002, filed on April 1, 2003)

10.5     Convertible Promissory Note dated as of March 20, 2003, from Princeton Video Image, Inc. to Presencia en Medios, S.A. de
         C.V.

10.6     Convertible Promissory Note dated as of April 7, 2003, from Princeton Video Image, Inc. to Presencia en Medios, S.A. de
         C.V.

10.7     Amendment dated as of February 18, 2003 to Option Agreement dated as of June 25, 2002 between Princeton Video Image, Inc.
         and Cablevision Systems Corp. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.8     Amendment dated as of February 18, 2003, to Proprietary Information Escrow Agreement, dated as of June 25, 2002, among
         Princeton Video Image, Inc., Cablevision Systems Corp., and Kramer Levin Naftalis & Frankel LLP. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1,
         2003)

10.9+    Offer of Employment Letter Princeton Video Image, Inc. to David Sitt dated February 18, 2003. (Incorporated by reference to
         Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1,
         2003)

10.10+   Offer of Employment Letter from Princeton Video Image, Inc. to Roberto Sonabend dated February 18, 2003. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.11    Amended and Restated Convertible Promissory Note dated February 18, 2003, from Princeton Video Image, Inc. to PVI Holding
         LLC. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 2002, filed on April 1, 2003)

10.12    Amendment dated as of February 18, 2003 to the Reorganization Agreement dated as of December 28, 2000, among Princeton
         Video Image, Inc., Presencia en Medios, S.A., Eduardo Sitt, David Sitt, Roberto Sonabend, Presence en Media LLC, Virtual
         Advertisement LLC, PVI LA, LLC, and Princeton Video Image Latin America, LLC. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.13+   Letter Agreement, dated March 28, 2003, amending Employment Agreement between Princeton Video Image, Inc. and Brown F
         Williams.

10.14    Amendment dated as of April 4, 2003 to Stock and Warrant Purchase Agreement, dated as of February 4, 2001, by and between
         Princeton Video Image, Inc. and PVI Holding, LLC, as amended.

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-Q.

(b)      Reports on Form 8-K

On January 8, 2003, PVI filed a current report on Form 8-K, dated January 7, 2003, reporting that the listing of its common stock was transferred to The Nasdaq Small Cap Market.

On January 21, 2003, PVI filed a current report on Form 8-K, dated January 21, 2003, reporting the resignation of John Torkelsen from its Board of Directors.

On February 21, 2003, PVI filed a current report on Form 8-K, dated February 18, 2003, reporting the issuance of secured convertible debt pursuant to a Note Purchase and Security Agreement.

On March 12, 2003, PVI filed a current report on Form 8-K reporting the delisting of its common stock from The Nasdaq Stock Market.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Princeton Video Image, Inc.

         May 20, 2003                          By: /s/ David Sitt
                                                   -----------------------------
                                                   David Sitt
                                                   Co-Chief Executive Officer

         May 20, 2003                          By: /s/ Roberto Sonabend
                                                   -----------------------------
                                                   Roberto Sonabend
                                                   Co-Chief Executive Officer

         May 20, 2003                          By: /s/ James Green
                                                   -----------------------------
                                                   James Green
                                                   Chief Operating Officer
                                                   (principal financial officer)

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

Dated: May 20, 2003                              /s/ David Sitt
                                                 -----------------------------
                                                 David Sitt
                                                 Co-Chief Executive Officer

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

Dated: May 20, 2003                                /s/ Roberto Sonabend
                                                   -----------------------------
                                                   Roberto Sonabend
                                                   Co-Chief Executive Officer

   I, James Green, Chief Operating Officer Executive Officer and principal financial officer, certify that:

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

Dated: May 20, 2003                                /s/ James Green
                                                   -----------------------------
                                                   James Green
                                                   Chief Operating Officer
                                                   (principal financial officer)

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

10.1              Note Purchase and Security Agreement dated as of February 18,
                  2003, among Princeton Video Image, Inc., Presencia en Medios,
                  S.A. de C.V., and PVI Holding LLC. (Incorporated by reference to Exhibit 10. 29 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 2002, filed on April 1,
                  2003)

10.2              Amendment dated as of March 20, 2003, to Note Purchase and
                  Security Agreement dated as of February 18, 2003, among
                  Princeton Video Image, Inc., Presencia en Medios, S.A. de
                  C.V., and PVI Holding LLC.

10.3 Second Amendment dated as of April 4, 2003, to Note Purchase and Security Agreement dated as of February 18, 2003, among Princeton Video Image, Inc., Presencia en Medios, S.A. de
                  C.V., and PVI Holding LLC.

10.4 Convertible Promissory Note dated as of February 18, 2003, from Princeton Video Image, Inc. to Presencia en Medios, S.A.
                  de C.V. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 2002, filed on April 1, 2003)

10.5              Convertible Promissory Note dated as of March 20, 2003, from
                  Princeton Video Image, Inc. to Presencia en Medios, S.A. de
                  C.V.

10.6              Convertible Promissory Note dated as of April 7, 2003, from
                  Princeton Video Image, Inc. to Presencia en Medios, S.A. de
                  C.V.

10.7              Amendment dated as of February 18, 2003 to Option Agreement dated as of June 25, 2002 between Princeton Video Image, Inc.
                  and Cablevision Systems Corp. (Incorporated by reference to
                  Exhibit 10.31 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 2002, filed on April 1,
                  2003)

10.8              Amendment dated as of February 18, 2003, to Proprietary
                  Information Escrow Agreement, dated as of June 25, 2002, among
                  Princeton Video Image, Inc., Cablevision Systems Corp., and
                  Kramer Levin Naftalis & Frankel LLP. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.9+             Offer of Employment Letter Princeton Video Image, Inc. to
                  David Sitt dated February 18, 2003. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 2002, filed on April 1,
                  2003)

10.10+            Offer of Employment Letter from Princeton Video Image, Inc. to
                  Roberto Sonabend dated February 18, 2003. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.11             Amended and Restated Convertible Promissory Note dated
                  February 18, 2003, from Princeton Video Image, Inc. to PVI
                  Holding LLC. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.12             Amendment dated as of February 18, 2003 to the Reorganization
                  Agreement dated as of December 28, 2000, among Princeton Video
                  Image, Inc., Presencia en Medios, S.A., Eduardo Sitt, David
                  Sitt, Roberto Sonabend, Presence en Media LLC, Virtual
                  Advertisement LLC, PVI LA, LLC, and Princeton Video Image
                  Latin America, LLC. (Incorporated by reference to Exhibit
                  10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on April 1, 2003)

10.13+            Letter Agreement, dated March 28, 2003, amending Employment
                  Agreement between Princeton Video Image, Inc. and Brown F
                  Williams.

10.14             Amendment dated as of April 4, 2003 to Stock and Warrant
                  Purchase Agreement, dated as of February 4, 2001, by and between Princeton Video Image, Inc. and PVI Holding, LLC, as amended.

99.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

--------------
+Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form
                  10-Q.