Form 10QSB
period 2003-06-30
GABRIEL TECHNOLOGIES CORP
filed 2004-12-14
CIK 1009833

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER:   000-23415

-----------------------

GABRIEL TECHNOLOGIES CORPORATION

(formerly Princeton Video Image, Inc.)

(Exact name of small business issuer as specified in its charter)

DELAWARE

22-3062052

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

4538 S. 140th Street, Omaha, Nebraska 68137

 (Address of principal executive offices)

(402) 614-0258

(Issuer's Telephone Number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court.    Yes  [X]       No  [  ]

#

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

16,424,316 common shares issued and outstanding as at September 30, 2004.

Transitional Small Business Disclosure Format (Check one):     Yes  [ ]       No  [X]

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2003, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

================================================================================

#

GABRIEL TECHNOLOGIES CORPORATION

(fka PRINCETON VIDEO, INC.)

BALANCE SHEETS

	June 30, 2003 Unaudited	December 31, 2002 (Restated)
ASSETS
Current Assets:
Cash	$ -	$ -
Total Cash assets	-	-

Net assets from discontinued operations	7,236,985	-
Total assets	7,236,985	-

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Liabilities not subject to compromise:	-	-
Total current liabilities not subject to compromise	-	-

Liabilities subject to compromise:
Creditors holding secured claims	8,165,866	-
Creditors holding unsecured priority claims	-	-
Creditors holding unsecured non-priority claims	5,663,698	-
Total liabilities subject to compromise	13,829,524	-

Net liabilities of discontinued operations	-	3,064,673

COMMITMENTS AND CONTINGENCIES	-	-
Preferred stock, $4.50 par value, 11,363 shares authorized, issued and outstanding	82,586	81,819
Preferred stock, $5.00 par value, 12,834 shares authorized, issued and Outstanding	99,775	98,843
Common stock, $0.001 par value, 60,000,000 shares authorized, 61,626 shares issued and outstanding, net of 713 treasury shares at par June 30, 2003 and December 31, 2002	63	63
Additional paid-in capital	87,377,016	87,348,578
Other compresentative income	(34,273)	9,438
Accumulated deficit	(94,117,746)	(90,603,384)

Total stockholders’ equity (deficit)	(6,592,579)	(3,064,673)

Total liabilities and stockholders’ equity (deficit)	$ 7,236,985	$ -

The accompanying notes are an integral part of these consolidated financial statements.

#

GABRIEL TECHNOLOGIES CORPORATION

(fka PRINCETON VIDEO, INC.)

STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$ -	$ -	$ -	$ -

Total cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses

Loss from continuing operations	-	-	-	-

Net loss from continuing operations before reorganization items and income taxes	-	-	-	-

Income taxes	-	-	-	-

Reorganization items	-	-	-	-

Loss from discontinued operations, net of income taxes	485,214	(3,515,290)	(3,516,091)	(8,529,101)

Net loss available to common stockholders	$ 485,214	$ (3,515,290)	$ (3,516,091)	$ (8,529,101)

Basic and diluted net loss per common share, discontinued operations	$ 7.87	$ (56.27)	$ (57.06)	$ (142.87)

Weighted average shares outstanding	61,626	62,474	61,626	59,697

The accompanying notes are an integral part of these consolidated financial statements.

#

GABRIEL TECHNOLOGIES CORPORATION

(fka PRINCETON VIDEO, INC.)

STATEMENTS OF CASH FLOWS

	For the six months ended June 30
	2003 Unaudited	2002 Unaudited
Cash flows from operating activities:
Net loss	$ -	$ -
Net loss from discontinued operations	(3,516,091)	(8,525,642)
	(3,516,091)	(8,525,642)
Adjustments to reconcile net loss to net cash used in Operating Activities:
Amortization of unearned revenue
Depreciation and amortization	-
Amortization of intangibles/license rights	-
Amortization of unearned compensation	-
Noncash charges associated with stock and option grants
Losses from equity investments
Gain on sale of fixed assets	-
Noncash transfer of inventory to Cablevision	-
Provision for doubtful accounts
Changes in operating assets and liabilities
Trade accounts receivable	-
Prepaid airtime	-
Other current assets	-
Other assets	-
Accounts payable and accrued expenses	-
Accounts payable to television networks
Advertising and production advances
Unearned revenue
Payable to Presencia
Other liabilities	-
Net cash used by discontinued operations	2,578,670	1,940,121
Net cash used in operating activities	(937,421)	(6,585,521)
Cash flows from investing activities:
Net investment cash flows used by discontinued operations	-	(512,428)
Net cash provided by investing activities	-	(512,428)
Cash flows from financing activities:
Net cash flows provided by discontinued operations	-	4,930,705
Net cash provided by financing activities	-	4,930,705
Net increase (decrease) in cash and cash equivalents	(937,421)	(2,167,244)
Foreign exchange impact on cash		(88,419)

Cash and cash equivalents at beginning of period	937,421	8,360,353

Cash and cash equivalents at end of the period	$ -	$ 6,104,690

Supplemental cash flow disclosures
Interest paid	$ -
Income taxes paid	$ -	$ -
Non-cash transactions
Additional fair value of warrant and debt given to Cablevision		2,415,283
Non-cash exchange of iPoint license and equipment for reduction of advance payments net of deferred revenue		(497,788)
Fair value of warrants/stocks issued for acquisition of SciDel		3,335,733
Other non-cash acquisition costs for SciDel		118,112

The accompanying notes are an integral part of these consolidated financial statements.

#

Gabriel Technologies Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Historically, Princeton Video Image, Inc. (“PVI”) operated as a developer of virtual image technology that enables the insertion of computer-generated images into live or pre-recorded video broadcasts.

The Company filed for Chapter 11 protection under the U.S. Bankruptcy Code on May 29, 2003. (See Note 3)  During August, 2003, the Company sold all of its operating assets and subsequent to December 31, 2003, the Company’s control group was changed by a court approved reorganization. (See Note 10)

On July 28, 2004, the Registrant was acquired as part of a reverse merger and recapitalization by Gabriel Technologies, LLC.

Gabriel Technologies, LLC (the “Company”), a Nebraska limited liability corporation was formed on April 1, 2003. The Company designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK name.  These locking devices are primarily used for securing shipping containers used by railroads and the trucking industry. The Company sells the WAR-LOK Series products through a direct sales force and qualified distributors in specific vertical industries. The Company originally had a year ended December 31 and has adopted a June 30 fiscal year end in 2004. In July 2004, the Company acquired Gabriel Technologies Corporation (fka Princeton Video Image, Inc.) as part of a recapitalization and reverse merger. The continuing accounting reporting entity is that of the prior Gabriel Technologies, LLC’s activities. Certain comparisons, prior period equity and prior period activities, have been converted to represent the current capital structure.

Effective August 16, 2004, Princeton changed its name to Gabriel Technologies Corporation which will hereafter be referred to as “the Company”.

In June 2004, the Gabriel Technologies, LLC acquired all the issued and outstanding units of FRK, LLC.  FRK is a wholly owned subsidiary at June 30, 2004.  See note 8.

NOTE 2 – BASIS OF PRESENTATION AND SELECTED ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the original year ending December 31, 2003.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.

The Company’s recorded no bad debt expense for the six month periods ended June 30, 2003 and June 30, 2002.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding June 30, 2003 and June 30, 2002 they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event that the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  See Note 4.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.

Net Assets from Discontinued Operations

As of June 30, 2003, the Company had $7,236,985 in assets from discontinued operations.

#

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.

Revenue Recognition

Products are shipped FOB shipping point and title passes upon shipment.  The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

Stock Split

On June 10, 2004, the Bankruptcy Court ordered that the common stock of PVI be diluted by reverse split of all the issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed into 300th of 1 share of common stock at a $0.001 par value.  All share, per share, authorized, common stock, and additional paid-in capital amounts have been restated for all periods presented to reflect the reverse stock split.

Voluntary Bankruptcy

On May 29, 2003, PVI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of PVI’s debt, trade liabilities and other obligations (See Note 3).

NOTE 3 – PETITION FOR RELIEF UNDER CHAPTER 11

On May 29, 2003, Princeton Video Image, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of PVI’s debt, trade liabilities and other obligations.  The Company was currently operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Under Section 362 of the Bankruptcy code, the filing of a bankruptcy petition automatically stays most actions against a company, including most actions to collect pre-petition indebtedness or to exercise control of the property of a company’s estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization.

Under Section 365 of the Bankruptcy Code, a company may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy court and certain other conditions.  In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract.  Counterparties to these rejected contracts or leases may file proofs of claim against a company’s estate for damages relating to such breaches.  A company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts that have been or may be rejected.

The United States Trustee for the District of New Jersey has appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.  The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court.  Under the priority rules established by the Bankruptcy  Code, certain post-petition liabilities and certain pre-petition liabilities (i.e. senior secured debt) are given priority over unsecured pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.

In order to exit from Chapter 11 successfully, a company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  At this time, it is not possible to know the effect of the Chapter 11 reorganization process on a company’s business, creditors or stockholders or when a company may emerge from Chapter 11.  A company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

PVI substantially consummated the sale of its primary assets by way of a sales transaction.  On July 28, 2003, the Court authorized to sell substantially all of its assets, which primarily consisted of mortgage origination software and other related intellectual property to PVI Virtual Media Services, LLC.

Accounting Impact

These consolidated financials statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

The following table sets forth the liabilities of the Company subject to compromise as of June 30, 2003:

Creditors holding secured claims	$8,165,866
Creditors holding unsecured priority claims	-
Creditors holding unsecured nonpriority claims	5,663,698
Total liabilities subject to compromise	$13,829,564

As of June 30, 2003, PVI had $7,236,985 in net assets available from discontinued operations which were subsequently transferred to the bankruptcy’s liquidation trust for the satisfaction of liabilities subject to compromise, trustee and professional fees and any future obligations arising from the bankruptcy filing.

Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding.  For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transaction and events that are directly associated with the reorganization from the ongoing operations of the business.  Certain expenses not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items.  (See Note 8.)

NOTE 4 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Deferred tax liabilities were $1,218,771 as of December 31, 2002.  With the filing of the bankruptcy petition in 2003, substantially all tax attributes were expected to be eliminated in the liquidation and sale of the Company’s assets.  No further adjustments have been made for any additional income tax accruals on adjustments.  Either through the bankruptcy or the resultant control change, all net operating losses will be severely limited to any future control group.

NOTE 5 – DISCONTINUED OPERATIONS

During the period ended June 30, 2003, PVI elected to fully dispose of its prior operations and the resulting net loss associated with discontinued operations of $3,516,091 for the period then ended.

Creditors holding secured claims	$8,165,866
Creditors holding unsecured priority claims	-
Creditors holding unsecured nonpriority claims	5,663,698
Total liabilities subject to compromise	$13,829,564

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002.  All costs associated with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

#

NOTE 6 – REORGANIZATION ITEMS

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations.  The Company incurred no reorganization items during the period ending June 30, 2003.

NOTE 7 - STOCKHOLDERS’ EQUITY

Restricted stock:

All transactions involving issuances by the Company of shares of the Company's common stock and other securities during June 30, 2003 and December 31, 2002, respectively, involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

Sales, issuances and cancellations of common stock:

In connection with the sale of common stock in 2000, the Company received a stock subscription receivable of $101,675. As of December 31, 2002, the stock subscription receivable had not been satisfied and, accordingly, it was cancelled and reversed against additional paid-in capital in 2002. Certain of the purchasers of shares of common stock in 2000 received warrants to purchase 3,841 shares of the Company's common stock at exercise prices ranging from $353 to $403 per share.  All of these warrants expired on December 31, 2002. During 2001, the Company issued warrants to purchase 310 shares of its common stock in exchange for services in connection with the sale of common stock in 2000. The warrants, which have an exercise price of $140 per share and expire on December 10, 2006, remained outstanding at December 31, 2002 and June 30, 2003.

During 2002, the Company sold 21,000 units at a cost of $10 per unit and received proceeds of $210,000. Each unit consisted of 1/16 of one share of the Company's common stock, a warrant exercisable for up to 1/32 of one share of the Company's common stock at an exercise price of $329 per share (the "Class A Warrants") and a warrant exercisable for up to 1/32 of one share of the Company's common stock at $493 per share (the "Class B Warrants"). Both the Class A Warrants and Class B Warrants expire 24 months from the date of grant.

The Company issued 1,430 shares of common stock for the reimbursement of expenses and as payment for services in 2002. A total of 1,083 shares were issued to officers of the Company in 2002 for the reimbursement of expenses totaling $43,750. The number of shares issued to the officers was determined based on the offering price per share for shares sold through private placements. However, the fair value of the shares at the date of issuance was $267,173 based on the quoted market price. Accordingly, the Company recognized a charge of $267,173 during 2002 for the fair value of the shares issued to the officers. A total of 286,250 shares was issued by the Company as payment for services in 2002. The shares had a fair value of $54,300, which is included in loss from discontinued operations.  Subsequent to December 31, 2003, the Company issued approximately 67 shares of common stock in relationship to various commitments under the reorganization agreement.

Series A convertible preferred stock:

All of the Company’s shares of Series A convertible preferred stock were exchanged for shares of Princeton common stock on January 3, 2002.

Series B convertible preferred stock:

As of January 1, 2001, Elite had 15,033 shares of Series B preferred stock outstanding including 13,467 shares for which it had subscriptions receivable of $1,925,000 at a purchase price of $140 per share. The fully-paid shares earned dividends, if declared, at the rate of 8% on the original purchase price. Each share of Series B preferred stock was convertible into one share of common stock. During 2001, the Company received proceeds of $1,454,773 from the payment of subscriptions receivable and canceled subscriptions for the purchase of 3,288 shares. In addition, during 2001, the Company: (i) sold an additional 4,186 shares of Series B preferred stock and received proceeds of $598,365, (ii) issued 315 shares of Series B preferred stock as payment for salaries of $45,000 earned in years prior to 2001 and (iii) issued 1,329 shares of Series B preferred stock in exchange for the cancellation of a $190,000 loan from an officer.

All of the Company’s shares of Series B convertible preferred stock were exchanged for shares of Princeton common stock on January 3, 2002.

Forgiveness of officers' salaries:

During the year ended December 31, 2003, which includes the period ending June 30, 2003, the officers of the Company forgave salaries of $312,166 in 2003, of which $275,750 was earned in 2003 and $36,416 was earned in 2002. Officers of the Company forgave salaries of $409,333 in 2002, of which $367,666 was earned in 2002 and $41,667 was earned in 2001.

Recapitalization

On July 28, 2004, Gabriel, LLC agreed to a share acquisition agreement with Gabriel Technologies, Corporation (GTC) (fka Princeton Video Image, Inc.) where Gabriel LLC’s outstanding member units of 10,000,000 were exchanged for 10,000,000 shares of common stock of GTC.  This transaction was accounted for as a reverse merger recapitalization of Gabriel, LLC, with Gabriel, LLC as the continuing accounting entity.

The recapitalization resulted in the continuation of the issuance of 263,384 shares of common stock including all shares issued for rounding purposes in the prior 300 to 1 reverse stock split within GTC.  Also a convertible note for $37,500 was transferred with the rights to convert into 6,000,000 shares of common stock.  In August 2004, this note was converted into 500,000 shares of common stock and 5,500,000 warrants exercisable at $25 with a term of 10 years.  The warrants were deemed to have no economic value.  Also, associated with the recapitalization, the Company agreed to pay for the cancellation of certain stock issuance rights $440,000 to gain control of the former Princeton Video Image, Inc.  This payment was expensed as a financing cost.

Furthermore, during the quarter ended September 30, 2004 the Company issued 72,166 shares of common stock as part of a private placement including the exercise of 21,560 warrants.  Another 3,281,906 common stock shares were issued for prior investment deposits and the exercise of options and warrants.  The Company issued common stock shares for prior investment deposits for its agreements to invest in Trace Technologies, LLC and to acquire Cayuga Acquisition Corporation totaling 1,300,000 common stock shares.  For services valued at $27,186, the Company issued 271,860 common stock shares.

Also during the quarter, the Company issued 750,000 shares for a note receivable of $1,875,000.  This note is treated as a common stock subscription payable wherein equity is reduced until satisfied.

#

NOTE 8 – SUBSEQUENT EVENTS

On February 25, 2004, PVI filed its First Modified Plan of Liquidation and its First Modified Disclosure Statement in support of the Modified Plan.  On March 3, 2004, the Bankruptcy Court pre-empted the Company, as Debtor-in-Possession, the authority to execute a convertible promissory note, pursuant to U.S.C. §§105, 361, 362 and 364, and Bankruptcy Rule 4001, which authorized the Debtor to obtain and incur post-Petition financing.  The funds received under the Convertible Promissory Note were for the payment of administrative expenses in the amount of $37,500.  The Note is convertible into a total of 500,000 common shares and 5,500,000 warrants issued pursuant to Section 1145 of the Bankruptcy Code and exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of a security.

On or about April 1, 2004, the Debtor filed its Second Modified Disclosure Statement in Support of the Modified Plan and on April 12, 2004 the Bankruptcy Court approved the Second Modified Disclosure Statement.  The Company served the Second Modified Disclosure Statement and Modified Plan in accordance with that certain Order Approving the Second Modified Disclosure Statement.  A hearing was set by the Court for June 10, 2004, to consider confirmation of the First Modified Plan.  The Court did subsequently approve the First Modified Plan and entered a written Order on June 15, 2004.  The Order provided that the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interest, with valid liens, claims, encumbrances and interest to attach to the proceeds of sale as set forth in the Plan herein referred to as a “Liquidating Trust”.

Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were to be liquidated and the proceeds paid per the approved claim schedule to creditors and for the administration of the estate.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right.  The Bankruptcy Court terminated the duties and positions of the then current directors and officers and appointed David Lennox as the sole director, president, secretary/treasurer until a successor was appointed and qualified.  Under the Plan, $37,500 was placed into the Liquidating Trust for the purchase of 6,000,000 shares of common stock, nondilutable.  The Plan also provided for the conversion of the Promissory Note pursuant to Section 1145(a) of the United States Bankruptcy Code into shares and warrants exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of a security.

The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors  The Bankruptcy Court also ordered that the common stock of the Company be diluted by reverse split of issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed into 300th of 1 share of common stock at a $0.001 par value.  The preferred shareholders took nothing under the Plan.  Under the Amendment to the Certificate of Incorporation filed with the State of Delaware as per the Order Confirming and Plan, the Company is now only authorized to issue a total of 60,000,000 shares of common stock.  The Certificate of Incorporation no longer provides for any preferred shares.

Under the provisions of the reverse split ordered by the Bankruptcy Court, any pre-split certificates shall represent only the right to receive post-split certificates and all fractional shares post-split shall be rounded up to the next whole number.  Any common stock certificate holder having a post-split aggregate number of shares of less than 10 shares will no longer be listed as a shareholder by the Company’s Transfer Agent and shall not be entitled to a new post-split certificate, but instead shall receive $0.05 per share post-split within 30 days upon surrender of a pre-split certificate to the Company’s transfer agent.  As a result of the Bankruptcy, American Stock Transfer & Trust Company terminated its services as the Company’s transfer agent.  Colonial Stock Transfer Company of Salt Lake City, Utah, was retained by the Board and is now the Company’s new transfer agent.

On July 21, 2004, the Company’s Board of Directors approved the changing of the Company’s name to Gabriel Technologies Corporation, which action was effectuated by the Company filing an Amended Certificate of Incorporation with the Secretary of State of Delaware on the 23rd day of July, 2004.  The 25,000,000 shares authorized to be issued under the Bankruptcy Plan were relinquished and cancelled but for 200,000 restricted common shares.

On August 28, 2004, the Company was acquired through a stock exchange with Gabriel Technologies, LLC, based in Omaha, Nebraska.  The Company issued an aggregate of 10,000,000 of restricted common stock on a one-for-one basis to the membership holders of Gabriel Technologies, LLC.  Upon consummation of the stock exchange, the Company assumed the business operations of the now subsidiary Gabriel Technologies, LLC.

#

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Princeton Video Image, Inc. ("we", “Gabriel”, "Princeton" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Princeton; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On May 29, 2003, Princeton Video Image, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On June 18, 2003, the first meeting of creditors was held pursuant to Section 341 of the Bankruptcy Code.  The Committee was formed by the United States Trustee.

Immediately after the filing of its Petition, Princeton filed, among other pleadings, a Motion (the “Motion to Sell”) for the entry of an order pursuant to Bankruptcy Code §§ 363(b)(f) and (m), 365(a)(f) and (k), 1146 and 105 and Bankrtupcy Rules 2002, 6004, 6006 and 9014 approving, inter alia, (A) the sale of substantially all of Princeton’s assets and (B) the assumption and assignment of certain executory contracts and unexpired leases to PVI Virtual Media Services, LLC (“PVMS”).  By filing the Motion to Sell, Princeton sought to move the administration of this Chapter 11 case as quickly as possible to maximize the potential distribution to creditors.

On or about July 28, 2003, after opportunity for higher and better offers and after a hearing the Bankruptcy Court approved the Motion to Sell. A closing on the sale to PVMS took place on or about August 19, 2003.  On or about October 7, 2003, Princeton filed its Plan of Liquidation and related Disclosure Statement.

The liabilities and subsequent disclosure of unsatisfied creditors of the Company will be adjudicated in future proceedings before the Bankruptcy Court.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

General

Overview

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO PENDING BANKRUPTCY

The following discussion and analysis of our financial condition and results of discontinued operations should be read in conjunction with our consolidated financial statements, including all notes attached to these statements, which appear at the end of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from those anticipated by these forward-looking statements, due to many factors including those set out in the "Risk Factors," "Business" and other sections of this filing.

Plan of Operation

On May 29, 2003, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of New Jersey.  This allows Princeton to continue to operate while a plan of reorganization is finalized.  Liabilities subject to the bankruptcy proceeding include approximately $172,000 of post-Petition liabilities.  These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

The Company is under the general supervision of the Office of the United States Trustee for the District of New Jersey.  The Trustee must approve any transactions outside the ordinary course of business.  The day to day operations of the Company are under the control of the officer of the Company as a Debtor in Possession.  Monthly operating and cash flow reports must be submitted to the U.S. Trustee.

All of the following discussions regarding the financial condition and operations of Princeton Video Image, Inc. refer to operations which have been transferred and sold due to the Bankruptcy Court Order authorizing the sale of all operational assets on July 28, 2003.  The Company’s plan of operation is to be reorganized through a reverse acquisition

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the L-VIS(R) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We incurred substantial operating losses since our inception and as of December 31, 2002, December 31, 2001, June 30, 2001 and 2000, we had an accumulated deficit of approximately $90,603,384, $69,395,675, $62,405,000,and $50,725,000, respectively. This deficit is the result of product development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(R) System") and iPoint(TM), an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS(R) System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs.

We derived revenue from ads sold by rights holders that use the L-VIS System, from strategic licensing of the L-VIS Systems to third parties, and from fees paid for the services provided by the L-VIS Systems which support the electronic insertion of visual aids in live sports and entertaining programming.  We incurred significant operating losses and negative cash flows in each year since we commenced operations.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, there as been substantial doubt concerning our ability to continue as a going concern.  During the first quarter of 2003, the Company reduced expenses to the maximum extent possible, including the furloughing of thirty-two employees but was not able to secure additional financing.  As a result, the Company filed for Chapter 11 bankruptcy protection on May 29, 2003.

General

The Company has no significant operations or activities from continuing operations.  The continuation of this information will be dependent on the Company’s subsequent acquisition by an operating entity.

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

FINANCIAL CONDITION

All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds will be available for distribution to stockholders after all approved bankruptcy administration expenses are paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and public shell.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Fair value of equity instruments. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. We estimate the fair value of options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services.

Given an active trading market for our common stock, we estimate the volatility of our stock based on week ending closing prices over a historical period of not less than one year. As a result, depending on how the market perceives any news regarding us or our earnings, as well as market conditions in general, it could have a material impact on the volatility we use in computing the value we place on these equity instruments.

Valuation of deferred tax assets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of June 30, 2003.

Valuation of long-lived assets. We assess the recoverability of long-lived tangible and intangible assets with definitive lives whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets.

Factors Affecting the Future Operations

On May 29, 2003, Princeton Video Image, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On June 18, 2003, the first meeting of creditors was held pursuant to Section 341 of the Bankruptcy Code.  The Committee was formed by the United States Trustee.

Immediately after the filing of its Petition, Princeton filed, among other pleadings, a Motion (the “Motion to Sell”) for the entry of an order pursuant to Bankruptcy Code §§ 363(b)(f) and (m), 365(a)(f) and (k), 1146 and 105 and Bankrtupcy Rules 2002, 6004, 6006 and 9014 approving, inter alia, (A) the sale of substantially all of Princeton’s assets and (B) the assumption and assignment of certain executory contracts and unexpired leases to PVI Virtual Media Services, LLC.  By filing the Motion to Sell, Princeton sought to move the administration of this Chapter 11 case as quickly as possible to maximize the potential distribution to creditors.

On or about July 28, 2003, after opportunity for higher and better offers and after a hearing the Bankruptcy Court approved the Motion to Sell. A closing on the sale to PVMS took place on or about August 19, 2003.  On or about October 7, 2003, Princeton filed its Plan of Liquidation and related Disclosure Statement.

Pursuant to the Order Confirming and Plan, all of the property of the Company’s estate vested in the Plan Trustee, free and clear of all claims, liens, encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim liability, interest or right.  The Bankruptcy Court further terminated all claims arising or related to stock, stock operations, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors.  The Bankruptcy Court also ordered that the common stock of the Company be diluted by reverse split of issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed into 300th of 1 share of common stock at a $0.001 par value.  The preferred shareholders took nothing under the Plan.  Under the amendment to the Certificate of Incorporation filed with the State of Delaware as per the Order Confirming and Plan, the Company is now only authorized to issue a total of 60,000,000 shares of common stock.  The Certificate of Incorporation no longer provides for any preferred shares.

On July 23, 2004, an Agreement and Plan of Reorganization between the shareholders of Gabriel Technologies, LLC, a Nebraska Limited Liability Corporation, and Gabriel Technologies Corporation resulted in the issuance of 10,000,000 common shares of Gabriel for the 10,000,000 Membership Certificates as part of the plan of reorganization.

The liabilities and subsequent disclosure of unsatisfied creditors of the Company will be adjudicated in future proceedings before the Bankruptcy Court through the liquidating trust.

#

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to property and equipment, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.

CONTROLS AND PROCEDURES

Due to the pending bankruptcy of the Company, we are operating and controlled by the Reorganization Plan approved by the Bankruptcy Court.  Prior to the filing of the Bankruptcy, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.  It must be understood that during the administration of the bankruptcy, all controls were under the control of the Trustee and the Court.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph as the Bankruptcy was still pending.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Pre-Chapter 11 Proceedings

In the ordinary course of its business, the Company may at times be subject to various legal proceedings.  Prior to the filing of the Chapter 11 proceedings, the Company was a party to the following proceedings, to-wit:

On January 30, 2003, PVI filed a bankruptcy request in respect of its subsidiary PVI Europe NV, a Belgian corporation, with the Commercial Court in Brussels.  On February 5, 2003, PVI Europe NV was declared bankrupt by the Commercial Court of Brussels.

On April 25, 2003, an action was commenced in the Civil Court of the City of New York County of New York by Southern Progress Corporation, the Company’s landlord for its New York City office, located at 100 Park Avenue, for unpaid rent, late charges and utilities in the aggregate amount of $80,661 (plus legal costs) and a warrant of eviction.  PVI plans to respond to this action in a timely manner.  PVI has recorded a liability for the rent owed as of March 31, 2003.

On May 29, 2003, PVI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On June 18, 2003, the first meeting of creditors was held pursuant to Section 341 of the Bankruptcy Code.  The Committee was formed by the United States Trustee.

Immediately after the filing of its Petition, Princeton filed, among other pleadings, a Motion (the “Motion to Sell”) for the entry of an order pursuant to Bankruptcy Code §§ 363(b)(f) and (m), 365(a)(f) and (k), 1146 and 105 and Bankruptcy Rules 2002, 6004, 6006 and 9014 approving, inter alia, (A) the sale of substantially all of Princeton’s assets and (B) the assumption and assignment of certain executory contracts and unexpired leases to PVI Virtual Media Services, LLC (“PVMS”).  By filing the Motion to Sell, Princeton sought to move the administration of this Chapter 11 case as quickly as possible to maximize the potential distribution to creditors.

On or about July 28, 2003, after opportunity for higher and better offers and after a hearing the Bankruptcy Court approved the Motion to Sell. A closing on the sale to PVMS took place on or about August 19, 2003.  On or about October 7, 2003, Princeton filed its Plan of Liquidation and related Disclosure Statement.

The liabilities and subsequent disclosure of unsatisfied creditors of the Company will be adjudicated in future proceedings before the Bankruptcy Court.

On September 13, 2004 Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and  dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,125,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full no later than January 21, 2005

#

ITEM 2. CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

 Gabriel Technologies Corporation, the legal entity previously known as Princeton Video Image, Inc., prior to the finalization of its separation from the bankruptcy case had approximately 18,488,000 of common stock shares outstanding which were subjected to a reverse stock split of 300 to 1.  The resulting post split shares after adjustment for the rounding conventions employed resulted in 63,384 shares beginning left outstanding.  In conjunction with the Bankruptcy Court orders and in partial satisfaction for stock rights acquired as special debtor financing an additional 200,000 shares were issued in June 2004.

Gabriel Technologies, LLC’s acquisition of Gabriel Technologies Corporation resulted in the issuance of 10,000,000 shares of restricted stock in exchange for the 10,000,000 member equity interests outstanding on July 28, 2004.  This resulted in Gabriel gaining 97% control of the public registrant and through the associated recapitalization the LLC’s activities and operations are the continuing reporting information for the public registrant.  See 8-K/A filed on December 1, 2004 for additional information.

Under the terms of the Reorganization Plan approved by the Bankruptcy Court, Gabriel Technologies Corporation had outstanding a Convertible Promissory Note payable for $37,500.  This Note had stock issuance rights attached to it to allow for its conversion into 500,000 shares of common stock and 5,500,000 warrants with an exercise price of $25 expiring in ten (10) years.  This Promissory Note and the underlying equities were approved for issuance by the Bankruptcy Court pursuant to Section 1145 of the United States Bankruptcy Code.  Immediately following the acquisition between Gabriel Technologies Corporation and the LLC, the note holders elected to convert their Note and the equities under this conversion were issued and completed in early-August, 2004.

Subject to deposits received prior to the recapitalization the Company issued the following shares for the exercise of options and warrants, and qualified private placement agreements during the quarter ended September 30, 2004:

In consideration of cash investments through a qualified private placement, the Company issued 3,353,072 shares of common stock for the conversion of investment deposits held by the LLC prior to the recapitalization.

In consideration for a note receivable received during the quarter the Company issued a further 750,000 shares of common stock for the exercise of warrants.

In consideration for the Company’s investment in Trace Technologies, LLC, the Company issued 1,250,000 restricted shares to Locate Networks, Inc.

In consideration for the Company’s investment in Cayuga Acquisition Corporation, the Company issued an additional 50,000 restricted shares.

Finally, the Company issued 271,860 shares of stock in consideration of services provided valued at $27,186.

Subsequent to September 30, 2004 and prior to December 1, 2004, the Company issued an additional 1,250,000 shares in consideration for the exercise of warrants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

Registrant’s Form 8-K filed July 28, 2003

Registrant’s Form 8-K filed August 7, 2003

Registrant’s Form 8-K filed September 3, 2003

Registrant’s Form 8-K filed September 9, 2003

Registrant’s Form 8-K filed October 7, 2003

Registrant’s Form 8-K filed December 16, 2003

Registrant’s Form 8-K filed February 9, 2004

Registrant’s Form 8-K filed July 27, 2004

Registrant’s Form 8-K filed July 30, 2004

Registrant’s Form 8-K/A filed September 10, 2004

Registrant’s Form 8-K/A filed September 24, 2004

Registrant’s Form 8-K/A filed November 30, 2004

Registrant’s Form 8-K/A filed December 1, 2004

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

(2)

First Modified Plan of Liquidation of Princeton Video Image, Inc. (1)

(2)

Agreement and Plan of Reorganization between Gabriel Technologies Corporation and Gabriel Technologies, LLC.(3)

(3)(ii)

Bylaws (1)

3(i)

Certificate of Incorporation(5)

3(i)(a)

Certificate of Amendment dated July 20, 2004, implementing the reverse merger pursuant to the Bankruptcy Court Order Confirming First Modified Plan of Liquidation and filed with the Secretary of State of the State of Delaware on the 23rd day of July, 2004.(2)

3(i)(b)

Certificate of Amendment dated July 21, 2004, changing the Company’s name to Gabriel Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 23rd day of July, 2004.(2)

16

Letter dated September 24, 2004, from PricewaterhouseCoopers, LLP, stating the accountant agrees with the statements made in this Form 8-K/A.(4)

31.1

Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

(1)

Incorporated by reference to Form 8K/A filed on the 1st day of December, 2004.

(2)

Incorporated by reference to Form 8K filed on the 27th day of July, 2004.

(3)

Incorporated by reference to Form 8K filed on the 30th day of July, 2004.

(4)

Incorporated by reference to Form 8K/A filed on the 24th day of September, 2004.

(5)

Incorporated by reference to Form 8K filed on the 17th day of September, 2001.

* * * * *

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABRIEL TECHNOLOGIES CORPORATION

Registrant

Date: December 13, 2004

By:

/s/   Keith R. Feilmeier

Keith R. Feilmeier, Chief Executive Officer,

President, Director and Principal Executive

Officer

By:

/s/   Maurice Shanley

Maurice Shanley, Chief Financial Officer

and Executive Vice President

(Principal Financial and Accounting Officer)

#