Form 10QSB
period 2003-09-30
GABRIEL TECHNOLOGIES CORP
filed 2004-12-14
CIK 1009833

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

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

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2003, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

================================================================================

#

GABRIEL TECHNOLOGIES CORPORATION

(fka PRINCETON VIDEO, INC.)

BALANCE SHEETS

	September 30, 2003 Unaudited	December 31, 2002 (Restated)
ASSETS
Current Assets:
Cash	$ -	$ -
Total Cash assets	-	-

Net assets from discontinued operations	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Liabilities not subject to compromise:	2,428	-
Total current liabilities not subject to compromise	-	-

Liabilities subject to compromise:
Creditors holding secured claims	8,165,866	-
Creditors holding unsecured priority claims	-	-
Creditors holding unsecured non-priority claims	5,663,698	-
Total liabilities subject to compromise	13,829,524	-

Net liabilities of discontinued operations	-	3,064,673

COMMITMENTS AND CONTINGENCIES	-	-
Preferred stock, $4.50 par value, 11,363 shares authorized, issued and outstanding	82,586	81,819
Preferred stock, $5.00 par value, 12,834 shares authorized, issued and Outstanding	99,775	98,813
Common stock, $0.001 par value, 60,000,000 shares authorized, 61,626 shares issued and outstanding, net of 713 treasury shares at par June 30, 2003 and December 31, 2002	63	63
Additional paid-in capital	87,377,016	87,348,578
Other compresentative income	(34,273)	9,438
Accumulated deficit	(101,357,159)	(90,603,384)

Total stockholders’ equity (deficit)	(13,831,992)	(3,064,673)

Total liabilities and stockholders’ equity (deficit)	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

#

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO, INC)
STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$-	$-	$-	$-

Total cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses

Net loss from continuing operations before reorganization items
and income taxes	-	-	-	-

Income taxes	-	-	-	-

Reorganization items	(2,428)	-	(2,428)	-

Loss from discontinued operations, net of income taxes	(7,236,985)	(5,492,298)	(10,753,036)	(14,017,940)

Net gain (loss)	$(7,236,985)	$(5,492,298)	$(10,755,464)	$(14,017,940)

Accretion of preferred stock dividends		(1,730)	-	(5,189)

Net loss available to common stockholders	$(7,239,413)	$(5,494,028)	$(10,755,464)	$(14,023,129)

Basic and diluted net loss per common share, discontinued operations	$(114.22)	$(86.68)	$(169.69)	$(232.40)

Weighted average shares outstanding	63,384	63,384	63,384	60,340

The accompanying notes are an integral part of these consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION
(fka Princeton Video Image, Inc.)
Statements of Cash Flows

	For the nine months ended September 30
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$-	$-
Net loss from discontinued operations	(10,753,036)	(8,525,642)
	(10,753,036)	(8,525,642)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Reorganization expenses	2,428	-
Net cash used by discontinued operations	9,813,187	3,570,378
Net cash used in operating activities	(937,421)	(4,955,264)

Cash flows from investing activities:
Net investment cash flows used by discontinued operations	-	(581,417)
Net cash provided by investing activities	-	(581,417)

Cash flows from financing activities:
Net financing cash flows used by discontinued operations	-	4,880,705
Net cash provided by financing activities	-	4,880,705

Net increase (decrease) in cash and cash equivalents	(937,421)	(6,148,274)
Foreign exchange impact on cash	-	493,309

Cash and cash equivalents at beginning of period	937,421	8,360,353

Cash and cash equivalents at the end of the period	$-	$2,705,388

Supplemental cash flow disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions
Additional fair value of warrant and debt given to Cablevision	-	2,415,283
Non-cash exchange of iPoint license and equipment
for reduction of advance payments net of deferred revenue	-	(497,788)
Fair value of warrants/stock issued for acquisition of SciDel	-	3,335,733
Other non-cash acquisition costs for SciDel	-	72,869

The accompanying notes are an integral part of these consolidated financial statements.

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

Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the original year ending December 31, 2003.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.

The Company’s recorded no bad debt expense for the nine month periods ended September 30, 2003 and September 30, 2002.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding September 30, 2003 and September 30, 2002 they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

The following table sets forth the liabilities of the Company subject to compromise as of  September 30, 2003:

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

NOTE 5 – DISCONTINUED OPERATIONS

During the period ended September 30, 2003, PVI elected to fully dispose of its prior operations and the resulting net loss associated with discontinued operations of $10,753,036 for the period then ended.

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

NOTE 6 – REORGANIZATION ITEMS

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations.  The Company incurred $2,428 in reorganization items during the period ending September 30, 2003.

NOTE 7 - STOCKHOLDERS’ EQUITY

Restricted stock:

All transactions involving issuances by the Company of shares of the Company's common stock and other securities during September 30, 2003 and December 31, 2002, respectively, involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

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

On or about April 1, 2004, the Debtor filed its Second Modified Disclosure Statement in Support of the Modified Plan and on April 12, 2004 the Bankruptcy Court approved the Second Modified Disclosure Statement.  The Company served the Second Modified Disclosure Statement and Modified Plan in accordance with that certain Order Approving the Second Modified Disclosure Statement.  A hearing was set by the Court for June 10, 2004, to consider confirmation of the First Modified Plan.  The Court did subsequently approve the First Modified Plan and entered a written Order on June 15, 2004.  The Order provided that the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interest, with valid liens, claims, encumbrances and interest to attach to the proceeds of sale as set forth in the Plan herein referred to as a “Liquidating Trust”,

Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were to be liquidated and the proceeds paid per the approved claim schedule to creditors and for the administration of the estate.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right.  The Bankruptcy Court terminated the duties and positions of the then current directors and officers and appointed David Lennox as the sole director, president, secretary/treasurer until a successor was appointed and qualified.  Under the Plan, $37,500 was placed into the Liquidating Trust for the purchase of 6,000,000 shares of common stock, nondilutable.  The Plan also provided for the conversion of the Promissory Note pursuant to Section 1145(a) of the United States Bankruptcy Code into shares and warrants exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of a security.

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