Form 10KSB
period 2003-12-31
GABRIEL TECHNOLOGIES CORP
filed 2004-12-15
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

[   ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______ to __________

Commission file number                             000-23415

GABRIEL TECHNOLOGIES CORPORATION

(formerly Princeton Video Image, Inc.)

(Name of small business issuer in its charter)

Delaware	22-3062052
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4538 S. 140th Street, Omaha, Nebraska	68137
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code))

Issuer’s telephone number:   (402) 614-0258

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
______________________________________	______________________________________
______________________________________	______________________________________

Securities registered pursuant to Section 12(g) of the Exchange Act:

______Common Stock_________________________________________________________________

(Title of class)

____________________________________________________________________________________

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [ X  ]    No [   ]

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer’s revenues for its most recent fiscal year: None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates in the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [ X ]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of September 30 , 2004 there were 16,424,316 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):   Yes [   ];    No [ X ]

#

GABRIEL TECHNOLOGIES CORPORATION

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2003

Table of Contents

PART I

Item 1

Description of Business

Item 2

Description of Property

Item 3

Legal Proceedings

Item 4

Submission of Matters to a Vote of Security Holders

PART II

Item 5

Market for Common Equity and Related Stockholder

Matters

Item 6

Management's Discussion and Analysis or Plan of

Operations

Item 7

Financial Statements

Item 8

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

PART III

Item 9

Directors, Executive Officers, Promoters and Control

Persons; Compliance with Section 16(a) of the Exchange

Act

Item 10

Executive Compensation

Item 11

Security Ownership of Certain Beneficial Owners and

Management

Item 12

Certain Relationships and Related Transactions

Item 13

Exhibits and Reports on Form 8-K

#

PART I

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

ITEM 1:

DESCRIPTION OF BUSINESS

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE PENDING BANKRUPTCY AND SUBSEQUENT SALE ON AUGUST 19, 2003.

Princeton Video Image, Inc. (“PVI”, “we”, “us”) is a Delaware corporation with principal offices located in Lawrenceville, New Jersey.  PVI was founded in 1990 to develop and market a real-time video insertion system.  Through our patented computer vision technology and proprietary hardware and software systems, known as the Live Video Insertion System (L-VIS(R)), we were able to place computer-generated electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. These electronic images ranged from simple corporate names or logos to sophisticated multi-media 3-D animated productions.  During the broadcast of a sports or entertainment program, for example, an image can be placed to appear in various high visibility locations in the stadium, on the playing field, or as part of the natural landscape of the scene.  The L-VIS(R) System has been used to insert images, including advertising images and program enhancements, into both live and pre-recorded television broadcasts.

THE L-VIS(R) SYSTEM TECHNOLOGY

Our L-VIS(R) System is a system that contains proprietary hardware and software which we designed to insert electronic images into live and pre-recorded television broadcasts of sports and entertainment programming. The inserted images may be two or three dimensional, static or animated, opaque or semi-transparent and may be placed so that the inserted images appear to exist on the playing field, in the stadium or venue where a game or sporting event is being played, or in the background or natural landscape in entertainment programming. If a player or other object moves in front of an image that is inserted on a wall, in the background, or on a playing field, the L-VIS(R) System is programmed so that the passing object includes that portion of the inserted image. The L-VIS(R) System can also be used to insert a freestanding image so that the image will occlude a person or other object which "passes behind" it.

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

Because we operated in a rapidly developing commercial and technological environment, our success will depended in part upon our ability to develop products for the Internet and interactive television as well as product enhancements that keep pace with continuing changes in technology and customer preferences. The video, electronics, data processing, broadcast television and cable television industries are changing rapidly due to, among other things, technological improvements, consolidations of companies and changes in consumer preferences. In particular, the live video image insertion market is relatively new and continues to adapt to the changing preferences and customs of the broadcasters, rights holders, and the ultimate television viewer.

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

PRODUCT DEVELOPMENT

The L-VIS(R) System is designed using a Flex-Card hardware platform. This platform is more powerful than previous platforms and allows for software re-configuration. We designed the Flex-Card L-VIS(R) System to provide multiple insertion capability, multiple camera capability and an expanded zoom range, and we created a simplified graphical user interface.

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

INTELLECTUAL PROPERTY

PATENTS

We owned twelve issued U.S. patents relating to proprietary technology we used in our business. These patents expire at various times, commencing in 2012. A number of new patent applications were pending in the United States. We also filed patent applications in the European Patent Office and in various non-European countries around the world where we expected to do business.

TRADEMARKS

L-VIS(R), the mark under which we are marketing our live video insertion products was a trademark of PVI which is registered with the U.S. Patent and Trademark Office.

C-TRAK (TM) was a trademark of PVI. We filed a U.S. trademark registration application for C-TRAK(TM), the mark under which we were marketing our electronic imaging system in which a part of the picture or image in a prerecorded or live video signal is scanned, digitized, stored and tracked to thereby maintain the position of one or more inserted images relative to other parts of the main picture or image. We filed a Statement of Use with respect to the C-TRAK mark on July 5, 2001 and it was accepted by the U.S. Patent and Trademark Office on September 7, 2001. The trademark registration was issued on October 16, 2001.

GENERAL

THE FOLLOWING INFORMATION IS APPLICABLE TO THE COMPANY UNTIL THE MAJORITY OF THE ASSETS OF THE COMPANY WERE IN PART SURRENDERED ON NOVEMBER 11, 2003, AND SOLD ON DECEMBER 30, 2003, PURSUANT TO THE ORDERS OF THE BANKRUPTCY COURT.

Governmental Regulation and Legal Uncertainties

The Company is currently subject to various laws and regulations relating to its business, including those of the Bankruptcy Code.  The Company must adhere to the Orders of the Bankruptcy Court and any Plan of Reorganization.

If the Company were alleged to violate federal, state or foreign civil or criminal laws, even if these claims could be successfully defended, Princeton could be materially adversely affected.

ITEM 2.

DESCRIPTION OF PROPERTY

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF PROPERTY REFER TO THE OPERATING BUSINESS PRIOR TO THE ORDER OF THE BANKRUPTCY COURT REJECTING THE REAL PROPERTY LEASE ON OCTOBER 30, 2003.

The Company did not own or rent any real property after August 19, 2003.  The assets of the Company were approved for sale by the Bankruptcy Court on July 28, 2003.  On October 30, 2003, the Bankruptcy Court rejected our Real Property Lease.

As of January 1, 2003, the Company leased 17,000 square feet of office space in Lawrenceville, New Jersey.  The Lawrenceville facility was the main operations center, including product, hardware and software design, manufacturing and product assembly, product test and documentation, post production, customer training and customer technical support.  The Company entered into an amendment of its lease pursuant to which effective April 1, 2003, the space it leased in Lawrenceville was reduced by approximately 25% and the rent per square foot was reduced by approximately 33%.  Prior to our surrender of the facilities under the Chapter 11 proceedings, the Lawrenceville lease was to expire on March 31, 2006.

ITEM 3.

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

Chapter 11 Proceedings

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

In June, 2004, in motions before the Bankruptcy Court, the corporate entity was restructured and emerged from Bankruptcy.

Post Chapter 11 Proceedings

On September 13, 2004 Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and  dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,125,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full no later than January 21, 2005

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meetings of the Company’s stockholders were held during the fiscal year ended December 31, 2003.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Common Stock Information

As of September 30, 2004, there were approximately 250 record and beneficial holders of the Company’s Common Stock and a total of 16,424,316 shares of the Company’s Common Stock were outstanding.  The most recent bid price of the Company’s shares were $2.50 per share.

Our common stock traded on The Nasdaq National Market (the “National Market”) from December 17, 1997 to January 6, 2003, on the Nasdaq SmallCap Market (the “SmallCap Market”) from January 7, 2003 to March 12, 2003 under the symbol “PVII” and on the Over-The-Counter (OTC) Bulletin Board under the symbol “PVII”, “PVIQ” or “PVIQE” until September 23, 2003.  We currently trade on the “Pink Sheets” under the symbol “GWLK”.  The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Company’s common stock on the National Markets.  The following sales prices have been restated for the 300 to 1 reverse split under the Bankruptcy Court Order of June 10, 2004:

2002
January 1 – March 1	714.00	414.30
April 1 – June 30	597.60	264.00
July 1 – September 30	315.30	171.30
October 1 – December 31	213.60	99.00

2003
January 1 – March 31	45.04	33.31
April 1 – June 30	0.90	0.60
July 1 – September 30	0.30	0.30
October 1 – December 31	0.15	0.15

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

We have neither paid nor declared any dividends on our common stock since our inception. We expect to retain all earnings, if any, generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by our Board of Directors. Furthermore, pursuant to our Certificate of Incorporation, we are prohibited from paying any dividends on the common stock until all accumulated dividends in respect of the Series A preferred stock and Series B preferred stock have been paid. As of December 31, 2003, the accrued dividends with respect to the shares of Series A preferred stock and Series B preferred stock have all been discharged with cancellation of the preferred issuances in the Bankruptcy.

We are required to redeem the Series A preferred stock on a pro rata basis, at a price of $4.50 per share plus all accrued but unpaid dividends, out of 30% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. Subject to the prior redemption of all of the Series A preferred stock, we are required to redeem the Series B preferred stock, on a pro rata basis, at a price of $5.00 per share plus all accrued but unpaid dividends out of 20% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. As of December 31, 2003, 11,363 shares of Series A preferred stock and 12,834 of Series B preferred stock were outstanding.

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

Shares of PVI stock	1,288,000
PVI average stock price three days before and after the acquisition was agreed to	$ 1.99
Value of PVI stock issued for the acquisition	$ 2,560,176
Fair value of warrants issued as part of the acquisition (670,500)	775,557
Acquisition costs	349,231

Total purchase price	$ 3,684,964

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

Pursuant to the 2003 Note Purchase Agreement, PVI issued to Presencia secured convertible notes in the amount of $1,500,000 and $500,000, on February 18, 2003 and March 20, 2003, respectively, in exchange for cash.  These notes bear interest at 10% per annum and mature on July 31, 2003 (with the holder having the right to extend the maturity date for up to two years) upon terms identical to those of the PVI Holding Amended and Restated note.  The notes are initially convertible by the holders into common stock of PVI at $.75 per share.  In the event that PVI sells any security (equity, debt or otherwise) in a qualifying action (a “New Financing”), the holders of the notes would have the right to convert the notes to PVI common stock at $.75 per share or into security being issued by PVI in the New Financing, on the same terms as such security is being sold in the New Financing.  Following the first New Financing, the common stock conversion price of $.75 per share is increased to $2.50 per share.  In addition, the holders will have the right to convert the notes into any security issued in any New Financing that occurs while the notes are outstanding, subject to all of the terms of such New Financing. The holders of the notes are prohibited from converting the notes under any circumstances at a price below $.38 per share, the closing price of PVI’s common stock on February 14, 2003.  To secure payment of its obligations under the notes, PVI has granted Presencia a security interest in all of its assets.

On April 7, 2003, PVI sold a $650,000 secured convertible promissory note to Presencia.  This note has terms identical to those notes described in Note 5.  On the same date, in connection with the sale of this note and pursuant to the 2003 Note Purchase Agreement, PVI (a) issued to Presencia warrants to purchase 34,932 shares of common stock at an exercise price of $6.22 per share, (b) amended previously outstanding warrants to purchase 1,536,825 shares of PVI common stock held by Presencia to reduce the exercise price by 22.22% of the original exercise price and extend the expiration date by four years, and (c) issued to PVI Holding warrants to purchase 106,329 shares of common stock at an exercise price of $6.53 per share and 2,658 shares of common stock at an exercise price of $9.43 per share.  In addition, pursuant to the 2003 Note Purchase Agreement, the Stock and Warrant Purchase Agreement, dated as of February 4, 2001, by and between PVI and PVI Holding as amended by letter agreement, dated as of July 23, 2001, was further amended to reflect PVI Holding’s waiver of certain of its governance rights.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

On May 29, 2003, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of New Jersey.  This allows Princeton to continue to operate while a plan of reorganization is finalized.  Liabilities subject to the bankruptcy proceeding include approximately $50,686 of post-Petition liabilities, and approximately $13,829,564 of liabilities deferred pursuant to Chapter 11 of the Bankruptcy Code.  These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

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

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the L-VIS(R) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We incurred substantial operating losses since our inception and as of December 31, 2003, we had an accumulated deficit of approximately $101,400,000. This deficit is the result of product development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(R) System") and iPoint(TM), an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS(R) System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs.

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

General

The Company has no significant operations or activities from discontinued operations.  The continuation of this information will be dependent on the Company’s subsequent acquisition by another operating entity and a plan of reorganization.

NET LOSS. As a result of the foregoing factors, our net loss decreased 51% to $10,803,722 for the year ended December 31, 2003 from $21,214,627 for the year ended December 31, 2002.  All subsequent losses or recoveries under the Bankruptcy Trust will have no further effect upon the Company.  Upon exiting the Bankruptcy the Company will be recapitalized and restructured.

OPTION REPRICING. On February 2, 2001, the Board of Directors voted to offer all current employees who held outstanding stock options with an exercise price greater than $5.00 the opportunity to reprice such options to $4.375. A total of 1,186,998 options held by employees were repriced. In addition, a total of 220,000 options held by directors were repriced. In accordance with Financial Accounting Standards Board Interpretation (FIN) No. 44, these repriced options are subject to variable accounting. As of March 31, 2003 and 2002, no charge was necessary as the closing price of our common stock on those dates were less than the exercise price of $4.375. Future charges relating to this repricing could have a significant effect on our results of operations in subsequent periods.  All outstanding options or warrants were cancelled in the Bankruptcy.

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

FINANCIAL CONDITION

All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds will be available for distribution to stockholders after all approved bankruptcy administration expenses are paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets.

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

Valuation of deferred tax assets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2003.

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

ITEM 7.

FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages 27 through 31.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2004, Gabriel Technologies Corporation (formerly known as Princeton Video Image, Inc.) (the “Company”) notified PricewaterhouseCoopers, LLP (“PwC”) that on July 26, 2004, the Board of Directors of the Company dismissed PwC as its independent accounting firm and engaged Williams and Webster of Spokane, Washington (“Williams and Webster”).  On May 29, 2003, the Company had petitioned for bankruptcy protection.  As the Company initially intended to liquidate (indicated by management of the Company as well as in the Company’s filings and related press releases), both the Company and PwC agreed that there would be no further need for PwC’s services and there was therefore no formal resignation or dismissal on May 29, 2003.  PwC has performed no services for the Company since May 29, 2003.

Except as noted in the immediately following sentence, the reports of PwC on the consolidated financial statements of the Company as of December 31, 2002 and 2001 and for the year ended December 31, 2002, the six-month period ended December 31, 2001 and the year ended June 30, 2001, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  PwC did not reissue their Audit Report for the year ending 2002 as requested by the Company during its audit of the year ended December 31, 2003.  Such reports contained an explanatory paragraph that expressed significant doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2002, the six-month period ended December 31, 2001, the year ended June 30, 2001, and the period from January 1, 2003 to July 26, 2004:  (i) there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods and (ii) there were no reportable events, as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company has requested that PwC furnish it with a letter addressed to the SEC stating whether or not PwC agrees with the above statements.  A letter dated September 24, 2004 is filed as Exhibit 16 to the Form 8-K/A filed on September 24, 2004.

Williams and Webster were engaged as the new principal independent accountants.  The appointment of Williams and Webster was recommended and approved by the Registrant’s Board of Directors.  The Company adopted a year end of June 30, 2004.  When that audit is filed with the December 31, 2003 Form 10-KSB, all issues regarding PwC not reissuing their 2002 Audit Report will be resolved.  During the Registrant’s two most recent fiscal years, and the period from January 1, 2003 to July 26, 2004, the Registrant did not consult Williams and Webster regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant’s financial statements, and neither written report nor oral advice was provided to the Registrant by Williams and Webster that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information regarding the members of our board of directors and our executive officers and, in the case of certain directors, in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14(f)-1 promulgated by the Securities and Exchange Commission. The following officers and directors will serve in such capacities at Gabriel. The sole director listed below will serve until the next annual meeting of the Gabriel stockholders.

#

Name	Age	Position with the Company

Keith Feilmeier	55	President and Sole Director, Chief Executive Officer, Chief Operations Officer

Maurice Shanley	59	Secretary/Treasurer

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Keith Feilmeier, President, Sole Director, Chief Executive Officer, Chief Operations Officer

Prior to founding Gabriel Technologies, LLC, Feilmeier was one of the original founders and President of Gabriel Technologies Inc., a Delaware corporation.  Prior to his affiliation with Gabriel, Feilmeier was Director of Sales for the Midwest Region of ADT.  From 1997 to 1999 Feilmeier was Vice President of ISecureTrac.  Feilmeier was also Owner/Executive Vice President of then start-up PSI.  PSI was eventually sold to Pittney Bowes.  Prior to his PSI endeavor, Feilmeier was Owner/Executive Vice President for Electronic Media One, an outdoor advertising company.  Electronic Media One was sold to Pioneer Corporation, a Division of the Omaha World Herald and the McCarthy Group.

Maurice Shanley, Secretary/Treasurer, Chief Financial Officer

Shanley is a Certified Public Accountant with 28 years experience in a variety of business disciplines.  After several years in public accounting Shanley has worked in positions as Chief Financial Officer, Vice President Finance and as General Manager.  He received his BS Degree from the University of Nebraska at Omaha and is a member of the Nebraska Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

BOARD COMPOSITION AND COMMITTEES

As a result of the Stock Exchange, Keith Feilmeier is the sole member of the Board of Directors of the Company. Consequently, the Company does not have any independent directors and the Board of Directors does not have audit, compensation or other committees.

DIRECTOR COMPENSATION

Our sole director, Keith Feilmeier, does not receive any additional salary or other compensation for serving as a director.

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

None of our directors or officers or their respective associates or affiliates is indebted to us.

LEGAL PROCEEDINGS

As of the date of this Current Report on Form 8-K, there is no material proceeding as to which any director, officer, affiliate or stockholder of the Company is a party adverse to the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in the Company.  Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they filed.  To our knowledge, based solely on our review of the copies of reports furnished to us and written representation that no other reports were required, during the fiscal year ended December 31, 2002, these persons complied with all Section 16(a) filing requirements.  The former officers of the Company all resigned as part of the reorganization plan in June, 2004.

sITEM 10.

EXECUTIVE COMPENSATION

CERTAIN DISCUSSIONS FOLLOWING REGARDING EXECUTIVE COMPENSATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE PENDING BANKRUPTCY FILED ON SEPTEMBER 26, 2003.

The following table sets forth all compensation awarded or earned during the last three fiscal years by the Company’s Chief Executive Officer, and the four other executive officers who were serving at the end of our last completed fiscal year (the “Named Executive Officers”)

Annual Compensation

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Long Term Compensation Securities Underlying Options (#)

Brown Williams Chairman of the Board and President, Interactive Technologies	2003 2002 Transition 2001	(1) $ 247,917 136,406 250,000	--- --- ---	(1) $ 10,000 470,000 260,000 (3)

David Sitt (4) Co-Chief Executive Officer	2003 2002 Transition	(1) $ 245,000 57,366 (5)	$ 16,667 (6) 14,583 (6)	(1) $ 180,000 ---

Robert Sonabend (4) Co-Chief Executive Officer	2003 2002 Transition	(1) $ 245,000 57,366 (5)	$ 16,667 (6) 14,583 (6)	(1) $ 80,000 ---

Howard J. Kennedy Vice President of Convergence	2003 2002 Transition 2001	(1) $ 170,000 91,201 168,701	--- --- ---	(1) --- $ 50,000 ---

#

Gene Dwyer Vice President and Chief Technology Officer	2003 2002 Transition 2001	(1) $ 180,000 97,212 177,836	--- --- ---	(1) $ 50,000 --- $ 115,000

Samuel A. McCleery Vice President of Business Development	2003 2002 Transition 2001	(1) $ 175,000 116,539 160,000	--- --- ---	(1) $ 25,000 $ 100,000 $ 85,000 (9)

------------------------------

(1)

Effective December 21, 2001, PVI changed its fiscal year end from June 30 to December 31.  “Transition” refers to the six-month transition period that began July 1, 2001 and ended December 31, 2001.  Years 2002, 2001 and 2000 refer to the fiscal years ended December 31, 2002 and June 30, 2001 and 2000, respectively.

(2)

Represents the amount we contributed to the 401(k) Plan.

(3)

Includes 250,000 shares underlying outstanding options that were repriced on February 2, 2001.

(4)

Individual was appointed to serve as one of our interim co-Chief Executive Officers in November 2001.

(5)

Represents amount paid for services rendered as Corporate Vice President and Publicidad from September 2001 to December 2001, and amount earned for services rendered as one of PVI’s interim co-Chief Executive Officers from November 2001 to December 2001.

(6)

Represents bonus equal to 30 days’ pay, of which 15 days’ pay was required to be paid in accordance with Mexican law.

(7)

Includes $35,328 in sales commissions paid to him, and $4,146 that we contributed to the 401(k) Plan on his behalf.

(8)

Includes $2,750 in sales commission paid to him, and $4,184 that we contributed to the 401(k) Plan on his behalf.

(9)

Includes 50,000 shares underlying outstanding options that were repriced on February 2, 2001.

#

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 24, 2004 by: (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) each of the Named Executive Officers; and (iv) all directors and Named Executive Officers of the Company as a group.  (Each person named below has an address sin care of the Company’s principal executive offices.)  The Company believes that each person named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holder, subject to community property laws where applicable.

		Percent	Number	Note

Keith Feilmeier	Director, President, Chief Executive Officer, Chief Operations Officer	18%	2,996,750	1,2,3,4,6

Maurice Shanley	Secretary/Treasurer, Chief Financial Officer	1%	500,000	1,2,3

Wayzata, LLC	Shareholder	11%	1,900,000	1,2,3,5

--------------------

(1)   On July 28, 2004, there were 10,262,339 shares of common stock of the Company outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2)   Under applicable rules promulgated by the Securities and Exchange Commission (“SEC”)pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security.  Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(3)   In determining the percent of common stock of the Company owned by a person (a) the numerator is the number of shares of common stock of the Company beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 10,262,339 shares of common stock of the Company outstanding on July 28, 2004, and (ii) any shares of common stock of the Company which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)   Includes 2,996,750 shares owned by Judith Feilmeier, 20740 Timber Land Drive, Omaha, Nebraska, wife of Keith Feilmeier.

(5)   Includes 1,900,000 shares of Wayzata LLC, 30 Widewater Road, Hilton Head Island, South Carolina, all of which is beneficially owned by Jerry Suess.

(6)   Judith Feilmeier is the wife of Keith Feilmeier.  She is the owner of the shares and by attrition Keith Feilmeier is denoted as the beneficial owner.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit

Number

Description

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

(b)

Reports on Form 8-K

Registrant’s Form 8-K filed January 8, 2003

Registrant’s Form 8-K filed January 29, 2003

Registrant’s Form 8-K filed February 21, 2003

Registrant’s Form 8-K filed March 13, 2003

Registrant’s Form 8-K filed May 20, 2003

Registrant’s Form 8-K filed June 12, 2003

Registrant’s Form 8-K filed June 26, 2003

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

ITEM 14.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph as the Bankruptcy is still pending.

* * * * *

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABRIEL TECHNOLOGIES CORPORATION

Registrant

Date: December 13, 2004

By:

/s/   Keith R. Feilmeier

Keith R. Feilmeier, Chief Executive Officer,

President, Director and Principal Executive

Officer

By:

/s/   Maurice Shanley

Maurice Shanley, Chief Financial Officer and

Executive Vice President

(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Keith R. Feilmeier

Keith R. Feilmeier

Chief Executive Officer                   December 13, 2004

President, Director and

Principal Executive Officer

/s/   Maurice Shanley

Maurice Shanley

Chief Financial Officer                   December 13, 2004

Executive Vice President

(Principal Financial and

Accounting Officer)

#

Gabriel Technologies Corporation

(fka Princeton Video Image, Inc.)

Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Gabriel Technologies Corporation (fka Princeton Video Image, Inc.)(a Delaware Corporation) as of December 31, 2003, the related statements of operations and other comprehensive income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Princeton Video Image, Inc. as of December 31, 2002, were audited by other auditors whose report dated March 31, 2003, on those statements included an explanatory paragraph that described as discussed in Note 1 to the financial statements that the Company had experienced recurring losses and insufficient cash flows from operations which raised a substantial doubt if the Company could continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gabriel Technologies Corporation (fka Princeton Video Image, Inc.) as of December 31, 2003 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1, in May 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court and subsequent sale of all discontinued operations.  The Company is emerging from the bankruptcy without any continuing operations and will combine with another operating company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

December 10, 2004

#

GABRIEL TECHNOLOGIES CORPORATION
(FKA PRINCETON VIDEO IMAGE, INC.)
BALANCE SHEETS

	December 31,	December 31,
	2003	2002
		(Restated)
ASSETS

Current Assets:
Cash	$-	$-
Total current assets	-	-

Net assets from discontinued operations	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Liabilities not subject to compromise:	50,686
	-	-
Total current liabilities not subject to compromise	50,686	-

Liabilities subject to compromise
Creditors holding secured claims	8,165,866	-
Creditors holding unsecured priority claims	-	-
Creditors holding unsecured nonpriority claims	5,663,698	-
Total liabilities subject to compromise	13,829,564	-

Net liabilities of discontinued operations	-	3,064,673

COMMITMENTS AND CONTINGENCIES	-	-
Preferred stock, $4.50 par value, 11,363 shares
authorized, issued and outstanding	82,586	81,819
Preferred stock, $5.00 par value, 12,834 shares
authorized, issued and outstanding	99,775	98,813
Common stock, $0.001 par value, 60,000,000 shares
authorized, 63,384 shares issued and outstanding	63	61
Additional paid-in capital	87,377,016	87,348,580
Other comprehensive income	(34,273)	9,438
Accumulated deficit	(101,405,417)	(90,603,384)

Total stockholders' equity (deficit)	(13,880,250)	(3,064,673)

Total liabilities and stockholders' equity (deficit)	$-	$-

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO, INC)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the year ended December 31,
	2003	2002
		(Restated)

Revenues, net	$-	$-

Total cost of revenue	-	-

Gross profit	-	-

Operating expenses

Net loss from continuing operations before reorganization items
and income taxes	-	-

Income taxes	-	-

Reorganization items	(50,686)	-

Loss from discontinued operations, net of income taxes	(10,751,347)	(21,207,709)

Net gain (loss)	$(10,802,033)	$(21,207,709)

Accretion of preferred stock dividends	(1,689)	(6,918)

Net loss available to common stockholders	$(10,803,722)	$(21,214,627)

Other comprehensive income (loss)
Foreign currency adjustment	(43,711)	(14,104)

Comprehensive income (loss)	(10,847,433)	(21,228,731)

Basic and diluted net loss per common share, discontinued operations	$(170.45)	$(334.70)

Weighted average shares outstanding	63,384	63,384

#

PRINCETON VIDEO IMAGE, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	SERIES A CONVERTIBLE		SERIES B CONVERTIBLE				ADDITIONAL		OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID IN	UNEARNED	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	COMPENSATION	INCOME	(DEFICIT)	TOTAL
Balance, December 31, 2001	11,363	78,751	12,834	94,963	57,102	$57	$80,505,998	$(81,926)	$23,542	$(69,395,675)	$11,225,710

Issuance of common stock for acquisition of SciDel	-	-	-	-	4,293	4	2,560,172	-	-	-	2,560,176

Issuance of warrants for acquisition of SciDel	-	-	-	-	-	-	775,557	-	-	-	775,557

Issuance of common stock for stock options exercises	-	-	-	-	12	-	5,705	-	-	-	5,705

Adjustments to Cablevision warrants in connection
with financing transaction	-	-	-	-	-	-	2,780,607	-	-	-	2,780,607

Issuance of warrants for license agreements	-	-	-	-	-	-	167,729	-	-	-	167,729

Issuance of common stock in connection with 401k match	-	-	-	-	218	-	231,190	-	-	-	231,190

Issuance of common stock options for services	-	-	-	-	-	-	328,540	-	-	-	328,540

Accretion of preferred stock dividends	-	3,068	-	3,850	-	-	(6,918)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(14,104)	-	(14,104)

Amortization of unearned compensation	-	-	-	-	-	-	-	81,926	-	-	81,926

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	-	(21,207,709)	(21,207,709)

Balance, December 31, 2002	11,363	81,819	12,834	98,813	61,625	61	87,348,580	-	9,438	(90,603,384)	(3,064,673)

Miscellaneous adjustments for reverse stock split	-	-	-	-	1,759	2	30,125	-	-	-	30,127

Accretion of preferred stock dividends	-	767	-	962	-	-	(1,689)	-	-	-	40

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(43,711)	-	(43,711)

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	-	(10,802,033)	(10,802,033)

Balance, December 31, 2003	11,363	82,586	12,834	99,775	63,384	$63	$87,377,016	$-	$(34,273)	$(101,405,417)	$(13,880,250)

GABRIEL TECHNOLOGIES CORPORATION
(FKA PRINCETON VIDEO IMAGE, INC.)
Statements of Cash Flows

	For the year ended December 31
	2003	2002
		(Restated)
Cash flows from operating activities:
Net loss	$-	$-
Net loss from discontinued operations	(10,802,033)	(21,207,709)
	(10,802,033)	(21,207,709)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Increase in liabilities not subject to compromise	50,686	-
Net cash used by discontinued operations	9,813,926	10,325,129
Net cash used in operating activities	(937,421)	(10,882,580)

Cash flows from investing activities:
Net cash used by discontinued operations	-	(970,798)
Net cash provided by investing activities	-	(970,798)

Cash flows from financing activities:
Net cash used by discontinued operations	-	3,614,628
Net cash provided by financing activities	-	3,614,628

Net increase (decrease) in cash and cash equivalents	(937,421)	(8,238,750)
Foreign exchange impact on cash	-	(121,603)

Cash and cash equivalents at beginning of period	937,421	8,360,353

Cash and cash equivalents at the end of the period	$-	$-

Supplemental cash flow disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions
Additional fair value of warrant and debt given to Cablevision	-	2,415,283
Non-cash exchange of iPoint license and equipment
for reduction of advance payments net of deferred revenue	-	(497,788)
Fair value of warrants/stock issued for acquisition of SciDel	-	3,335,733
Warrants issued for license agreements	-	167,729

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Effective August 16, 2004, Princeton changed its name to Gabriel Technologies Corporation.

In June 2004, the Gabriel Technologies, LLC acquired all the issued and outstanding units of FRK, LLC.  FRK is a wholly owned subsidiary at June 30, 2004.  See note 8.

Going Concern

As more fully described in Note 3, Princeton Video Image, Inc. filed Bankruptcy in May 2003.  The Company originally operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court, but was subsequently converted to a Chapter 11 liquidation with the corporate entity emerging from the bankruptcy in June 2004.  The Company has no continuing operation as of December 31, 2003.  In July 2003, the operating company Gabriel LLC was merged into this corporate entity.  The Company can not continue as a going concern until the Gabriel LLC acquisition was completed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have an impact on the financial position or results of operations of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities: (hereinafter “SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003.  The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (hereinafter “SFAS No. 148”) on “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options.  SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements.  Historically, the Company has recorded stock based compensation and therefore there are no disclosure requirements of SFAS No. 148 in these financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  All costs associated

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.

The Company’s recorded no bad debt expense for the years ended December 31, 2003 and 2002.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, which provides for calculation of "basic" and "diluted" earnings (loss) per share.  Basic loss per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share amounts have not been presented in the accompanying consolidated statements of operations because the

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Company had net losses for both years and, accordingly, the assumed effects of the exercise of outstanding options and warrants and the application of the treasury stock method, the assumed effects of the conversion of outstanding convertible debentures, including any related adjustments to interest expense, and the assumed effects of the conversion of shares of preferred stock would have been anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include net assets from discontinued operations, creditors holding secured claims, creditors holding unsecured priority claims, and creditors holding unsecured non-priority claims.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and 2002.

Stock Options and Warrants:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options and warrants to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options and warrants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

In accordance with SFAS 123, the Company will recognize the cost of preferred or common shares, options, warrants and other equity instruments issued to non-employees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost or another appropriate expense or prepaid expense account and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of shares, options, warrants and similar equity instruments were estimated based on the minimum value method prior to the Exchange and the Black-Scholes option pricing method after the Exchange (which are methods that meet the criteria set forth in SFAS 123) based on the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

Stock Split

On June 10, 2004, the Bankruptcy Court ordered that the common stock of the Company be diluted by reverse split of issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed into 300th of 1 share of common stock at a $0.001 par value.  All share, per share, authorized, common stock, and additional paid-in capital amounts have been restated for all periods presented to reflect the reverse stock split.

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event that future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  (See Note 5.)

Long-lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable.  The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.  All costs associated with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented, and only had the effect of disclosing  discontinued operations or the bankruptcy of the Company in the financial statements for 2003 and 2002.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Voluntary Bankruptcy

On May 29, 2003, the Company and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

“Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations (See Note 3).

Revenue Recognition

Products are shipped FOB shipping point and title passes upon shipment.  The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.  The operations for 2003 and 2002, and their revenue recognition will be different from any further operations may be.

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

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Accounting Impact

These audited consolidated financials statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.  As of December 31, 2003, the reorganization liabilities not subject to compromise were $50,686.

The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2003:

Creditors holding secured claims

    $   8,165,866

Creditors holding unsecured nonpriority claims

         5,663,698

Total liabilities subject to compromise

    $  13,829,564

Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding.  For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transaction and events that are directly associated with the reorganization from the ongoing operations of the business.  Certain expenses not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items.  (See Note 7.)

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

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

NOTE 5 – STOCK OPTIONS AND WARRANTS

The following discussion is applicable to the periods prior to the bankruptcy filing.  All of the outstanding stock options, warrants or rights are expected to be terminated by the rulings of the Bankruptcy Court.

The Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees. During 2002, the exercise price of options granted to employees was equal to or greater than the fair market value of the stock at the date of grant and, accordingly, no earned or unearned compensation cost was recognized for options granted to employees. The Company recognized compensation cost of $243,000 as a result of the issuance of warrants to purchase 1,314 shares to officers in 2002. During 2001, the Company granted options to purchase 978 shares to employees. The exercise price of options granted was $41 per share and the fair market value per share of common stock was $140 per share. Accordingly, a charge of $99 per share, or an aggregate charge of $803,910, was initially recorded as unearned compensation with an offsetting credit to additional paid-in capital. During 2002, options to purchase 1,152 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $118,110. The unearned compensation is being amortized over the respective vesting periods of the options of three to four years. During 2002, the Company amortized $157,321 of unearned compensation. The remaining balance of unearned compensation of $329,028 as of December 31, 2003 and 2002, respectively, has been reflected as a reduction of stockholders' equity (deficit).

The fair value of each option granted was estimated as of the date of grant using the Black Scholes option pricing model in 2002 and the minimum value method in 2001 in accordance with SFAS 123.

Expected volatility	83.5% - 108%
Risk free interest rate	4%
Expected years of options/warrant lives	3-5 years
Expected dividends	0%

Issuance of options and warrants to employees:

During 2002, the Company issued warrants to purchase 1,314 shares of the Company's common stock to two of its officers as additional compensation. The warrants have an exercise price of $164 per share and expire on September 30, 2007. The fair value of the warrants on the date of issuance was, effectively, $353 per share.  In accordance with the provisions of APB 25, the Company recognized compensation cost of $243,000 as a result of the issuance of these warrants based on the excess of the fair value of the underlying stock at the date of grant over the amount the employee must pay to acquire the stock.

In addition, the Company has a stock option plan (the "Option Plan") which provides for the issuance of incentive stock options to employees and consultants of the Company for the purchase of common stock. The term of each option, including the vesting provisions and the manner of exercise, is determined by the Board of Directors. Options granted to employees and consultants have a maximum of ten years from the date of grant to exercise their options. As of December 31, 2002, the Company had 22,103 shares reserved for issuance under the Option Plan.

NOTE 6 – DISCONTINUED OPERATIONS

During the year ended December 31, 2003, PVI elected to fully dispose of its prior operations and the resulting net loss associated with discontinued operations of $10,802,033 for the year then ended and restated losses for the year ended December 31, 2002 of $21,207,709.  The following is the creditors subject to compromise as of December 31, 2003.

Creditors holding secured claims	$8,165,866
Creditors holding unsecured nonpriority claims	5,663,698
Total liabilities subject to compromise	$13,829,564

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

NOTE 7 – REORGANIZATION ITEMS

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations.  The following reorganization items were incurred during the period ended December 31, 2003:

December 31, 2003

Court Costs and legal fees

            $50,686

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted stock:

All transactions involving issuances by the Company of shares of the Company's common stock and other securities during June 30, 2003 and December 31, 2002, respectively, involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

On January 3, 2002, Gabriel Technologies Corporation (fka Princeton Video Image, Inc.) completed a share exchange transaction (the “Exchange Transaction”) with EliteAgents, Inc. (“EliteAgents”), whereby Gabriel Technologies Corporation (fka Princeton Video Image, Inc.) issued shares of its common stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents.  EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey correspondent mortgage banker.  The name was changed to QuickFinance, Inc. and then to EliteAgents, Inc. in March 2000.  Following the Exchange Transaction, EliteAgents, Inc. amended its Articles of Incorporation to change its name to EliteAgents Mortgage Services Inc. in February, 2002.  As a result of the Exchange Transaction, EliteAgents became a wholly owned subsidiary of Gabriel Technologies Corporation (fka Princeton Video Image, Inc.) for legal purposes and the continuing operating entity for accounting purposes.  All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split.

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

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

All preferred stock was cancelled by order of the Bankruptcy Court in June 2004.

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

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events

On February 25, 2004, PVI filed its First Modified Plan of Liquidation and its First Modified Disclosure Statement in support of the Modified Plan.  On March 3, 2004, the Bankruptcy Court pre-empted the Company, as Debtor-in-Possession, the authority to execute a convertible promissory note, pursuant to U.S.C. §§105, 361, 362 and 364, and Bankruptcy Rule 4001, which authorized the Debtor to obtain incur post-Petition financing.  The funds received under the Convertible Promissory Note were for the payment of administrative expenses in the amount of $37,500.  The Note is convertible into a total of 500,000 common shares and 5,500,000 warrants issued pursuant to Section 1145 of the Bankruptcy Code and exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of a security.

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

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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