Form 10QSB
period 2004-03-31
GABRIEL TECHNOLOGIES CORP
filed 2004-12-16
CIK 1009833

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

================================================================================

#

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO IMAGE, INC)
BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	Unaudited
ASSETS

Current Assets:
Cash	$-	$-
Total current assets	-	-

Net assets from discontinued operations	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Liabilities not subject to compromise:	172,218	50,686
	-	-
Total current liabilities not subject to compromise	172,218	50,686

Liabilities subject to compromise
Creditors holding secured claims	8,165,866	8,165,866
Creditors holding unsecured priority claims	-	-
Creditors holding unsecured nonpriority claims	5,663,698	5,663,698
Total liabilities subject to compromise	13,829,564	13,829,564

Net liabilities of discontinued operations	-	-

COMMITMENTS AND CONTINGENCIES	-	-
Preferred stock, $4.50 par value, 11,363 shares
authorized, issued and outstanding	82,586	82,586
Preferred stock, $5.00 par value, 12,834 shares
authorized, issued and outstanding	99,775	99,775
Common stock, $0.001 par value, 60,000,000 shares authorized
63,384 shares issued and outstanding, respectively	63	63
Additional paid-in capital	87,377,016	87,377,016
Other comprehensive income	(34,273)	(34,273)
Accumulated deficit	(101,526,949)	(101,405,417)

Total stockholders' equity (deficit)	(14,001,782)	(13,880,250)

Total liabilities and stockholders' equity (deficit)	$-	$-

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO IMAGE, INC)
STATEMENTS OF OPERATIONS
	For the three months ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)

Revenues, net	$-	$-

Total cost of revenue	-	-

Gross profit	-	-

Operating expenses	-	-

Net loss from continuing operations before reorganization items
and income taxes	-	-

Income taxes	-	-

Reorganization items	(121,532)	-

Loss from discontinued operations, net of income taxes	-	(3,999,576)

Net loss available to common stockholders	$(121,532)	$(3,999,576)

Basic and diluted net loss per common share, discontinued operations	$(1.92)	$(63.10)

Weighted average shares outstanding	63,384	63,384

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO IMAGE, INC)
STATEMENT OF CASH FLOWS

	For the three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(121,532)	$-
Net loss from discontinued operations	-	(3,999,576)
	(121,532)	(3,999,576)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Increase in liabilities not subject to compromise	121,532	-
Net operating cash provided by discontinued operations	-	2,177,800
Net cash used in operating activities	-	(1,821,776)

Cash flows from investing activities:
Net investment cash flows used by discontinued operation	-	(48,065)
Net cash provided by investing activities	-	(48,065)

Cash flows from financing activities:
Net cash flows provided by discontinued operations	-	1,562,444
Net cash provided by financing activities	-	1,562,444

Net increase (decrease) in cash and cash equivalents	-	(307,397)
Foreign exchange impact on cash		14,375

Cash and cash equivalents at beginning of period	-	937,421

Cash and cash equivalents at the end of the period	$-	$644,399

Supplemental cash flow disclosures
Interest paid	$-	$16,790
Income taxes paid	$-	$11,297

#

Gabriel Technologies Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Princeton Video Image, Inc. (“PVI”) is a developer of virtual image technology that enables the insertion of computer-generated images into live or pre-recorded video broadcasts.  Through its patented computer vision technology Live Video Insertion System (“L-VIS(R)”), PVI provided virtual advertisements and programming enhancement for thousands of telecasts worldwide.  The L-VIS(R) advanced software and hardware platform incorporates virtual images, ranging from corporate logos to sophisticated three-dimensional animated video, into both live and pre-recorded broadcasts.

In collaboration with Cablevision, PVI developed iPoint (TM).  iPoint (TM) takes half of PVI’s L-VIS(R) system and puts it in a set-top-box. This enabled in-program broadcast advertising to be targeted to individual homes with customized video feeds delivered via cable, satellite, or online transmission.

PVI’s sales and marketing strategy was focused on enhancing the Company’s current relationships with its key constituents, which included rights holders, syndicators, leading advertising agencies, sports leagues, and prominent corporate sponsors, through a process of educating key decision-makers on the inherent value of the Company’s offering.  Accordingly, management emphasized a program of substantial personalized interaction between the Company’s sales, marketing, product development and engineering teams and those organizations that either adopted PVI’s technology or influenced the decision makers.

PVI’s marketing approach was to demonstrate that virtual advertising can create incremental advertising inventory for broadcasters, which they can use to generate incremental ad revenues.  PVI then participated in the new revenue stream created by virtual advertising as opposed to being a source of additional production cost.

PVI marketed services on a worldwide basis through licensing and royalty agreements, and through wholly owned subsidiaries Publicidad Virtual, S.A. de C.V. (“Publicidad”) headquartered in Mexico City, Mexico and Princeton Video Image Israel, Ltd (“PVI Israel”) headquartered in R’ananna, Israel.

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

In June 2004, the Company acquired all the issued and outstanding shares of FRK, LLC.  FRK is a wholly owned subsidiary at June 30, 2004.  See note 8.

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

Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the original year ending December 31, 2004, subsequently change to a transitional year end of June 30, 2004.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.  At March 31, 2004 and December 31, 2003, all Company receivables are considered collectible and no valuation allowance is deemed necessary.

The Company’s had no bad debt expense for the three month periods ended March 31, 2004 and March 31, 2003.

#

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Earnings Per Share

The Company adopted SFAS No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding March 31, 2004 and March 31, 2003 they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  See Note 4.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  The wholly owned subsidiaries of the Company are FRK, LLC and Gabriel Technologies, LLC.

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

NOTE 3 – PETITION FOR RELIEF UNDER CHAPTER 11

On May 29, 2003, Princeton Video Image, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Under Section 362 of the Bankruptcy code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company’s estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization.

Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy court and certain other conditions.  In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract.  Counterparties to these rejected contracts or leases may file proofs of claim against the Company’s estate for damages relating to such breaches.  The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts that have been or may be rejected.

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

In order to exit from Chapter 11 successfully, the Company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  At this time, it is not possible to know the effect of the Chapter 11 reorganization process on the Company’s business, creditors or stockholders or when the Company may emerge from Chapter 11.  The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

The Company substantially consummated the sale of its primary assets by way of a sales transaction.  On July 28, 2003, the Court authorized the Company to sell substantially all of its assets, which primarily consisted of mortgage origination software and other related intellectual property to PVI Virtual Media Services, LLC.

Accounting Impact

These audited consolidated financials statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7).  Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

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

#

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

NOTE 5 – DISCONTINUED OPERATIONS

During the year ended December 31, 2003, the Company elected to fully dispose of its prior operations and the resulting recorded costs associated with discontinued operations of $0 for the three months ended March 31, 2004.

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

#

NOTE 6 – REORGANIZATION ITEMS

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations.  The following reorganization items were incurred during the periods ended March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Court costs	$-	$500
Legal and associated costs	$121,532	$50,186

NOTE 7 - STOCKHOLDERS’ EQUITY

Restricted stock:

All transactions involving issuances by the Company of shares of the Company's common stock and other securities during December 31, 2003 and 2002, respectively, involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

Sales, issuances and cancellations of common stock:

In connection with the sale of common stock in 2000, the Company received a stock subscription receivable of $101,675. As of December 31, 2002, the stock subscription receivable had not been satisfied and, accordingly, it was cancelled and reversed against additional paid-in capital in 2002. Certain of the purchasers of shares of common stock in 2000 received warrants to purchase 3,841 shares of the Company's common stock at exercise prices ranging from $353 to $403 per share.  All of these warrants expired on December 31, 2002. During 2001, the Company issued warrants to purchase 310 shares of its common stock in exchange for services in connection with the sale of common stock in 2000. The warrants, which have an exercise price of $140 per share and expire on December 10, 2006, remained outstanding at December 31, 2002 and 2003.

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

Series A convertible preferred stock:

As discussed in Note 1, all of the shares of Series A convertible preferred stock were exchanged for shares of Princeton common stock on January 3, 2002.

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

As discussed in Note 1, all of the shares of Series B convertible preferred stock were exchanged for shares of Princeton common stock on January 3, 2002.

Forgiveness of officers' salaries:

Officers of the Company forgave salaries of $312,166 in 2003, of which $275,750 was earned in 2003 and $36,416 was earned in 2002, and officers of the Company forgave salaries of $409,333 in 2002, of which $367,666 was earned in 2002 and $41,667 was earned in 2001.

On July 28, 2004, Gabriel, LLC agreed to a share acquisition agreement with Gabriel Technologies, Corporation (GTC) (fka Princeton Video Image, Inc.) where Gabriel LLC’s outstanding member units of 10,000,000 were exchange for 10,000,000 shares of Common Stock of GTC.  This transaction was accounted for as a reverse merger recapitalization of Gabriel, LLC, with Gabriel, LLC as the continuing accounting entity.

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

Furthermore, during the quarter ended September 30, 2004 the Company issued 72,166 shares of common stock as part of a private placement including the exercise of 21,560 warrants.  Another 3,281,906 common stock shares were issued for prior investment deposits and the exercise of options and warrants.  The Company issued common stock shares for prior investment deposits for its agreements to invest in Trace and to acquire Cayuga totaling 3,550,000 common stock shares.  For services valued at $27,186, the Company issued 271,860 common stock shares.

Also during the quarter, the Company issued 750,000 shares for a note receivable of $1,875,000.  This note is treated as a common stock subscription payable wherein equity is reduced until satisfied.

NOTE 8 – SUBSEQUENT EVENTS

On February 25, 2004, the Company filed its First Modified Plan of Liquidation and its First Modified Disclosure Statement in support of the Modified Plan.  On March 3, 2004, the Bankruptcy Court pre-empted the Company, as Debtor-in-Possession, the authority to execute a Convertible Promissory Note, pursuant to U.S.C. §§105, 361, 362 and 364, and Bankruptcy Rule 4001, which authorized the Debtor to obtain incur post-Petition financing.  The funds received under the Convertible Promissory Note were for the payment of administrative expenses in the amount of $37,500.  The Note is convertible into a total of 500,000 common shares and 5,500,000 warrants issued pursuant to Section 1145 of the Bankruptcy Code and exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of a security.

On or about April 1, 2004, the Debtor filed its Second Modified Disclosure Statement in Support of the Modified Plan and on April 12, 2004 the Bankruptcy Court approved the Second Modified Disclosure Statement.  The Company served the Second Modified Disclosure Statement and Modified Plan in accordance with that certain Order Approving the Second Modified Disclosure Statement.  A hearing was set by the Court for June 10, 2004, to consider confirmation of the First Modified Plan.  The Court did subsequently approve the First Modified Plan and entered a written Order on June 15, 2004.  The Order provided that the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interest, with valid liens, claims, encumbrances and interest to attach to the proceeds of sale as set forth in the Plan herein referred to as a “Liquidating Trust”,

Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were to be liquidated and the proceeds paid per the approved claim schedule to creditors and for the administration of the estate.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right.  The Bankruptcy Court terminated the duties and positions of the then current directors and officers and appointed David Lennox as the sole director, president, secretary/treasurer until a successor was appointed and qualified.  The Plan, the Company $37,500, which was placed into the Liquidating Trust for the purchase of 6,000,000 shares of common stock, nondilutable.  The Plan also provided for the conversion of the Promissory Note pursuant to Section 1145(a) of the United States Bankruptcy Code into shares and warrants exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of a security.

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

On July 21, 2004, the Company’s Board of Directors approved the changing of the Company’s name to Gabriel Technologies Corporation, which action was effectuated by the Company filing an Amended Certificate of Incorporation with the Secretary of State of Delaware on the 23rd day of July, 2004.  The 20,000,000 shares authorized to be issued under the Bankruptcy Plan were relinquished and cancelled but for 200,000 restricted common shares.

On August 28, 2004, the Company acquired through stock exchange action Gabriel Technologies, LLC, based in Omaha, Nebraska.  The Company issued an aggregate of 10,000,000 of restricted common stock on a one-for-one basis to the membership holders of Gabriel Technologies, LLC.  Upon consummation of the stock exchange, the Company assumed the business operations of the now subsidiary Gabriel Technologies, LLC.

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

All of the following discussions regarding the financial condition and operations of Princeton Video Image, Inc. refer to operations which have been transferred and sold due to the Bankruptcy Court Order authorizing the sale of all operational assets on July 28, 2003.  The Company’s plan of operation is to be reorganized through a reverse acquisition

Since our inception in 1990, we have devoted substantially all of our resources to developing, testing, building and marketing the L-VIS(R) System, an electronic video insertion system based on patented proprietary technology that was designed to modify broadcasts to television viewers by inserting electronic video images. We incurred substantial operating losses since our inception and as of December 31, 2002, we had an accumulated deficit of approximately $101,405,000. This deficit is the result of product development expenses incurred in the development and commercialization of the Live Video Insertion System ("L-VIS(R) System") and iPoint(TM), an advanced application of PVI's patented technology that supports state of the art in-program advertising over the Internet or interactive television, expenses related to field testing of the L-VIS(R) System and its deployment pursuant to customer contracts, operating expenses relating to our field operations and sales and marketing activities, and general administrative costs.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, management including our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended March 31, 2004.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits Required by Item 601 of Regulation S-B

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

#

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

ITEM 7.

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

and Executive Vice President

(Principal Financial and

Accounting Officer)

#