Form 10KSB
period 2004-06-30
GABRIEL TECHNOLOGIES CORP
filed 2004-12-17
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[  ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from January 1, 2004 to June 30, 2004

Commission file number                             000-23415

GABRIEL TECHNOLOGIES CORPORATION

(formerly Princeton Video Image, Inc.)

(Name of small business issuer in its charter)

Delaware	22-3062052
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4538 S. 140th Street, Omaha, Nebraska	68137
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code))

Issuer’s telephone number:   (402) 614-0258

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
_______________None_______________________	__________None____________________________
______________________________________	______________________________________

Securities registered pursuant to Section 12(g) of the Exchange Act:

______Common Stock_____$.001 par value_______________________________________________

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

Yes  [ X ]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of September 30, 2004 the Company had 16,424,316 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [   ];    No [ X ]

#

GABRIEL TECHNOLOGIES CORPORATION

FORM 10-KSB

FOR THE YEAR ENDED JUNE 30, 2004

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

On or about February 25, 2004, the Company filed its First Modified Plan of Liquidation and First Modified Disclosure Statement in support of the modified plan.  The First Modified Plan and First Modified Disclosure Statement were amended on April 1, 2004.

Pursuant to the Order Confirming and Plan, all of the property of Company’s estate vested in the Plan Trustee, free and clear of all claims, liens, encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right.  The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors.  The Bankruptcy Court also ordered that the common stock of the Company be diluted by reverse split of issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed unto 300th of 1 share of common stock at a $0.001 par value.  The preferred shareholders took nothing under the Plan.

Pursuant to the Plan approved by the Order Confirming First Modified Plan of Liquidation entered by the U. S. Bankruptcy Court for the District of New Jersey, the Company emerged from bankruptcy and amended its Bylaws on July 21, 2004.  As part of the Plan of Reorganization, the Company did restate its Bylaws by changing its name and did also change its fiscal year as set forth in the Bylaws to that of June 30.  Formerly, the Bylaws did provide that the Company’s fiscal year was to end on December 31 of each calendar year.  Under the authority granted by the Bankruptcy Court, the Board of Directors changed the fiscal year as they believed the change to be in the best interest of the Company and will provide full disclosure and accurate information of the previous operations of the Company which have ceased and been discontinued.

Pursuant to the Order Confirming, the Bankruptcy Court approved the reorganization and, with the exception of certain debts which funded administrative expense during the reorganization, barred by injunctive relief and stay any and all rights, claims or interest which any creditors, claimants, equity security holder, or others may have had prior to the entry of the Order Confirming.

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

GENERAL

THE FOLLOWING INFORMATION IS APPLICABLE TO THE COMPANY UNTIL THE ASSETS OF THE COMPANY WERE SOLD ON JULY 28, 2003, PURSUANT TO THE ORDERS OF THE BANKRUPTCY COURT.

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

On or about February 25, 2004, the Company filed its First Modified Plan of Liquidation and First Modified Disclosure Statement in support of the modified plan.  The First Modified Plan and First Modified Disclosure Statement were amended on April 1, 2004.

Pursuant to the Order Confirming and Plan, all of the property of Company’s estate vested in the Plan Trustee, free and clear of all claims, liens, encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right.  The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors.  The Bankruptcy Court also ordered that the common stock of the Company be diluted by reverse split of issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed unto 300th of 1 share of common stock at a $0.001 par value.  The preferred shareholders took nothing under the Plan.

Pursuant to the Plan approved by the Order Confirming First Modified Plan of Liquidation entered by the U. S. Bankruptcy Court for the District of New Jersey, the Company emerged from bankruptcy and amended its Bylaws on July 21, 2004.  As part of the Plan of Reorganization, the Company did restate its Bylaws by changing its name and did also change its fiscal year as set forth in the Bylaws to that of June 30.  Formerly, the Bylaws did provide that the Company’s fiscal year was to end on December 31 of each calendar year.  Under the authority granted by the Bankruptcy Court, the Board of Directors changed the fiscal year as they believed the change to be in the best interest of the Company and will provide full disclosure and accurate information of the previous operations of the Company which have ceased and been discontinued.

Pursuant to the Order Confirming, the Bankruptcy Court approved the reorganization and, with the exception of certain debts which funded administrative expense during the reorganization, barred by injunctive relief and stay any and all rights, claims or interest which any creditors, claimants, equity security holder, or others may have had prior to the entry of the Order Confirming.

#

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

No meetings of the Company’s stockholders were held during the fiscal year ended December 31, 2003, the subsequent period for the year-end change of June 30, 2004.

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

2002
January 1 – March 1	714.00	414.30
April 1 – June 30	597.60	264.00
July 1 – September 30	315.30	171.30
October 1 – December 31	213.60	99.00

#

2003
January 1 – March 31	45.04	33.31
April 1 – June 30	0.90	0.60
July 1 – September 30	0.30	0.30
October 1 – December 31	0.15	0.15

2004
January 1 – March 31	0.30 (a)	0.30 (a)
April 1 – June 30	0.30 (a)	0.60 (a)

(a) These values were probably much less but the reverse stock split of one to 300 has a greater effect upon the minimum values quoted.

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

We are required to redeem the Series A preferred stock on a pro rata basis, at a price of $4.50 per share plus all accrued but unpaid dividends, out of 30% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. Subject to the prior redemption of all of the Series A preferred stock, we are required to redeem the Series B preferred stock, on a pro rata basis, at a price of $5.00 per share plus all accrued but unpaid dividends out of 20% of the amount, if any, by which our annual net income after taxes in any year exceeds $5 million, as shown on our audited financial statements. As of December 31, 2003, 11,363 shares of Series A preferred stock and 12,834 of Series B preferred stock were outstanding.  At June30, 2004, there were no longer any preferred shares outstanding as per the Order Confirming.

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

Plan of Operation

On May 29, 2003, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of New Jersey.  This allows Princeton to continue to operate while a plan of reorganization is finalized.  Liabilities subject to the bankruptcy proceeding include approximately $121,532 of post-Petition liabilities, prior to June 2004 Bankruptcy Court accounting and approximately $13,829,564 of liabilities deferred pursuant to Chapter 11 of the Bankruptcy Code.  These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

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

In conjunction with the bankruptcy adjustments during the six month period ending June 30, 2004, the Company recognized additional losses for reorganization items of $121,532 as compared to the year ending December 31, 2003 of $50,686.  Furthermore, in the six months ending June 30, 2004, the Company recognized a one-time gain in the bankruptcy restructuring of $13,892,509 mostly attributed to the liabilities subject to compromised being dismissed to the bankruptcy trust.

The losses from discontinued operations for the six months ended June 30, 2003 was $3,516,091 which by the year ended December 31, 2003 had become $(10,751,347).

Any future operations and revenues will be dependent on the merger with an operating company which was accomplished in July 2004.

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

#

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

On or about February 25, 2004, the Company filed its First Modified Plan of Liquidation and First Modified Disclosure Statement in support of the modified plan.  The First Modified Plan and First Modified Disclosure Statement were amended on April 1, 2004.

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

Pursuant to the Plan approved by the Order Confirming First Modified Plan of Liquidation entered by the U. S. Bankruptcy Court for the District of New Jersey, the Company emerged from bankruptcy and amended its Bylaws on July 21, 2004.  As part of the Plan of Reorganization, the Company did restate its Bylaws by changing its name and did also change its fiscal year as set forth in the Bylaws to that of June 30.  Formerly, the Bylaws did provide that the Company’s fiscal year was to end on December 31 of each calendar year.  Under the authority granted by the Bankruptcy Court, the Board of Directors changed the fiscal year as they believed the change to be in the best interest of the Company and will provide full disclosure and accurate information of the previous operations of the Company which have ceased and been discontinued.

Pursuant to the Order Confirming, the Bankruptcy Court approved the reorganization and, with the exception of certain debts which funded administrative expense during the reorganization, barred by injunctive relief and stay any and all rights, claims or interest which any creditors, claimants, equity security holder, or others may have had prior to the entry of the Order Confirming.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages 27 through 33.

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

ITEM 10.

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

#

Annual Compensation

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Long Term Compensation Securities Underlying Options (#)

Brown Williams Chairman of the Board and President, Interactive Technologies	2004 2003 2002 Transition	(1) (1) $ 247,917 136,406	--- ---	(1) (1) $ 10,000 470,000

David Sitt (4) Co-Chief Executive Officer	2004 2003 2002 Transition	(1) (1) $ 245,000 57,366 (5)	$ 16,667 (6) 14,583 (6)	(1) (1) $ 180,000 ---

Robert Sonabend (4) Co-Chief Executive Officer	2004 2003 2002 Transition	(1) (1) $ 245,000 57,366 (5)	$ 16,667 (6) 14,583 (6)	(1) $ 80,000 ---

Howard J. Kennedy Vice President of Convergence	2003 2002 Transition	(1) $ 170,000 91,201	--- ---	(1) --- $ 50,000

Gene Dwyer Vice President and Chief Technology Officer	2004 2003 2002 Transition	(1) (1) $ 180,000 97,212	--- ---	(1) (1) $ 50,000 ---

Samuel A. McCleery Vice President of Business Development	2004 2003 2002 Transition	(1) (1) $ 175,000 116,539	--- ---	(1) (1) $ 25,000 $ 100,000

------------------------------

(1)

Effective December 21, 2001, PVI changed its fiscal year end from June 30 to December 31.  “Transition” refers to the six-month transition period that began July 1, 2001 and ended December 31, 2001.  Years 2002, 2001 and 2000 refer to the fiscal years ended December 31, 2002 and June 30, 2001 and 2000, respectively.  Subsequently in 2003, the Company filed bankruptcy and these executives received no further compensation.

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

Gabriel Technologies Corporation

(fka Princeton Video Image, Inc.)

Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Gabriel Technologies Corporation (fka Princeton Video Image, Inc.)(a Delaware Corporation) as of June 30, 2004 and December 31, 2003, and the related statements of operations and other comprehensive income, stockholders’ equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gabriel Technologies Corporation (fka Princeton Video Image, Inc.) as of June 30, 2004 and December 31, 2003 and the results of its operations, stockholders equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

December 10, 2004

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO, INC) BALANCE SHEETS

			June 30,
	June 30,	December 31,	2003
	2004	2003	(Unaudited)
ASSETS

Current Assets:
Cash	$-	$-	-
Total current assets	-	-	-

Net assets from discontinued operations	-	-	7,236,985
Total assets	-	-	7,236,985

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Liabilities not subject to compromise:	-	50,686	-
Convertible note payable	37,500	-	-
Total current liabilities not subject to compromise	37,500	50,686	-

Liabilities subject to compromise
Creditors holding secured claims	-	8,165,866	8,165,866
Creditors holding unsecured nonpriority claims	-	5,663,698	5,663,698
Total liabilities subject to compromise	-	13,829,564	13,829,564

Net liabilities of discontinued operations	-	-	-

COMMITMENTS AND CONTINGENCIES	-	-	-
Preferred stock, $4.50 par value, 11,363 shares
authorized, issued and outstanding	-	82,586	82,586
Preferred stock, $5.00 par value, 12,834 shares
authorized, issued and outstanding	-	99,775	99,775
Common stock, $0.001 par value, 60,000,000 shares authorized
63,384 shares issued and outstanding	263	63	63
Additional paid-in capital	-	87,377,016	87,377,016
Other compresentative income	-	(34,273)	(34,273)
Accumulated deficit	(37,763)	(101,405,417)	(94,117,746)

Total stockholders' equity (deficit)	(37,500)	(13,880,250)	(6,592,579)

Total liabilities and stockholders' equity (deficit)	$-	$-	$7,236,985

#

GABRIEL TECHNOLOGIES CORPORATION (fka PRINCETON VIDEO, INC)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the period ending
	June 30,	December 31,	June 30,
	2004	2003	2003

Revenues, net	$-	$-	-

Total cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses

Net loss from continuing operations before reorganization items
and income taxes	-	-	-

Income taxes	-	-	-

Reorganization items	(121,532)	(50,686)	-

Gain (loss) from discontinued operations and bankruptcy
restructuring, net of income taxes	13,892,509	(10,751,347)	(3,516,091)

Net gain (loss)	$13,770,977	$(10,802,033)	(3,516,091)

Accretion of preferred stock dividends	-	(1,689)	-

Net loss available to common stockholders	$13,770,977	$(10,803,722)	(3,516,091)

Other comprehensive income (loss)
Foreign currency adjustment	34,273	(43,711)	-

Comprehensive income (loss)	13,805,250	(10,847,433)	(3,516,091)

Basic and diluted net loss per common share, discontinued operations	$174.83	$(170.45)	(55.47)

Weighted average shares outstanding	78,769	63,384	63,384

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO, INC)
STATEMENT OF CASH FLOWS

	For the period ended
	June 30,	December 31,	June 30,
	2004	2003	2003
	(Audited)	(Audited)	(Unaudited)
Cash flows from operating activities:
Net income	$13,770,977	$-	$-
Net gain from discontinued operations	(13,892,509)	3,027,531	(3,516,091)
	(121,532)	3,027,531	(3,516,091)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Liabilities not subject to compromise transferred to bankruptcy trust	121,532	-	-
Increase in liabilities not subject to compromise	-	50,686	-
Net cash used by discontinued operations	-	(4,015,638)	2,578,670
Net cash used in operating activities	-	(937,421)	(937,421)

Cash flows from investing activities:			-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash and cash equivalents	-	(937,421)	(937,421)
Foreign exchange impact on cash	-	-

Cash and cash equivalents at beginning of period	-	937,421	937,421

Cash and cash equivalents at the end of the period	$-	$-	$-

Supplemental cash flow disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO IMAGE, INC.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	SERIES A CONVERTIBLE		SERIES B CONVERTIBLE				ADDITIONAL	OTHER
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	(DEFICIT)	TOTAL
Balance, December 31, 2002	11,363	$81,819	12,834	$98,813	61,625	$61	$87,348,580	$9,438	$(90,603,384)	$(3,064,673)

Miscellaneous and reverse stock split adjustments	-	-	-	-	1,759	2	30,125	-	-	30,127

Accretation of preferred stock dividends	-	767	-	962	-	-	(1,689)	-	-	40

Foreign currency translation adjustments	-	-	-	-	-	-	-	(43,711)	-	(43,711)

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	(10,802,033)	(10,802,033)

Balance, December 31, 2003	11,363	82,586	12,834	99,775	63,384	63	87,377,016	(34,273)	(101,405,417)	(13,880,250)

Net income for the six months ended June 30, 2004	-	-	-	-	-	-	-	-	13,770,977	13,770,977

Net change in other comprehensive income	-	-	-	-	-	-	-	34,273	-	34,273

Restructuring under banruptcy:

Cancellation of preferred stocks	(11,363)	(82,586)	(12,834)	(99,775)	-	-	182,361	-	-	-

Issuance of common stock for investor rights	-	-	-	-	200,000	200	37,300	-	-	37,500

Restructuring eliminations	-	-	-	-	-	-	(87,596,677)	-	87,596,677	-

Balance, June 30, 2004	-	$-	-	$-	263,384	$263	$-	$-	$(37,763)	$(37,500)

#

GABRIEL TECHNOLOGIES CORPORATION
(fka PRINCETON VIDEO, INC)
STATEMENT OF CASH FLOWS

	For the period ended
	June 30,	December 31,	June 30,
	2004	2003	2003
	(Audited)	(Audited)	(Unaudited)
Cash flows from operating activities:
Net income	$13,770,977	$-	$-
Net gain from discontinued operations	(13,892,509)	3,027,531	(3,516,091)
	(121,532)	3,027,531	(3,516,091)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Liabilities not subject to compromise transferred to bankruptcy trust	121,532	-	-
Increase in liabilities not subject to compromise	-	50,686	-
Net cash used by discontinued operations	-	(4,015,638)	2,578,670
Net cash used in operating activities	-	(937,421)	(937,421)

Cash flows from investing activities:			-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash and cash equivalents	-	(937,421)	(937,421)
Foreign exchange impact on cash	-	-

Cash and cash equivalents at beginning of period	-	937,421	937,421

Cash and cash equivalents at the end of the period	$-	$-	$-

Supplemental cash flow disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Going Concern

As more fully described in Note 3, Princeton Video Image, Inc. filed Bankruptcy in May 2003.  The Company originally operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court, but was subsequently converted to a Chapter 11 liquidation with the corporate entity emerging from the bankruptcy in June 2004.  Princeton has no continuing operation as of June 30, 2003.  In July 2003, the operating company Gabriel LLC was merged into this corporate entity.  The Company can not continue as a going concern until the Gabriel LLC acquisition was completed.

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

JUNE 30, 2004

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

JUNE 30, 2004

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented, and only had the effect of disclosing discontinued operations or the bankruptcy of the Company in the financial statements for 2003.

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

JUNE 30, 2004

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

JUNE 30, 2004

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 4 – INCOME TAXES

For the six months ended June 30, 2004, the Company recognized a gain on discontinued operations of $13,892,509, arising from the bankruptcy relief received concerning the prior liabilities subject to compromise of approximately $13,800,000 and the settlement of agreements with certain investors which advanced operating funds to the Company.  The Company issued 200,000 shares of common stock and affirmed a continuing convertible note payable of $37,500.  The convertible note payable pays interest at 6% per annum and has conversion rights to convert into 6,000,000 shares of common stock.  In negotiations after June 30, 2004, the continuing company agreed to convert this loan into 500,000 shares of common stock and 5,500,000 warrants exercisable at $25 for up to 10 years.  The Company will have to leave an accumulated deficit of $37,763 until a recapitalization is completed.  This allows for the $263 in common stock and the convertible note for $37,500 to be transferred in the recapitalization.

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

The total liabilities subject to compromise of $13,829,564 was relieved by the Bankruptcy Court resulting in the recognition of $13,892,509 in gain from the release of all liabilities either subject to compromise or not subject to compromise.  Under the orders of the Bankruptcy Court, all of the remaining liabilities, other than the unconverted note payable of $37,000 were discharged.

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

#

GABRIEL TECHNOLOGIES CORPORATION

(FKA PRINCETON VIDEO IMAGE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

JUNE 30, 2004

NOTE 9 – SUBSEQUENT EVENTS

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