Form 10QSB
period 2004-09-30
GABRIEL TECHNOLOGIES CORP
filed 2004-12-20
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ________________________

Commission file number  000-23415

Gabriel Technologies Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	22-3062052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4538 South 140th Street, Omaha, Nebraska 68137
(Address of principal executive offices)

402-614-0258
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2004, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

GABRIEL TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,
	2004	June 30,
ASSETS	(Unaudited)	2004
CURRENT ASSETS
Cash and cash equivalents	$44,919	$1,126,863
Accounts receivable	260,729	217,755
Inventory	740,387	703,996
Notes receivable	2,433,227	1,047,179
Prepaid expenses	5,000	5,000
Total Current Assets	3,484,262	3,100,793
OTHER ASSETS
Equipment (net)	405,247	424,672
Patents (net)	43,878	33,054
Licenses (net)	92,500	95,000
Goodwill	1,517,792	1,517,792
Other assets	121,577	94,179
Investments	3,550,000	3,550,000
Deferred tax asset	1,006,809	695,390
Total Other Assets	6,737,803	6,410,087
TOTAL ASSETS	$10,222,065	$9,510,880
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$373,143	$205,572
Line of credit	486,422	486,422
Investment deposits	-	7,412,030
Other liabilities	53,444	56,443
Total Current Liabilities	913,009	8,160,467

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares
authorized, 16,424,316 and 10,000,000 shares issued
and outstanding, respectively	16,424	10,000
Additional paid-in capital	12,100,307	2,699,881
Stock options, warrants and rights	250,000	27,384
Subscription receivable	(825,000)	-
Accumulated deficit	(2,232,675)	(1,386,852)

TOTAL STOCKHOLDERS' EQUITY	9,309,056	1,350,413
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,222,065	$9,510,880

SEE ACCOMPANYING CONDENSED NOTES

GABRIEL TECHNOLOGIES CORPORATION
STATEMENT OF OPERATIONS

	3 months ending	3 months ending
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)

REVENUES	$177,043	$228,469
	-	-
COST OF GOODS SOLD	83,228	81,936

GROSS PROFIT	93,815	146,533

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	756,056	628,188
Professional fees	47,216	16,583
Total Expenses	803,272	644,771

INCOME FROM OPERATIONS	(709,457)	(498,238)

OTHER INCOME (EXPENSE)
Interest income	1,216	-
Financing expense	(440,000)	(27,384)
Interest expense	(9,001)	(823)

LOSS BEFORE TAXES	(1,157,242)	(526,445)

PROVISION FOR TAXES	311,419	187,592

NET LOSS	$(845,823)	$(338,853)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	12,782,658	9,141,000
FOR BASIC AND DILUTED CALCULATION
See Accompanying Condensed Notes

#

GABRIEL TECHNOLOGIES CORPORATION
STATEMENT OF CASH FLOWS
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$(595,823)	$(338,853)
Adjustments to reconcile net income to net cash used by
operating activities:
Amortization/Depreciation expense	24,940	4,252
Common stock issued for services	27,186	-
Stock options for financing charges	-	27,384
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	-	(16,200)
Other current assets	-	500
Other assets	(27,398)	(6,685)
Accounts receivable	(42,974)	(127,118)
Inventory	(36,391)	(270,944)
Deferred tax asset	(311,419)	(187,592)
Increase (decrease) in:
Accounts payable	167,571	(52,528)
Other liabilities	(2,999)	(9,963)
Net cash provided (used) by operating activities	(797,307)	(977,747)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net increase in notes receivable	(336,048)	(5,950)
Acquisition of equipment	(2,500)	(42,109)
Patent costs	(11,339)	(8,546)
Payments on note payable	-	(236,250)
Net cash provided (used) by investing activities	(349,887)	(292,855)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Line of credit	-	137,822
Adjustments to investment deposits	(41,250)	-
Cash from sales of equity, net of deposits	106,500	1,098,034
Net cash provided by financing activities	65,250	1,235,856

Net increase (decrease) in cash and cash equivalents	(1,081,944)	(34,746)

Cash and cash equivalents beginning of period	1,126,863	53,771

Cash and cash equivalents end of period	44,919	$19,025

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$5,338	$823

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for services	$27,186	$-
Stock options issued for services	$-	$27,384
Investment deposits converted to stock	$7,370,780	$-
Subsequent stock subscription received	$1,050,000	$-

SEE ACCOMPANYING CONDENSED NOTES

#

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gabriel Technologies, LLC (the “Company”), a Nebraska limited liability corporation was formed on April 1, 2003. The Company designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK name.  These locking devices are primarily used for securing cargo being transported and in storage. The Company sells the WAR-LOK Series products through a direct sales force and qualified distributors in specific vertical industries, including rail, tracking and intermodal transportation.

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

In June 2004, the Company acquired all the issued and outstanding units of FRK, LLC.  FRK is a wholly owned subsidiary at June 30, 2004.  See Note 8.

NOTE 2 – BASIS OF PRESENTATION AND SELECTED ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

#

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses for the three month periods ending September 30, 2004 and September 30, 2003, were $46,738 and $2,772, respectively.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.

The Company recorded no bad debt expense for the three month periods ended September 30, 2004 and September 30, 2003.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding September 30, 2004 and September 30, 2003 they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

#

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  See Note 6.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  The wholly owned subsidiaries of the Company are FRK, LLC and Gabriel Technologies, LLC.  See Note 8 and 11.

Revenue Recognition

Products are shipped FOB shipping point and title passes upon shipment.  The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

NOTE 3 – CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in three commercial banks.  For the period ending September 30, 2004, the Company did not maintain balances in these accounts in excess of the federally insured amounts.

Economic Dependence

The Company purchases its products from three major suppliers that comprise approximately 90% of its total purchases for the period ending September 30, 2004.

The Company had four major customers for the three month period ending September 30, 2004 that account for approximately 86% of its total sales.

NOTE 4 – INCOME TAXES

The significant components of the deferred tax asset for the periods ending September 30, 2004 and June 30, 2004 were as follows:

	September 30,	June 30,
	2004	2004
Deferred tax asset	$1,084,058	$772,639
Less deferred tax liability	77,249	77,249
Net deferred tax asset	$1,006,809	$695,390

#

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

For the periods ending September 30, 2004 and June 30, 2004, the Company had net operating loss carryforwards of approximately $3,208,000 and $2,279,000, respectively, which will begin to expire in the year 2023.  For the periods ending September 30, 2004 and June 30, 2004, permanent tax differences consisted mainly of amortization of goodwill and expensing of meals and entertainment. At September 30, 2004 net temporary tax differences of approximately $7,600 created a deferred tax asset of approximately $2,500. At June 30, 2004, net temporary tax differences of approximately $227,203 created a deferred tax liability of approximately $73,952. These temporary differences were mainly caused by depreciation.

NOTE 5 – NOTES RECEIVABLE

On June 1, 2004, the Company, as part of an asset acquisition, agreed to loan Trace Technologies, LLC up to $2.7 million, of which $1,045,727 has been advanced at September 30, 2004. The loan is secured by a filed security interest in all of Trace’s current and future assets.  The loan bears interest at national prime plus 1 ½%.

During the period ending September 30, 2004, the Company received a promissory note for $1,875,000 in exchange for the right to purchase 750,000 shares of common stock of the Company. Accordingly, this note is treated as a stock subscription. This note carries an interest rate of LIBOR plus 1% and is due in full on January 1, 2005.

As of December 10, 2004, the Company had received $1,050,000 under this agreement, which reduced the outstanding subscription amount and increased the note receivable by this amount as of September 30, 2004.

NOTE 6 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight-line method over three to seven years.  The following is a summary of property, equipment and accumulated depreciation for the periods ending September 30, 2004, and June 30, 2004:

	September 30, 2004		June 30, 2004
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Equipment	$ 375,135	$ 36,887	$ 372,635	$18,117
Furniture & Fixtures	30,269	2,337	30,269	1,269
Tools & Dies	41,748	2,681	41,748	595
Total	$ 447,152	$ 41,905	$ 444,679	$ 19,981

Depreciation expense for the three month periods ending September 30, 2004 and September 30, 2003 was $21,925 and $3,783, respectively.

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

NOTE 7 – INTANGIBLE ASSETS

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company’s results of operations. Intangible assets consist of rights, title, and interest in the patents and other assets of Gabriel Technologies, Inc. and goodwill associated with this purchase. These rights and goodwill were obtained from Gabriel Technologies, Inc pursuant to an asset purchase agreement in 2003.

Patents

Costs relating to the purchase of patents are capitalized and amortized using the straight-line method over seventeen years, representing the estimated life of the assets.

The following is a summary of the Company’s patents at September 30, 2004 and June 30, 2004:

	Cost	Accumulated Amortization	Net Amount
September 30, 2004	$46,359	$(2,481)	$43,878
June 30, 2004	$35,020	$(1,966)	$33,054

For the three month period ending September 30, 2004 and September 30, 2003, the Company incurred amortization expenses on the patents of $515 and $468, respectively.

#

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Licenses

The Company paid $100,000 for the development of technology that allows it to track its security devices. Under an agreement with Locate Technologies, Inc. (Locate), the Company will include this technology in its product. Locate will also be paid royalties for each device it sells. This agreement is in force for ten years. The license fee of $100,000 will be amortized over ten years. The amortization expense for the period ending September 30, 2004 is $2,500. For the period ending September 30, 2004, no royalties were paid or accrued. See Note 13.

NOTE 8 – ACQUISITIONS

In June of 2004, the Company acquired FRK, LLC.  The book value of assets acquired was $225,000.  The Company assumed no liabilities.  FRK, LLC became a wholly owned subsidiary of Gabriel Technologies, LLC and is now a subsidiary of Gabriel Technologies Corporation.

In July 2004, as part of a share exchange agreement, Gabriel Technologies, LLC acquired Gabriel Technologies Corporation through an agreement which was accounted for by a reverse/merger and recapitalization of Gabriel Technologies, LLC. See Note 11.

NOTE 9 – INVESTMENTS

Investments

The Company's investments consist of nonmarketable equity securities. These investments, for which the Company does not have the ability to exercise significant influence in the underlying company, are accounted for under the cost method of accounting. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, and as of September 30, 2004, these investments were recorded at the lower of cost or estimated net realizable value.

The Company issued 1,250,000 shares of common stock valued at $3,500,000 for its fifty percent interest in Trace Technologies, LLC. Trace is developing a global positioning system to track shipping containers worldwide. This investment is being treated as and equity investment. The Company’s partner in this joint venture is Locate Networks, Inc.

During the period ending June 30, 2004, the Company exchanged the rights to 50,000 shares in Gabriel Technologies Corporation for a $50,000 investment in Cayuga Acquisition Corporation (Cayuga), an empty corporate shell, which the Company hoped to take public. The Company later determined that Cayuga would not serve their purposes and the Company abandoned the attempt to take Cayuga public. For the period ending September 30, 2004, Cayuga Acquisition Corporation had no financial activity.

#

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 10 – LINE OF CREDIT

The Company has a $750,000 line of credit with a local bank. The note is guaranteed by five members of the Company and bears interest at 2% over the national prime rate.  There is $486,421 borrowed under this line of credit at September 30, 2004.

NOTE 11 – RECAPITALIZATION, COMMON STOCK AND WARRANTS

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

The recapitalization resulted in the continuation of the issuance of 263,384 shares of common stock including all shares issued for rounding purposes in the prior 300 to 1 reverse stock split within GTC.  Also a convertible note for $37,500 was transferred with the rights to convert into 6,000,000 shares of common stock.  In August 2004, this note was converted into 500,000 shares of common stock and 5,500,000 warrants exercisable at $25 with a term of 10 years.  The warrants were deemed to have no economic value.  Also, associated with the recapitalization, the Company agreed to pay for the cancellation of certain stock issuance rights $440,000 in order to gain control of the former Princeton Video Image, Inc.  This payment was expensed as a financing cost.

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

Also during the quarter, the Company issued 750,000 shares for a note receivable of $1,875,000.  This note is treated as a common stock subscription payable wherein equity is reduced until satisfied. As of December 10, 2004, the Company had received payments under this agreement totaling $1,050,000.

After September 30, 2004 but before December 1, 2004, the Company issued 1,250,000 shares of common stock in consideration of the exercise of warrants.

#

GABRIEL TECHNOLOGIES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 12 - COMMITMENTS

Lease Agreements

The Company began leasing 10,356 sq. ft. of office and warehouse space in Omaha, Nebraska, under a lease term of 62 months which began February 2004 and will end in 2009.  In April 2004, the lease agreement was amended to add an additional 7,697square feet of warehouse space. The average monthly rental expense over the life of the amended lease is approximately $9,100.

The Company also rents space in Texas for $475 per month.  The term of the lease is for one year beginning in April 2004.  The lease agreement was executed in March of 2004.  Following is a schedule of future minimum rental payments:

Year Ending June 30:

2005

$82,742

2006

104,950

2007

110,740

2008

114,273

2009

  87,161

Total rent expense for the three month periods ending September 30, 2004 and September 30, 2003 is $27,265 and $15,482, respectively.

The Company has entered into two lease agreements for furniture and equipment. These leases are considered capital leases and will be amortized over the estimated lives of the assets. The first agreement has a term of two years with a monthly payment of $663, with a bargain buyout at the end of the lease. The total payments including the bargain buyout under this lease are $16,572.

The second capital lease is for equipment and has a term of four years with a monthly payment of $715. This lease also has a bargain buyout at the end of the lease. The total payments including the bargain buyout under this lease are $58,040.

License Agreement

The Company has entered into a license agreement with Locate Networks, Inc. (Locate) for which Locate will develop a tracking system for security devices. The Company will pay a fee to Locate for each device sold and will pay for the development of more technologies according to a predetermined schedule. The Company is required to make two separate $100,000 payments when certain milestones are reached. Company’s management does not believe the remaining milestones will be reached and therefore does not account for this potential liability.

Stock Rights Agreement

In conjunction with the transfer from Gabriel LLC to Gabriel Technologies Corporation, the managing member of the LLC agreed to issue for prior services and continuing services, common stock to certain employees and consultants.  In July 2004, the managing member estimated that 2,500,000 of common stock was needed to provide these benefits.  The Company is considered to have issued stock rights to these individuals, valued totaling $250,000 at .10 per share, which has been charged to operations.

#

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business and Industry", "Business Strategy and Intellectual Property", "Competition" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB.

Overview and Business of Gabriel Technologies Corporation

General Overview

The Company was founded and incorporated in 1990.  Until the Company entered into the acquisition with Gabriel Technologies, LLC, its focus was to develop and market a real-time video insertion system.  These operations were discontinued when the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.  The Company continued to operate as a debtor-in-possession and filed its Plan of Liquidation and Related Disclosure Statement with subsequent amendments. The First Modified Plan of Liquidation was confirmed on June 10, 2004, by an Order Confirming First Modified Plan of Liquidation (“Order Confirming”).  The Company then emerged from bankruptcy as a reorganized company and entered into a stock exchange with Gabriel Technologies, LLC (“Gabriel LLC”), a Nebraska Limited Liability Corporation.

On July 28, 2004, we acquired through a stock exchange transaction (the "Stock Exchange") Gabriel LLC based in Omaha, Nebraska.  As a result of the Stock Exchange, we issued an aggregate of ten million (10,000,000) shares of our common stock ("Common Stock") on a one-for-one basis as more particularly discussed below, to the shareholders of Gabriel LLC, representing approximately 97% of our issued and outstanding Common Stock immediately subsequent to the Stock Exchange. Upon consummation of the Stock Exchange, we assumed the business operations of the subsidiary. Through our subsidiary, we produce, market and offer state-of-the-art cargo security devices and design security protocols for the cargo transportation industry.  With the implementation of our physical security product line, the WAR-LOK Series, and our tracking Assisted GPS (AGPS) product line, Gabriel assists its customers in applying the proper security measures to the risks they are concerned with reducing.  Gabriel LLC maintains our Company website at www.gabrieltechnologies.com and www.WAR-LOK.com.

We had minimal operating activities prior to the Stock Exchange through which we acquired our subsidiary. This exchange was accounted for as a recapitalization of our Company. As a result of the exchange transaction, Gabriel, on a consolidated basis with Gabriel LLC, became the accounting survivor.

Gabriel LLC

Gabriel Technologies LLC was incorporated under the laws of the State of Nebraska on April 23, 2003.   On April 25, 2003 Gabriel LLC entered into an agreement to purchase all the assets of Gabriel Technologies, Inc.,  a Delaware corporation.  The assets included patent rights, inventory, contract rights and goodwill related to the development, manufacture and distribution of a security lock system used in the trucking and railroad industry.  From the date of acquiring the assets of Gabriel Technologies, Inc., Gabriel LLC continued to design, develop, produce, market and support its proprietary series of advanced locking devices under the name WAR-LOK.

Business of Gabriel

Gabriel LLC provides advanced security solutions for protection of cargo being transported and in storage.  Gabriel LLC designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK name. Gabriel sells the WAR-LOK Series products through a direct sales force and qualified distributors in specific vertical industries.

The WAR-LOK Security System

Gabriel has acquired and developed proprietary technology for, and manufactures and sells a series of locking systems collectively known as the “WAR-LOK” Security System.  We market four series of WAR-LOK products, each of which is protected by applicable patent filings with the U.S. Patent & Trademark office.  Our current products are described as follows:

●

The WAR-LOK i-Series Intermodal Security System is a locking system for intermodal containers as used in the trucking and rail industry.  The system includes a security pin, a seal, and a proprietary seal removal tool.

●

The WAR-LOK i-Series Reusable Intermodal Security System is comprised of a reusable lock for intermodal containers, used for hauling freight via truck or rail.

●

The WAR-LOK r-Series Railroad Security System includes a special locking pin to be used for rail box cars, and auto cars.  A proprietary tool is required to remove the pin.

●

The WAR-LOK t-Series Trucking Security System includes a trailer hasp lock, kingpin lock, tractor air brake lock, trailer glad hand lock, a padlock series and two versions of a trailer security kit and a trailer door hasp, all for use in securing semi-trailers and tractors.

With the WAR-LOK System there are 260 million key combinations possible and the ability to master key 20,000 different locks. All WAR-LOK internal locking cores are designed with a flat-keyed locking system. Each component of this high security disc type cylinder has been designed to withstand the harsh environments of the transportation industry. All components are made of chrome plated hardened steel, brass or stainless steel. The WAR-LOK is pick resistant, drill resistant, and key duplication is rendered improbable.

The Trace Location Service

In addition to the WAR-LOK Security System, Gabriel has established the Trace Location Service (“Trace Service”) through its subsidiary, Trace Technologies, LLC, a Nevada Limited Liability Company (“Trace LLC”) to provide enhanced location services to devices supporting Trace LLC’s license of Qualcomm’s SnapTrack assisted-GPS technology.  The Trace Service is not yet commercially operational.  We have designed the System so that subscribers and licensees will pay a fee to remotely access the Trace server for SnapTrack-based location information, so that the subscriber can determine the location of enabled devices.  Gabriel is also currently developing a Trace Service WAR-LOK version of its WAR-LOK products that will be able to communicate its position and status of the lock, rail car or semi-trailer wirelessly over REFLEX wireless communication networks.  We have identified and are currently qualifying distributors for these services.

In relation to our Trace Services we are considered to be in the development stage for accounting purposes, as we have not yet realized any commercial sales of any of our products in that specific area.

Technology

The Trace Asset Tag (G-TAG) is a new product currently in the prototype stage of development, that combines accurate location positioning and wireless communications into a miniaturized tracking device.  Its small size (smaller than a garage door remote) and extended battery life, along with its unique, licensed SnapTrack assisted-GPS location gathering capabilities allow it to be used in many different demanding environments to provide discreet tracking of assets. G-TAG devices are capable of remotely providing accurate location information inside cargo trailers and containers, indoors and in urban canyons, where ordinary GPS does not operate.  In addition, we are engineering specific WAR-LOK products to support an imbedded version of the G-TAG, which will permit the user to monitor the location of the lock, and the rail car or semi-trailer on which the locking system is used.

The complete Trace Monitoring Solution integrates Global Positioning ("GPS") technology, wireless communications, licensed Qualcomm SnapTrack server data, proprietary software, data warehousing, and a secure web interface to deliver a state of the art monitoring and tracking solution.  The system can track the geographic location of any unit registered in the system, report specific activities and identify violations against customer-established parameters. This information is accessible to authorized users via a secure Internet connection using a standard web browser, and the system may be programmed for automated telephone, pager, or email notification to the appropriate authorities.

The Trace Monitoring System works as follows:

-

A licensed user/subscriber deploys the G-TAG in a shipment or attached to an asset to be tracked, or attaches a G-TAG WAR-LOK product to a cargo container in a similar manner to current locks.  The G-TAG contains a battery-powered assisted-GPS module and communications processor, and is capable of operating for extended periods without recharge.

-

The G-TAG communicates its physical location over a wireless network to the Trace hosting center, and receives SnapTrack enhanced reference information to establish an accurate location “fix” inside containers, packages and buildings. The system may be used for mobile tracking or to insure the status of cargo in a remote location.  The initial service uses Wireless Motorola-REFLEX two-way paging networks.

-

Customers can access and maintain their tracking information, obtain maps, monitor the movement of shipments, and preprogram daily schedules and inclusion and exclusion zones through the host software via the Internet and a Web Browser.

-

Historical tracking information can be warehoused from 60 days to several years.

Property

Our executive offices are located at 4538 South 140th Street, Omaha, Nebraska 68137.  Gabriel has leased the premises on an annual basis for a 62-month term expiring on March 31, 2009.  The current annual fixed minimum rent is approximately $104,000.  Beginning in April, 2004, we leased office space in Dallas, Texas, for a one year term with a monthly rent of $475.00.

Employees

As of September 30, 2004, we employee 19 people, 13 of which are full-time and the remaining 6 are part-time or seasonal.  We are not subject to any bargaining agreements and we consider relations with our employees to be excellent.

Manufacturing

We manufacture our WAR-LOK products under contract from multiple sources, principally in China.  To date, these products have mostly been shipped to our warehouse facility at the company offices in Omaha, NE for breakout and inspection prior to final shipment to customers .  We anticipate that in 2005 much of that product will ship directly from the company’s offshore manufacturer to our customers.  The Company experiences a normal order fulfillment cycle of less than ninety days.  Additionally, for certain products, the company does final assembly & packaging at our Omaha location prior to delivery to its customers.  We keep secure records of key and lock serial numbers at our Omaha, NE assembly center.

The WAR-LOK i and r-Series proprietary tool is manufactured and assembled by an outside manufacturer in Omaha, NE.

Warranty

We currently offer a one-year limited warranty from the date of shipment to cover defects in materials or workmanship of our products.  Warranty service will be provided from our Assembly Center during the initial stages of our development.

Indebtedness

The Company entered into a financial arrangement with the Bank of Nebraska for a revolving line of credit in the amount of $750,000.00 which has a maturity date from July 22, 2004, to October 5, 2004.  The interest rate was WSJP plus 2.00% adjusted daily and the principal balance as of September 30, 2004 was  $486,593.32.  The Bank of Nebraska filed security statements and obtained the personal guarantees of Louis Rotella, Marc Kaschke, Keith Feilmeier, Gerald M. Suess, and J. Douglas Rippeto.  The company has paid off that note, and is currently in discussions with the Bank of Nebraska to finalize a new revolving line of credit in the amount of $2,000,000.  We expect to finalize that before December 31, 2004.  The revolving line is used in our operations and sales of the WAR-LOK security systems.

#

General – Explanation of Comparative Periods

As discussed above, the Company acquired Gabriel LLC effective July 25, 2004.  The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of Gabriel LLC controlled more than 49% of the Company’s common stock immediately upon conclusion of the transaction (including the private placement completed in connection with this transaction) and the continuing business that of Gabriel LLC.  Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Gabriel LLC.

Results of Operations.

 The following table provides a breakdown of selected results of operations for the three months  ended September 30, 2004 and 2003 and is the basis for the following discussion of the results of operations:

	2004	2003

Revenues	$177,043	$228,409
Cost of sales	83,228	81,936
Gross Profit (loss)	93,815	146,533
General and Administrative Expenses:
Office and General	756,056	828,188
Professional Fees	47,216	16,583
Total Expenses	803,272	644,771

Income (Loss) from Operations	(709,457)	(498,238)

Other income (expense):
Interest income	1,216	-
Financing Expense	440,000	(27,384)
Interest Expense	9,001	(823)

Income (Loss) before Income taxes	(1,157,242)	(526,445)

Provision for Income taxes	311,419	187,592

Net Income (Loss)	$(845,823)	$(338,853)

Revenues

We derived revenue from sale of our specialized locking products, principally the WAR-LOK products. For the three months ended September 30, 2004, revenues decreased $51,426 compared to $228,469 during the same period in 2003.  The reason for the decrease in the comparable period is reduced orders from a customer in the three months ended September 30, 2004, as compared to the same period in 2003.  A customer had placed a large initial order in the prior period, and is now ordering smaller ongoing quantities.

#

Cost of Sales

Cost of sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, shipping and delivery charges, and  commissions on those sales,   For the three months ended September 30, 2004, Cost of Sales increased to $83,228 compared to $81,936 during the same period in 2003.  This increase was primarily attributable to our use of a higher quality locking component, resulting in a higher cost of goods, and to lesser extent, to a difference in the mix of product sales in the respective periods.  As a percentage of revenue, cost of sales was 47% in 2004 period as compared to 36% in 2003 period.

Gross  Profit (Loss)

For the three months ended September 30, 2004, Gross Profit decreased to $93,815, compared to $146,533 for the comparable period of 2003.  The reason for the decrease was decreased revenues and increased costs of sales as discussed above.  As a percentage of sales, Gross profit was 53%, as compared with 64% for the same period of 2003.

General and Administrative Expenses

General and Administrative Expenses include expenses for operation of the general and administrative areas of the company, salaries, rent, depreciation, expenditures for research and development .  These expenses increased to $756,056 for the three months ended September 30, 2004, as compared to the $628,188 for the same period in 2003. The reasons for this increase were certain higher one-time costs and increases in compensation, rent and research and development costs.

Professional fees

Professional fees include expenses from legal, accounting, and other professional outside services used by the company.  For the period ended September 30, 2004 these expenses were $47,216, compared to $16,583 for the comparable period of 2003.   The reason for the increase was the Company’s increased use of professional services to complete the acquisitions and recapitalization.

Income from Operations (Loss)

For the three months ended September 30, 2004, operating  losses were $709,457, compared to $498,238 for the same period in 2003. The main reason for this increase was higher general and administrative expenses in the period, as discussed above.

Other Income (expense)

For the three months ended September 30, 2004, total other expenses were $447,783, as compared to $28,207 for the comparative period in 2003.  The most significant part of this change was the $440,000 financing cost recognized by the Company for the buyout of certain stock issuance rights in conjunction with the recapitalization of the Company during the quarter.

#

Net Income ( Loss )

For the three months ended September 30, 2004, we had a Net Loss of $845,823, compared to a Net Loss of $338,853 after an increase in our benefit provisions of $311,419 and $187,592, respectively,, in the comparable period of 2003.  The main reason for the loss was attributable to the higher Other Expenses and loss from operations, as described above.

Net (loss) Available to Common Stockholders

For the three months ended September 30, 2004, we had a net (loss) available to common stockholders identical to the net loss of the Company.

Liquidity and Capital Resources

We are a development stage business and have not yet achieved profitable operations. We intend to fund our ongoing development and operations through a combination of an increasing gross profit, additional equity capital and borrowings. No assurance can be given that we will be able to obtain such additional funding or financing, or be able to obtain financing on satisfactory terms. We will continue to seek additional financing sources but the failure to do so could materially adversely affect our liquidity, operating results and financial condition.

For the three months ended September 30 2004, we used $797,307 of cash in operating activities and another $349,887 in investing activities. We generated $65,250 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the three month period of $1,081,944. For the same period of 2003, our Company used $977,747 of cash in operating activities and another $292,855 in investing activities. We generated $1,235,856 in cash from financing activities. The total of all cash flow activities for the same period in 2003 resulted in a decrease in the balance of cash of $34,746.

As of September 30, 2004, we had a $750,000 revolving line of credit from Bank of Nebraska of Omaha, Nebraska. As of September 30, 2004, we had an outstanding balance of $486,422.  We are repaying the note from cash generated by our operations and financing activities.  The line of credit was guaranteed by various officers and investors of the Company.  See Indebtedness above the discussion of terms and subsequent events.

We believe that broad market acceptance of our security products is critical to our future success and our ability to generate revenues. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is need, we will be forced to scale down or perhaps even cease the operation of our business.

#

Subsequent Events.

Trace Technologies, LLC.

On September 13, 2004, Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets .  This suit was subsequently settled and  dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,125,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full no later than January 21, 2005

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 was effective for all variable interest entities ("VIEs") created or acquired after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after September 30, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on our consolidated financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statement". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We will require significant additional financing, the availability of which cannot be assured.

Although we have begun the initial stages of testing of the Trace Location Service and the Trace Asset Tag, there is no assurance that it will be able to successfully develop sales of its systems and thus we will have no way to evaluate the likelihood that we will be able to operate the business successfully.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new industrial products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture licensing and financing of the WAR-LOK and Trace products.

There is no history upon which to base any assumption as to the likelihood that we will prove successful in our new venture, and there is no assurance that we will be able to generate sufficient operating revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, the business will most likely fail.

We may face larger and better-financed competitors.

Although management is not aware of similar products which would compete directly with Gabriel through our WAR-LOK series products, the Trace Location Service, and the Trace Asset Tag, it is anticipated that larger, better-financed companies will develop products similar or superior to our systems. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades on the “Pink Sheets”.  Trading of stock on the Pink Sheets is frequently thin and highly volatile.  There is no assurance that a market will develop in the stock after the corporate reorganization, in which case it will be difficult for stockholders to sell their stock.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in security systems. Other than filing four (4) patents in the United States and registering the domain names www.gabrieltechnologies.com and www.war-lok.com, we have not taken any action to protect our proprietary technology.  If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including WAR-LOK, Trace Location Service and Trace Asset Tag, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

Unless we can establish significant sales of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our security products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of our security products is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the successful introduction and market acceptance of our current security product offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Our revenues may be significantly reduced due to the economic conditions of customers, suppliers, and competitors.

Other factors, many of which are beyond our control may contribute to fluctuations in quarterly operating results, including the timing of product introductions or enhancements, our suppliers and our competitors, competition and pricing, market acceptance of new products, reduction in demand for existing products, product quality problems, personnel changes, and general economic conditions.

The sales cycle for our products typically ranges from one to 100 weeks. However, signing of new customers may be delayed for a number of reasons outside of our control. Since our products are generally sent when orders are received, we have historically operated without significant backlog. In addition, we currently intend to increase operating expenses in anticipation of continued growth and to fund expanded product development efforts. To the extent such expenses come before, or are not subsequently followed by, increased revenues, our business, financial condition and results of operations could be materially and adversely affected.

Any event which adversely affects the sale of our product or service may adversely affect our ability to generate revenues.

Our revenues are currently derived from sales of products along with all supporting services.

In the near term, our products and related support services are expected to continue to account for substantially all of our revenues. Any event that adversely affects the sale of products or services, a change in the competitions' product strategies, significant quality problems, negative publicity or evaluation, reduced market acceptance or obsolescence of our products, or changes in environments in which the Company operates could have a material adverse effect on our business, financial condition and results of operations.

Our business depends substantially upon the capital expenditures relating to transportation security in small, midsize and large companies and organizations. A recession or other adverse event affecting the marketplace for such spending in the United States and Canada could impact such demand, forcing the companies in our target market to curtail or postpone such expenditures. Any adverse change in the amount or timing of expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel would have a material adverse affect upon the Company

Our success depends to a significant extent upon a number of key employees and members of senior management of the Company, namely Keith Feilmeier and Maurice Shanley. The loss of service of one or more of these key employees could have a materially adverse affect. We believe that our future success is highly reliant upon recruiting exceptionally skilled technical, managerial and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining the personnel we require.

#

We have limited working capital and need for additional financing

Because we have limited working capital and need additional financing, we could be adversely affected if we are unable to obtain additional funds.  We expect to require additional funding in the near term to fund our plans for expansion of our existing operations. We are not currently generating profits and need cash for administrative expenses, payment on our debts and any acquisition program. There can be no assurances that any additional financing will be available to us on acceptable terms, if at all. The inability to obtain financing could have a material adverse effect on our operating results, and as a result we could be required to significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to stockholders.

If we make an acquisition in the future, our operations could be materially affected and your ownership potentially diluted

As part of our business strategy, we expect to review acquisition prospects that complement our existing product offerings, augment market coverage or enhance technological capabilities that may otherwise present growth opportunities to our competitors. Acquisitions could result in potentially diluting issuances, equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure to do so could have an adverse effect on our business and financial condition or results of operations.

The liquidity of our Common Stock is affected by its limited trading ability

Shares of our Common Stock are traded on the Pink Sheets under the symbol "GWLK". There is currently no broadly followed established trading market for our Common Stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our Common Stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our Common Stock on the Pink Sheets is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

As common shares become eligible for sale, their sale could depress the market price of our stock.

Sales of a significant number of shares of our Common Stock in the public market following the merger and related transactions could harm the market price of our Common Stock. Moreover, as additional shares of our Common Stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our Common of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market Common Stock in an amount equal to the greater of one percent of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

After giving effect to the Stock Exchange, certain of our principal stockholders will continue to have significant voting power and may take actions that may not be in the best interest of other stockholders

Certain of our officers, directors and principal stockholders continue to control a significant percentage of our outstanding Common Stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price

We have never declared or paid any cash dividends or distributions on our Common Stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

During September, 2004,  Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets .  This suit was subsequently settled and dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,125,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full no later than January 21, 2005

Item 2. Changes in Securities.

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

Registrant’s Form 8-K filed July 30, 2004

Registrant’s Form 8-K/A filed September 10, 2004

Registrant’s Form 8-K/A filed September 24, 2004

Registrant’s Form 8-K/A filed November 30, 2004

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: December13, 2004

By:

/s/   Keith R. Feilmeier

Keith R. Feilmeier, Director, President,

Chief Executive Officer  and Chief

Operations Officer (Principal

Executive Officer)

By:

/s/   Maurice Shanley

Maurice Shanley, Chief Financial Officer

and Executive Vice President

(Principle Financial and Accounting Officer)

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