Form 10QSB
period 2004-12-31
GABRIEL TECHNOLOGIES CORP
filed 2005-02-22
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

22,292,066 common shares issued and outstanding as at December 31, 2004.

Transitional Small Business Disclosure Format (Check one):     Yes  [ ]       No  [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2004, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2004	2004
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$382,186	$1,126,863
Accounts receivable	411,858	217,755
Inventory	1,026,913	703,996
Notes receivable	668,600	1,047,179
Prepaid expenses and deposits	224,679	5,000
Employee receivable	15,471	-
Total Current Assets	2,729,708	3,100,793

OTHER ASSETS
Equipment (net)	760,028	424,672
Patents (net)	50,789	33,054
Licenses (net)	10,693,919	95,000
Goodwill	1,517,792	1,517,792
Software	400,078	-
Investments	50,000	3,550,000
Deferred tax asset	1,271,866	695,390
Other assets	15,719	94,179
Total Other Assets	14,760,190	6,410,087

TOTAL ASSETS	$17,489,898	$9,510,880

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$864,769	$205,572
Line of Credit	-	486,422
Investment Deposits	-	7,412,030
Notes payable	607,605	-
Other Liabilities	257,662	56,443
Total Current Liabilities	1,730,036	8,160,467

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares
authorized, 22,292,066 and 10,000,000 shares issued
and outstanding, respectively	22,292	10,000
Additional paid-in capital	20,604,939	2,699,881
Stock options	-	27,384
Subscriptions receivable	(2,120,000)	-
Accumulated deficit	(2,747,369)	(1,386,852)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	15,759,862	1,350,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,489,898	$9,510,880

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$284,670	$226,879	$461,713	$455,348
COST OF GOODS SOLD	92,536	176,471	175,764	258,407
GROSS PROFIT	192,135	50,408	285,950	196,941
GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	673,808	280,685	1,429,864	908,873
Professional fees	281,669	66,725	328,885	83,308
Total Expenses	955,477	347,410	1,758,749	992,181
INCOME FROM OPERATIONS	(763,343)	(297,002)	(1,472,800)	(795,240)
OTHER INCOME (EXPENSE)
Interest income	2,128	-	3,344	-
Financing expense	-	22,046	(440,000)	(5,338)
Interest expense	(18,536)	(26,561)	(27,537)	(27,384)
Total Other Income (Expense)	(16,408)	(4,515)	(464,193)	(32,722)
LOSS BEFORE TAXES	(779,751)	(301,517)	(1,936,993)	(827,962)
BENEFIT FROM PROVISION FOR TAXES	265,057	109,044	576,476	296,636

NET LOSS	$(514,694)	$(192,473)	$(1,360,517)	$(531,326)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.08)	$(0.06)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	19,267,171	9,141,000	16,024,924	9,141,000

The accompanying condensed notes are an integral part of these financial statements

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

December 31,

December 31,

2004

2003

(Unaudited)

(Unaudited)

CASH FLOWS ROMPER OPERATING ACTIVITIES:

Net Income (loss)

$

(1,360,517)

$

(531,326)

Adjustments to reconcile net income to net cash used by

operating activities:

Amortization/Depreciation expense

49,152

8,503

Common stock issued for services

27,186

-

Stock rights issued for services

250,000

-

Stock options for financing charges

-

27,384

Changes in assets and liabilities

Decrease (increase) in:

Prepaid expenses

(144,679)

(5,000)

Other current assets

-

500

Other assets

78,460

(950)

Accounts receivable

(194,103)

(271,717)

Inventory

(322,917)

(201,162)

Deferred tax asset

(576,476)

(296,636)

Employee receivable

(15,471)

-

Increase (decrease) in:

Accounts payable

553,960

(4,277)

Other liabilities

1,219

(8,986)

Net cash provided (used) by operating activities

(1,654,186)

(1,283,667)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from notes receivable

378,579

-

Acquisition of equipment

(46,547)

(60,692)

Patent costs

(20,750)

(13,489)

Licenses

(1,851,821)

-

Software

(294,841)

Investment in subsidiary

50,561

-

Net cash provided (used) by investing activities

(1,784,819)

(74,181)

CASH FLOWS FROM FINANCING ACTIVITIES:

Line of credit

(486,422)

486,422

Adjustments to investment deposits

(41,250)

-

Cash from stock and equity transactions

3,222,000

1,439,039

Proceeds from notes payable

-

(596,141)

Net cash provided by financing activities

2,694,328

1,329,320

Net increase (decrease) in cash and cash equivalents

(744,677)

(28,528)

Cash and cash equivalents beginning of period

1,126,863

53,771

Cash and cash equivalents end of period

$

382,186

$

25,243

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid

$

-

$

-

Interest paid

$

21,862

$

5,338

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Notes payable for license

$

307,500

$

-

Notes payable for equipment

$

300,150

$

-

Common stock issued for services

$

27,186

$

-

Stock options issued for services

$

-

$

27,384

Investment deposits converted to stock

$

7,412,030

$

-

Common stock issued in acquisition

$

4,900,000

$

-

Stock rights issued for services

$

250,000

$

-

Common stock issued for debt conversion

$

37,500

$

-

Other liabilities from deferred licenses agreements

$

200,000

$

-

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gabriel Technologies, LLC (the “Company”), a Nebraska limited liability corporation was formed on April 1, 2003. The Company designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK name.  These locking devices are primarily used for securing shipping containers used by railroads and the trucking industry. The Company sells the WAR-LOK Series products through a direct sales force and qualified distributors in specific vertical industries. The Company originally had a year ended December 31 and has adopted a June 30 fiscal year end in 2004. In July 2004, the Company acquired Gabriel Technologies Corporation (fka Princeton Video Imaging, Inc.) as part of a recapitalization and reverse merger. The continuing accounting reporting entity is that of the prior Gabriel Technologies, LLC’s activities. Certain comparisons, prior period equity and prior period activities, have been converted to represent the current capital structure.

In June 2004, the Company acquired all the issued and outstanding shares of FRK, LLC.  FRK is a wholly owned subsidiary at December 31, 2004.  See Note 9.

In November 2004, the Company acquired the controlling interest in Trace Technologies, LLC. Trace Technologies, LLC is a wholly-owned subsidiary of the Company.  See Note 9.

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

Operating results for the six month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses for the six month periods ending December 31, 2004 and 2003 were $50,888 and $18,635, respectively.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.  At December 31, 2004 all Company receivables are considered collectible and no valuation allowance is deemed necessary.

The Company’s had no bad debt expense for the six month periods ended December 31, 2004 and 2003.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Earnings Per Share

The Company adopted SFAS No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding at December 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  See Note 7.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  The wholly owned subsidiaries of the Company are FRK, LLC, Trace Technologies, LLC and Gabriel Technologies, LLC.  See Notes 9 and 10.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this Statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not have immediate material impact on the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Management believes the adoption of this Statement will not impact the financial statements of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

Revenue Recognition

Products are shipped FOB shipping point and title passes upon shipment.  The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

NOTE 3 – CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in three commercial banks.  For the period ending December 31, 2004, the Company maintained balances of $278,340 in excess of federally insured amounts.

Economic Dependencies

The Company purchases its products from three major suppliers that make up approximately 90% of its total purchases for the period ending December 31, 2004.

The Company had four major customers for the six month period ending December 31, 2004 that make up approximately 50% of its total sales.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

NOTE 4 – INCOME TAXES

The significant components of the deferred tax asset at December 31, 2004 and June 30, 2004 were as follows:

	December 31,	June 30,
	2004	2004
Deferred tax asset	$1,349,173	$772,639
Less deferred tax liability	77,307	77,249
Net deferred tax asset	$1,271,866	$695,390

As of December 31, 2004 and June 30, 2004, the Company had net operating loss carryforwards of approximately $3,630,000 and $2,279,000, respectively, which will begin to expire in the year 2023.  For the periods ending December 31, 2004 and June 30, 2004, permanent tax differences consisted mainly of amortization of goodwill and meals and entertainment. At December 31, 2004 net temporary tax differences of approximately $227,353 created a deferred tax asset of approximately $77,307. At June 30, 2004, net temporary tax differences of approximately $227,203 created a deferred tax liability of approximately $77,249. These temporary differences were mainly caused by depreciation.

NOTE 5 - INVENTORY

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at December 31, 2004 and June 30, 2004, consist of the following:

	December 31,	June 30,
	2004	2004
Materials	$792,545	$574,395
Finished Goods	234,368	129,601
	$1,026,913	$703,996

As of December 31, 2004, the Company has not incurred unusual losses from write-downs to market.

NOTE 6 – NOTES RECEIVABLE

On June 1, 2004, the Company, as part of an asset acquisition, agreed to loan Trace Technologies up to $2.7 million, of which $1,045,727 has been advanced at September 30, 2004. The loan is secured by a filed security interest in all of Trace’s current and future assets.  The loan bears interest at national prime

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

plus 1 ½%, as published in the Midwest edition of the Wall Street Journal.  This note receivable was subsequently eliminated in the consolidation entries for the acquisition of sole ownership of Trace Technologies, LLC for periods after October 2004.

The Company also has notes receivable of approximately $668,600 for funds advanced to various parties, which are due in April of 2005.  Of these notes, $200,000 is convertible to common stock of Pit Crew Express, Inc.

NOTE 7 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight-line method over three to seven years.  The following is a summary of property, equipment and accumulated depreciation at December 31, 2004 and June 30, 2004:

	December 31,	June 30,
	2004	2004
Equipment	$675,341	$372,636
Furniture and fixtures	35,636	30,269
Tools and dies	80,373	41,749
	791,350	444,653
Less: Accumulated depreciation	(31,322)	(19,981)
	$760,028	$424,672

Depreciation expense for the six month periods ending December 31, 2004 and 2003 was $46,137 and $8,503, respectively.

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

NOTE 8 – INTANGIBLE ASSETS

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”).

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company’s results of operations.  Intangible assets consist of rights, title, and interest in the patents and other assets of Gabriel Technologies, Inc. and goodwill associated with this purchase. These rights and goodwill were obtained from Gabriel Technologies, Inc pursuant to an asset purchase agreement.

Goodwill

In the transactions between Gabriel, LLC and the prior company Gabriel Technologies, Inc. during 2003, the Company recognized $1,517,792 in goodwill for the transfer of assets and value ascribed to new investors in Gabriel, LLC.  This goodwill is reviewed by management annually for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

Patents

Costs relating to the purchase of patents were capitalized and amortized using the straight-line method over seventeen years, representing the estimated life of the assets.

The following is a summary of the patents at December 31, 2004 and June 30, 2004:

	December 31,	June 30,
	2004	2004
Patents	$53,804	$35,020
Less: Accumulated depreciation	(3,015)	(1,966)
	$50,789	$33,054

For the six month period ending December 31, 2004 and 2003, the Company incurred amortization expenses on the patents of $1,049 and $492, respectively.

Licenses

The Company paid $100,000 for the development of technology that allows them to track their security devices. Under an agreement with Locate Technologies, the Company will use this technology in its product. Locate will also be paid royalties for each device it sells. This agreement is in force for ten years. The license fee of $100,000 will be amortized over ten years.  For the period ending December 31, 2004, no royalties were paid or accrued. See Note 14.

The SnapTrack license agreement for Assisted Global Positioning, (A-GPS) requires annual support and maintenance payments.  The server software maintenance agreement license fee is equal to the greater of a percentage of Trace server royalty income or $100,000.  Trace has paid $100,000 for the maintenance contract for the 12 month period ended July 31, 2005.  The maintenance contract is amortized over 12 months at $8,333 per month.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

Software

Costs incurred for the development of software, after technological feasibility has been established, are capitalized and stated at the lower of cost or net realizable value.  Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

NOTE 9 – ACQUISITIONS

In June of 2004, the Company acquired FRK, LLC.  The book value of assets acquired was $225,000.  The Company assumed no liabilities.  FRK, LLC became a wholly owned subsidiary of Gabriel Technologies, LLC and is now a subsidiary of Gabriel Technologies Corporation.

In July 2004, as part of a share exchange agreement, Gabriel Technologies, LLC acquired Gabriel Technologies Corporation through an agreement which was accounted for by a reverse/merger and recapitalization of Gabriel Technologies, LLC. See Note 12.

In November 2004, the Company acquired the controlling interest in Trace Technologies, LLC.  See Note 10.

NOTE 10 – INVESTMENTS

Investments

The Company's investments consist of nonmarketable equity securities. These investments, for which the Company does not have the ability to exercise significant influence in the underlying company, are accounted for under the cost method of accounting. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, and as of June 30, 2004, these investments were recorded at the lower of cost or estimated net realizable value.

During the three months ended September 30, 2004, the Company issued 1,250,000 shares of common stock valued at $3,500,000 for its fifty percent interest in Trace Technologies, LLC.  Trace is developing a global positioning system to track shipping containers worldwide. The investment is being treated as an equity investment. The Company partner in this joint venture is Locate Networks, Inc.

As of December 31, 2004, the Company had issued an additional 1,750,000 shares, at $2.80 per share, to acquire complete interest in Trace Technologies, LLC.  Trace Technologies is a wholly-owned subsidiary of the Company.  In September of 2004, the Company and Trace, LLC filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and dismissed without prejudice, in November of 2004.  As part of that settlement, the Company purchased the remaining shares of Trace that were owned by Locate Networks, giving the

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

Company ownership of 100% of the outstanding shares of Trace.  The Company also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, the Company agreed to issue a total of 1,750,000 restricted common shares, of which 1,750,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full in January of 2005.  See Note 13.  The Company paid these notes in full in February, 2005.

During the period ending June 30, 2004, the Company exchanged the rights to 50,000 shares in Gabriel Technologies Corporation for a $50,000 investment in Cayuga Acquisition Corporation (Cayuga), an empty corporate shell, which the Company hoped to take public. The Company determined that Cayuga would not serve their purposes and the Company abandoned the attempt to take Cayuga public. For the six months ended December 31, 2004, Cayuga Acquisition Corporation had no financial activity.

NOTE 11 – LINE OF CREDIT

During the period ended December 31, 2003, the Company established a line of credit with a local bank for $750,000.  The note was guaranteed by five members of the Company and included interest at 2% over the national prime rate.  At December 31, 2004, the balance of this debt has been paid in-full and additional funds are no longer available.

NOTE 12 – NOTES PAYABLE

As of December 31, 2004, the Company had $307,500 recorded as a note payable for transactions concerning its relationship with Locate, Inc. and acquisition of Trace Technologies, LLC (see Note 10).  Theses notes have no interest rate and are expected to be paid within the next quarter.

During the quarter ended December 31, 2004, the Company’s subsidiary, FRK, LLC, acquired new equipment partially in exchange for a note payable for $300,150.  The note is considered to be a demand loan.  Note payments are payable over six years at an interest rate of 6.5%, with payments of interest monthly and annual principle payments of $50,000, if no demand is made by lender.  The note is secured by the associated equipment.

NOTE 13 – RECAPITALIZATION, COMMON STOCK AND WARRANTS

On July 28, 2004, Gabriel, LLC agreed to a share acquisition agreement with Gabriel Technologies, Corporation (GTC) (fka Princeton Video Imaging, Inc.) where Gabriel LLC’s outstanding member units of 10,000,000 were exchange for 10,000,000 shares of Common Stock of GTC.  This transaction was accounted for as a reverse merger recapitalization of Gabriel, LLC, with Gabriel, LLC as the continuing accounting entity.  The recapitalization resulted in the continuation of the issuance of 263,384 shares of common stock including all shares issued for rounding purposes in the prior 300 to 1 reverse stock split

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

within GTC.  Also a convertible note for $37,500 was transferred with the rights to convert into 6,000,000 shares of common stock.  In August 2004, this note was converted into 500,000 shares of common stock and 5,500,000 warrants exercisable at $25 with a term of 10 years.  The warrants were deemed to have no economic value. Also, associated with the recapitalization, the Company agreed to pay for the cancellation of certain stock issuance rights $440,000 in order to gain control of the former Princeton Video Image, Inc. This payment was expensed as a financing cost.

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

During the quarter ended December 31, 2004, the Company had warrants exercised, at $2.00 and $2.50 per share, for subscription for common stock of 1,617,750 shares and associated payments of $2,690,500.  The Company issued an additional 1,750,000 shares of common stock, at $2.80 per share, to acquire the complete interest in Trace Technologies, LLC.  Additionally, stock rights valued at $250,000 were satisfied with the issuance of 2,500,000 shares as of December 31, 2004.

NOTE 14 - COMMITMENTS

Lease Agreements

The Company began leasing 10,356 sq. ft. of office and warehouse space in Omaha, Nebraska, under a lease term of 62 months that began February 2004 and will end in 2009.  In April 2004, the lease agreement was amended to add an additional 7,697 sq. ft. of warehouse space. The average monthly rental expense over the life of the amended lese is approximately $9,100.

The Company also rents space in Texas for $475 per month.  The term of the lease is for one year beginning in April 2004.  The lease agreement was executed in March of 2004.  Trace Technologies, LLC leases 1,329 square feet of office space in Bellevue, Washington, under a lease term of one year commencing on August 15, 2004, at $1,772 per month.  Following is a schedule of future minimum rental payments:

Year Ending June 30:

2005

           $64,649

2006

           106,722

2007

           110,740

2008

           114,273

2009

87,161

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

Total rent expense for the six month periods ending December 31, 2004 and 2003 is $58,074 and 30,611, respectively.

The Company has entered into two lease agreements for furniture and equipment. These leases are considered capital leases and will be amortized over the estimated life of the asset. The first agreement has a life of 24 months and a monthly payment of $663 for 24 months with a bargain buyout at the end of the lease. The total payments including the bargain buyout is $16,572.

The second lease is for equipment and has a life of 48 months and a monthly payment of $715. This lease also has a bargain buyout at the end of the lease. The total payments including the bargain buyout is $58,040.

License Agreements

The Company has entered into a license agreement with Locate Technologies for which Locate will develop a tracking system for security devices. The Company will pay a fee to Locate for each device sold and will pay for the development of more technologies according to a predetermined schedule. This obligation was extinguished under the terms of an Agreement with Locate.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an air time agreement with USA mobility.  The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational.  Terms of the repayment schedule are being negotiated with USA mobility as par of the Value Added Reseller Agreement (VAR) that is expected to be executed before March 31, 2005.  The repayment terms could include an immediate partial repayment of advanced location service fees and part applied to amounts due under the VAR agreement.  At December 31, 2004, the $150,000 under this agreement is classified as an “Other Liability” in the accompanying financial statements.

Trace Technologies also assumed $50,000 of prepaid license fees paid in advance to Locate Technologies by CSI Wireless, Inc.  Part of the purchase of substantially all of the assets of Locate Networks included a Technology and Manufacturing Agreement with CSI Wireless, Inc. executed in February of 2004.  The Technology and Manufacturing Agreement requires CSI to pay royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid.  The remaining amount plus accrued interest are due within  5 days if either Trace of CSI terminate the agreement.  At December 31, 2004, the $50,000 under this agreement is classified as an “Other Liability” in the accompanying financial statements.

Stock Rights Agreement

In conjunction with the transfer from Gabriel LLC to Gabriel Technologies Corporation, the managing member of the LLC agreed to issue for prior services and continuing services, common stock to certain employees and consultants. In July 2004, the managing member estimated that 2,500,000 of common stock

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

____________________________________________________________________________________

was needed to provide these benefits. The Company is considered to have issued stock rights to these individuals, valuing totaling $250,000 at .10 per share, which has been charged to operations.  See Note 13.

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

On September 13, 2004, Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,750,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full no later than January 21, 2005.  The Company paid these notes in full in February, 2005.

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

Property

Our executive offices are located at 4538 South 140th Street, Omaha, Nebraska 68137.  Gabriel has leased the premises on an annual basis for a 62-month term expiring on March 31, 2009.  The current annual fixed minimum rent is approximately $104,000.  Beginning in April, 2004, we leased office space in Dallas, Texas, for a one year term with a monthly rent of $475.00.  Trace Technologies, LLC leases 1,329 square feet of office space in Bellevue, Washington, under a lease term of one year commencing on August 15, 2004, at $1,772 per month.

Employees

As of December 31, 2004, we employee 20 people, 17 of which are full-time and the remaining 6 are part-time or seasonal.  We are not subject to any bargaining agreements and we consider relations with our employees to be excellent.

Manufacturing

We manufacture our WAR-LOK products under contract from multiple sources, principally in China.  To date, these products have mostly been shipped to our warehouse facility at the company offices in Omaha, NE for breakout and inspection prior to final shipment to customers.  We anticipate that in 2005 much of that product will ship directly from the company’s offshore manufacturer to our customers.  The Company experiences a normal order fulfillment cycle of less than ninety days.  Additionally, for certain products, the company does final assembly & packaging at our Omaha location prior to delivery to its customers.  We keep secure records of key and lock serial numbers at our Omaha, NE assembly center.

The WAR-LOK i and r-Series proprietary tool is manufactured and assembled by an outside manufacturer in Omaha, NE.

Warranty

We currently offer a one-year limited warranty from the date of shipment to cover defects in materials or workmanship of our products.  Warranty service will be provided from our Assembly Center during the initial stages of our development.

Indebtedness

The Company entered into a financial arrangement with the Bank of Nebraska for a revolving line of credit in the amount of $750,000.00 which has a maturity date from July 22, 2004, to October 5, 2004.  The interest rate was WSJP plus 2.00% adjusted daily.  The Bank of Nebraska filed security statements and obtained the personal guarantees of Louis Rotella, Marc Kaschke, Keith Feilmeier, Gerald M. Suess, and J. Douglas Rippeto.  The company has paid off that note, and is currently in discussions with the Bank of Nebraska to finalize a new revolving line of credit in the amount of $2,000,000.  We expect to finalize that some time during the first quarter of 2005.  The revolving line is used in our operations and sales of the WAR-LOK security systems.

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

Results of Operations.

 The following table provides a breakdown of selected results of operations for the three months ended December 31, 2004 and 2003 and is the basis for the following discussion of the results of operations:

	2004	2003

Revenues	$461,713	$455,348
Cost of sales	175,764	258,407
Gross Profit (loss)	285,950	196,941
General and Administrative Expenses:
Office and General	1,429,864	908,873
Professional Fees	328,885	83,308
Total Expenses	1,758,749	992,181

Income (Loss) from Operations	(1,472,800)	(795,240)

Other income (expense):
Interest income	3,344	-
Financing Expense	(440,000)	(5,338)
Interest Expense	(27,537)	(27,384)

Income (Loss) before Income taxes	(1,936,993)	(827,962)

Provision for Income taxes	576,476	296,636

Net Income (Loss)	$(1,360,517)	$(531,326)

Revenues

We derived revenue from sale of our specialized locking products, principally the WAR-LOK products. For the six months ended December 31, 2004, revenues increased $6,365 compared to the same period in 2003.  The reason for the increase in the comparable period is a balance of orders from customers in the six months ended December 31, 2004, as compared to the same period in 2003.  The increase was not material.

Cost of Sales

Cost of sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, shipping and delivery charges, and  commissions on those sales.  For the six months ended December 31, 2004, Cost of Sales decreased to $175,764 compared to $258,407 during the same period in 2003.  This decrease was primarily attributable to a difference in the mix of product sales in the respective periods.  As a percentage of revenue, cost of sales was 38% in 2004 period as compared to 57% in 2003 period.

Gross  Profit (Loss)

For the six months ended December 31, 2004, Gross Profit increased to $285,950, compared to $196,941 for the comparable period of 2003.  The reason for the increase was increased revenues and decreased costs of sales as discussed above.  As a percentage of sales, Gross profit was 62%, as compared with 43% for the same period of 2003.

General and Administrative Expenses

General and Administrative Expenses include expenses for operation of the general and administrative areas of the company, salaries, rent, depreciation, expenditures for research and development.  These expenses increased to $1,429,864 for the six months ended December 31, 2004, as compared to the $908,873 for the same period in 2003. The reasons for this increase were certain higher one-time costs and increases in compensation, rent and research and development costs.

Professional fees

Professional fees include expenses from legal, accounting, and other professional outside services used by the company.  For the period ended December 31, 2004 these expenses were $328,885, compared to $83,308 for the comparable period of 2003.   The reason for the increase was the Company’s increased use of professional services to complete the acquisitions and recapitalization.

Income from Operations (Loss)

For the six months ended December 31, 2004, operating losses were $1,472,800, compared to $795,240 for the same period in 2003. The main reason for this increase was higher general and administrative expenses in the period, as discussed above.

Other Income (expense)

For the six months ended December 31, 2004, total other expenses were $464,193, as compared to $32,722 for the comparative period in 2003.  The most significant part of this change was the $440,000 financing cost recognized by the Company for the buyout of certain stock issuance rights in conjunction with the recapitalization of the Company during the quarter.

Net Income ( Loss )

For the six months ended December 31, 2004, we had a Net Loss of $1,360,517, compared to a Net Loss of $531,326 after an increase in our benefit provisions of $576,476 and $296,636, respectively, in the comparable period of 2003.  The main reason for the loss was attributable to the higher Other Expenses and loss from operations, as described above.

Net (loss) Available to Common Stockholders

For the six months ended December 31, 2004, we had a net (loss) available to common stockholders identical to the net loss of the Company.

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

For the six months ended December 31 2004, we used $1,654,186 of cash in operating activities and another $1,784,819 in investing activities. We generated $2,694,328 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the six month period of $744,677.  For the same period of 2003, our Company used $1,283,667 of cash in operating activities and another $74,181 in investing activities. We generated $1,329,320 in cash from financing activities. The total of all cash flow activities for the same period in 2003 resulted in a decrease in the balance of cash of $28,528.

As of September 30, 2004, we had a $750,000 revolving line of credit from Bank of Nebraska of Omaha, Nebraska, with a balance due of $486,422. As of December 31, 2004, we had paid this balance in-full.

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

In November, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this Statement will not impact the financial statements of the Company.

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting For Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will not impact the financial statements of the Company.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

During September, 2004,  Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets .  This suit was subsequently settled and dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,750,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full in January, 2005.  The Company paid these notes in full in February, 2005.

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

Subject to deposits received prior to the recapitalization the Company issued the following shares for the exercise of options and warrants, and qualified private placement agreements during the quarter ended December 31, 2004:

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

During the three months ended December 31, 2004, the Company had warrants exercised, at $2.00 and $2.50 per share, for subscription for common stock of 1,617,750 shares and associated payments of $2,690,500.

The Company issued an additional 1,750,000 shares of common stock to acquire the complete interest in Trace Technologies, LLC at $2.80 per share.

Stock rights originally valued at $250,000 were satisfied with the issuance of 2,500,000 shares as of December 31, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit

Number

Description

(3)(ii)

Bylaws (1)

3(i)

Certificate of Incorporation(2)

31.1

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

Registrant’s Form 8K filed February 17, 2005

Registrant’s Form 8K filed February 17, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2005

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

        Signature                                                      Title                                           Date

/s/   Keith R. Feilmeier

Keith R. Feilmeier

Chief Executive Officer                   February 22, 2005

President, Director and

Principal Executive Officer

/s/   Maurice Shanley

Maurice Shanley

Chief Financial Officer                   February 22, 2005

and Executive Vice President

(Principal Financial and

Accounting Officer)