Form 10QSB
period 2005-03-31
GABRIEL TECHNOLOGIES CORP
filed 2005-05-23
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended March 31, 2005

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

23,219,066 common shares issued and outstanding as at March 31, 2005.

Transitional Small Business Disclosure Format (Check one):     Yes  [ ]       No  [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2005	June 30, 2004
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$623,035	$1,126,863
Accounts receivable	543,038	217,755
Inventory	1,048,258	703,996
Notes receivable	670,351	1,047,179
Prepaid expenses and deposits	236,131	5,000
Employee receivable	42,775	-
Total Current Assets	3,163,587	3,100,793
OTHER ASSETS
Equipment (net)	247,316	424,672
Patents (net)	54,562	33,054
Licenses (net)	10,693,919	95,000
Goodwill	1,517,792	1,517,792
Software	707,388	-
Investments	50,000	3,550,000
Deferred tax asset	1,495,291	695,390
Other assets	43,246	94,179
Total Other Assets	14,809,513	6,410,087
TOTAL ASSETS	$17,973,100	$9,510,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$763,823	$205,572
Line of Credit	-	486,422
Investment Deposits	-	7,412,030
Other Liabilities	254,687	56,443
Total Current Liabilities	1,018,510	8,160,467
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares
authorized, 23,219,066 and 10,000,000 shares issued
and outstanding, respectively	23,219	10,000
Additional paid-in capital	22,458,012	2,699,881
Treasury stock	(225,000)	-
Stock options	-	27,384
Subscriptions receivable	(2,120,000)	-
Accumulated deficit	(3,181,641)	(1,386,852)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	16,954,590	1,350,413
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,973,100	$9,510,880

The accompanying notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$333,450	$52,958	$795,163	$508,306
COST OF GOODS SOLD	192,693	36,464	368,457	294,871
GROSS PROFIT	140,757	16,494	426,706	213,435

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	615,042	510,236	2,044,906	1,446,493
Professional fees	200,203	55,369	529,088	138,677
Total Expenses	815,246	565,605	2,573,995	1,585,170
INCOME FROM OPERATIONS	(674,488)	(549,111)	(2,147,288)	(1,371,735)
OTHER INCOME (EXPENSE)
Interest income	909	2,256	4,253	2,256
Financing expense	-	-	(440,000)	(5,338)
Gain from disposal of subsidiary	22,500	-	22,500	-
Gain from extinguishment of debt	-	200,000	-	200,000
Interest expense	(6,617)	(7,541)	(34,154)	(7,541)
Total Other Income (Expense)	16,792	194,715	(447,401)	189,377
LOSS BEFORE TAXES	(657,697)	(354,396)	(2,594,690)	(1,182,358)
BENEFIT FROM PROVISION FOR TAXES	223,425	242,012	799,901	538,648

NET LOSS	$(434,272)	$(112,384)	$(1,794,789)	$(643,710)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.11)	$(0.07)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	22,213,777	9,141,000	16,013,883	9,141,000

The accompanying notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$(1,794,789)	$(643,710)
Adjustments to reconcile net income to net cash used by
operating activities:
Amortization/Depreciation expense	54,814	4,557
Gain from extinguishment of debt	-	(200,000)
Gain from disposal of subsidiary	(22,500)	-
Common stock issued for services	27,186	-
Stock rights issued for services	250,000	-
Stock options issued for services	-	27,384
Stock options for financing charges	-	-
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(231,131)	(263,985)
Other current assets	-	500
Other assets	50,933	-
Accounts receivable	(325,283)	(191,947)
Inventory	(344,262)	(316,958)
Deferred tax asset	(799,901)	(538,648)
Employee receivable	(42,775)	-
Increase (decrease) in:
Accounts payable	558,251	(135,393)
Other liabilities	(1,756)	36,307
Net cash provided (used) by operating activities	(2,621,213)	2,221,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable	376,828	-
Acquisition of equipment	(35,331)	(129,460)
Patent costs	(25,087)	(12,552)
Licenses	(1,803,795)	-
Software	(638,593)	-
Investment in subsidiary	50,561	-
Net cash provided (used) by investing activities	(2,145,943)	(142,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	(486,422)	486,422
Adjustments to investment deposits	(41,250)	-
Cash from stock and equity transactions	5,076,000	-
Investor deposits	-	5,080,679
Payment of notes payable	(307,500)	(883,390)
Net cash provided by financing activities	4,240,828	4,683,711

Net increase (decrease) in cash and cash equivalents	(503,828)	2,319,806

Cash and cash equivalents beginning of period	1,126,863	53,771

Cash and cash equivalents end of period	623,035	$2,373,577

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$27,512	$7,541

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Notes payable for license	$307,500	$-
Notes payable for equipment	$300,150	$-
Common stock issued for services	$27,186	$-
Stock options issued for services	$-	$27,384
Investment deposits converted to stock	$7,412,030	$-
Common stock issued in acquisition	$4,900,000	$-
Stock rights issued for services	$250,000	$-
Common stock issued for debt conversion	$37,500	$-
Other liabilities from deferred licenses and agreements	$200,000	$-
Gain from extinguishment of debt	$-	$200,000
Receipt of treasury stock for property subject to debt	$225,000	$-
Gain from disposal of subsidiary	$22,500	$-

The accompanying notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

Company's advertising expenses for the nine month period ending March 31, 2005 and 2004 were $52,484 and $56,858, respectively.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.  At March 31, 2005 all Company receivables are considered collectible and no valuation allowance is deemed necessary.

The Company’s had no bad debt expense for the nine month periods ended March 31, 2005 and 2004.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Earnings Per Share

The Company adopted SFAS No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding at March 31, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  See Note 13.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  See Note 7.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  The wholly owned subsidiaries of the Company are Trace Technologies, LLC and Gabriel Technologies, LLC.  See Notes 9 and 10.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

NOTE 4 – CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in one commercial bank.  At March 31, 2005, the Company maintained balances of $525,310 in excess of federally insured amounts.

Economic Dependencies

The Company purchases its products from four major suppliers that make up approximately 90% of its total purchases for the nine month period ending March 31, 2005.

The Company had five major customers for the nine month period ending March 31, 2005 that make up approximately 58% of its total sales.

NOTE 5 – INVENTORY

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventories at March 31, 2005 and June 30, 2004, consist of the following:

	December 31,	June 30,
	2004	2004
Materials	$768,014	$574,395
Finished Goods	280,244	129,601
	$1,048,258	$703,996

As of March 31, 2005, the Company has not incurred unusual losses from write-downs to market.

NOTE 6 – NOTES RECEIVABLE

On June 1, 2004, the Company, as part of an asset acquisition, agreed to loan Trace Technologies up to $2.7 million, of which $1,211,889 has been advanced. The loan is secured by a filed security interest in all of Trace’s current and future assets.  The loan bears interest at national prime plus 1 ½%, as published in the Midwest edition of the Wall Street Journal.  This note receivable was subsequently eliminated in the consolidation entries for the acquisition of sole ownership of Trace Technologies, LLC for periods after October 2004.

The Company also has notes receivable of approximately $670,351 for funds advanced to various parties, which are due in April of 2005.  Of these notes, $200,000 is convertible to common stock of Pit Crew Express, Inc.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

NOTE 7 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight-line method over three to seven years.  The following is a summary of property, equipment and accumulated depreciation at March 31, 2005 and June 30, 2004:

	March 31,	June 30,
	2005	2004
Equipment	$185,262	$372,636
Furniture and fixtures	39,535	30,269
Tools and dies	65,439	41,749
Software	15,999	-
	306,235	444,653
Less: Accumulated depreciation	(58,919)	(19,981)
	$247,316	$424,672

Depreciation expense for the nine month periods ending March 31, 2005 and 2004 was $51,235 and $11,776, respectively.

NOTE 8 – INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company’s results of operations.Intangible assets consist of rights, title, and interest in the patents and other assets of Gabriel Technologies, Inc. and goodwill associated with this purchase. These rights and goodwill were obtained from Gabriel Technologies, Inc pursuant to an asset purchase agreement.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

The following is a summary of the patents at March 31, 2005 and June 30, 2004:

	March 31,	June 30,
	2005	2004
Patents	$58,141	$35,020
Less: Accumulated amortization	(3,579)	(1,966)
	$54,562	$33,054

For the nine month period ending March 31, 2005 and 2004, the Company incurred amortization expenses on the patents of $1,613 and $932, respectively.

Licenses

The Company has paid $200,000 for the development of technology that allows them to track their security devices. Under an agreement with Locate Technologies, the Company will use this technology in its product. Locate will also be paid royalties for each device it sells. This agreement is in force for ten years. The license fee of $200,000 will be amortized over ten years.  For the nine months ending March 31, 2005, no royalties were paid or accrued.

With the acquisition of Trace Technologies, LLC, the Company recognized an additional $10,443,358 in intangible assets for control of the SnapTrack license.  See Notes 9 and 10.

The SnapTrack license agreement for Assisted Global Positioning, (A-GPS) requires annual support and maintenance payments.  The server software maintenance agreement license fee is equal to the greater of a percentage of Trace server royalty income or $100,000.  Trace has paid $100,000 for the maintenance contract for the 12 month period ending August 2005.  The maintenance contract is amortized over 12 months at $8,333 per month.

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

NOTE 9 – ACQUISITIONS

In June of 2004, the Company acquired FRK, LLC.  The book value of assets acquired was $225,000.  The Company assumed no liabilities.  FRK, LLC became a wholly owned subsidiary of Gabriel Technologies, LLC and ultimately a subsidiary of Gabriel Technologies Corporation.

In January 2005, the Company entered into an agreement to reacquire 100,000 shares of its outstanding common stock in exchange for the assets of FRK, LLC.  Accordingly, FRK, LLC is no longer a subsidiary of the Company.  The shares received by the Company for this transaction are being accounted for as treasury stock.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

In July 2004, as part of a share exchange agreement, Gabriel Technologies, LLC acquired Gabriel Technologies Corporation through an agreement which was accounted for by a reverse/merger and recapitalization of Gabriel Technologies, LLC.

In November 2004, the Company acquired the controlling interest in Trace Technologies, LLC.  See note 10.

In March 2005, the Company entered into a letter of intent to acquire fifty-one percent (51%) of TRSC subject to the completion of due diligence.  The acquisition is expected to be completed in July 2005.  TRSC provides quality logistics, risk elimination and injury reduction products to the transportation industry.

NOTE 10 – INVESTMENTS

The Company's investments consist of nonmarketable equity securities. These investments, for which the Company does not have the ability to exercise significant influence in the underlying company, are accounted for under the cost method of accounting. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments and, as of March 31, 2005, these investments were recorded at the lower of cost or estimated net realizable value.

During the three months ended September 30, 2004, the Company issued 1,250,000 shares of common stock valued at $3,500,000 for its fifty percent interest in Trace Technologies, LLC.  Trace is developing a global positioning system to track shipping containers worldwide. The investment is being treated as an equity investment. The Company’s partner in this joint venture is Locate Networks, Inc.

As of December 31, 2004, the Company had issued an additional 1,750,000 shares, at $2.80 per share, to acquire complete interest in Trace Technologies, LLC.  Trace Technologies is a wholly-owned subsidiary of the Company.  In September of 2004, the Company and Trace, LLC filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and dismissed without prejudice, in November of 2004.  As part of that settlement, the Company purchased the remaining shares of Trace that were owned by Locate Networks, giving the Company ownership of 100% of the outstanding shares of Trace.  The Company also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, the Company agreed to issue a total of 1,750,000 restricted common shares, of which 1,750,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full in January of 2005.  The Company paid these notes in-full in February of 2005.

Following is a summary of the net assets acquired in the acquisition of Trace Technologies, LLC:

License agreements	$10,443,358
Prepaid expenses	59,866
Furniture and equipment	42,902
Other assets	13,059
Accounts payable	(342,108)

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

Note payable – related party	(1,094,139)
Lease payable	(200,000)
Accrued interest	(5,642)
Net assets	$8,917,296

The related party note payable assumed in the acquisition represents funds previously advanced to Trace Technologies, LLC by the Company.  Accordingly, this debt was eliminated during financial statement consolidation.

During the period ending June 30, 2004, the Company exchanged the rights to 50,000 shares in Gabriel Technologies Corporation for a $50,000 investment in Cayuga Acquisition Corporation (Cayuga), an empty corporate shell, which the Company hoped to take public. The Company determined that Cayuga would not serve their purposes and the Company abandoned the attempt to take Cayuga public. For the nine months ended March 31, 2005, Cayuga Acquisition Corporation had no financial activity.

NOTE 11 – COMMON STOCK AND WARRANTS

During the quarter ended March 31, 2005, the Company issued 927,000 shares of common stock when warrants were exercised at $2.00 per share.  In addition, the Company reacquired 100,000 shares in exchange for the assets of a subsidiary, FRK, LLC.  See Note 9.

NOTE 12 – EMPLOYEE RECEIVABLES

The Company’s Employee Receivables consist of a Note Receivable from its Chairman and CEO, in the amount of $25,000. The note dated March 1, 2004 was due and paid in full in May 2005. Also included in Employee Receivables were credit card charges, by the CEO, totaling $15,855, for which expense reports had not yet been submitted. The balance was settled in full in May 2005.  These situations were transitional in nature during the Company’s development, and the Company is now in compliance with Sarbanes-Oxley Act of 2002.

NOTE 13 – INCOME TAXES

The significant components of the deferred tax asset at March 31, 2005 and June 30, 2004 were as follows:

	March 31,	June 30,
	2005	2004
Deferred tax asset	$1,572,598	$772,639
Less deferred tax liability	77,307	77,249
Net deferred tax asset	$1,495,291	$695,390

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

As of March 31, 2005 and June 30, 2004, the Company had net operating loss carryforwards of approximately $4,280,000 and $2,279,000, respectively, which will begin to expire in the year 2023.  For the periods ending March 31, 2005 and June 30, 2004, permanent tax differences consisted mainly of amortization of goodwill and meals and entertainment. At March 31, 2005 net temporary tax differences of approximately $227,353 created a deferred tax liability of approximately $77,307. At June 30, 2004, net temporary tax differences of approximately $227,203 created a deferred tax liability of approximately $77,249. These temporary differences were primarily caused by depreciation.

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

Year Ending June 30:

2005

          $ 34,143

2006

           116,865

2007

           114,608

2008

           118,141

2009

90,062

Total rent expense for the nine month periods ending March 31, 2005 and 2004 is $100,398 and 45,991, respectively.

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

License Agreements

The Company has entered into a license agreement with Locate Technologies for which Locate will develop a tracking system for security devices. The Company will pay a fee to Locate for each device sold and will pay for the development of more technologies according to a predetermined schedule. The Company is required to make two separate $100,000 payments when certain milestones are reached.  As of March 31, 2005, the Company has made payments totaling $200,000 to Locate.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

____________________________________________________________________________________

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an air time agreement with USA mobility.  The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational.  Terms of the repayment schedule are being negotiated with USA mobility as par of the Value Added Reseller Agreement (VAR) that has been executed as of March 31, 2005.  The repayment terms could include an immediate partial repayment of advanced location service fees and part applied to amounts due under the VAR agreement.  At March 31, 2005, the $150,000 under this agreement is classified as an “Other Liability” in the accompanying financial statements.

Trace Technologies also assumed $50,000 of prepaid license fees paid in advance to Locate Technologies by CSI Wireless, Inc.  Part of the purchase of substantially all of the assets of Locate Networks included a Technology and Manufacturing Agreement with CSI Wireless, Inc. executed in February of 2004.  The Technology and Manufacturing Agreement requires CSI to pay royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid.  The remaining amount plus accrued interest are due within 5 days if either Trace of CSI terminate the agreement.  At March 31, 2005, the $50,000 under this agreement is classified as an “Other Liability” in the accompanying financial statements.

Stock Rights Agreement

In conjunction with the transfer from Gabriel LLC to Gabriel Technologies Corporation, the managing member of the LLC agreed to issue for prior services and continuing services, common stock to certain employees and consultants. In July 2004, the managing member estimated the 2,500,000 of common stock was needed to provide these benefits. The Company is considered to have issued stock rights to these individuals, valuing totaling $250,000 at .10 per share, which has been charged to operations.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notices to the consolidated financial statements.

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

Gabriel LLC

Gabriel Technologies LLC was incorporated under the laws of the State of Nebraska on April 23, 2003.   On April 25, 2003 Gabriel LLC entered into an agreement to purchase all the assets of Gabriel Technologies, Inc., a Delaware corporation.  The assets included patent rights, inventory, contract rights and goodwill related to the development, manufacture and distribution of a security lock system used in the trucking and railroad industry.  From the date of acquiring the assets of Gabriel Technologies, Inc., Gabriel LLC continued to design, develop, produce, market and supports its proprietary series of advanced locking devices under the name WAR-LOK.

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

Technology

The Trace Asset Tag (G-TAG) is a new product currently in the prototype stage of development that combines accurate location positioning and wireless communications into a miniaturized tracking device.  Its small size (smaller than a garage door remote) and extended battery life, along with its unique, licensed SnapTrack assisted-GPS location gathering capabilities allow it to be used in many different demanding environments to provide discreet tracking of assets. G-TAG devices are capable of remotely providing accurate location information inside cargo trailers and containers, indoors and in urban canyons, where ordinary GPS does not operate.  In addition, we are engineering specific WAR-LOK products to support an imbedded version of the G-TAG, which will permit the user to monitor the location of the lock, and the rail car or semi-trailer on which the locking system is used.

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

-

Historical tracking information can be warehoused from 60 days to 90 days

Property

Our executive offices are located at 4538 South 140th Street, Omaha, Nebraska 68137.  Gabriel has leased the premises on an annual basis for a 62-month term expiring on March 31, 2009.  The current annual fixed minimum rent is approximately $104,000.  Beginning in April, 2005, we extended our leased office space in Dallas, Texas, for a one year term with a monthly rent of $475.00.

Employees

As of March 31, 2005, we employee 21 people, 19 of which are full-time and the remaining 2 are part-time or seasonal.  We are not subject to any bargaining agreements and we consider relations with our employees to be excellent.

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

Indebtedness

The Company entered into a financial arrangement with the Bank of Nebraska for a revolving line of credit in the amount of $750,000.00 which has a maturity date from July 22, 2004, to October 5, 2004.  The interest rate was WSJP plus 2.00% adjusted daily and the principal balance as of March 31, 2005, was  $486,422. The Bank of Nebraska filed security statements and obtained the personal guarantees of Louis Rotella, Marc Kaschke, Keith Feilmeier, Gerald M. Suess, and J. Douglas Rippeto.  The Company has paid off that note, and is in various discussions to finalize a new revolving line of credit.  We expect to finalize the line of credit in the first quarter of the next fiscal year.  The revolving line is used for our operations and sales of the WAR-LOK security systems.

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

Results of Operations.

The following table provides a breakdown of selected results of operations for the three months and nine months ended March 31, 2005, and 2004, respectively, and is the basis for the following discussion of the results of operations:

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$333,450	$52,958	$795,163	$508,306
COST OF GOODS SOLD	192,693	36,464	368,457	294,871
GROSS PROFIT	140,757	16,494	426,706	213,435

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	615,042	510,236	2,044,906	1,446,493
Professional fees	200,203	55,369	529,088	138,677
Total Expenses	815,246	565,605	2,573,995	1,585,170
INCOME FROM OPERATIONS	(674,488)	(549,111)	(2,147,288)	(1,371,735)
OTHER INCOME (EXPENSE)
Interest income	909	2,256	4,253	2,256
Financing expense	-	-	(440,000)	(5,338)
Gain from disposal of subsidiary	22,500	-	22,500	-
Gain from extinguishment of debt	-	200,000	-	200,000
Interest expense	(6,617)	(7,541)	(34,154)	(7,541)
Total Other Income (Expense)	16,792	194,715	(447,401)	189,377
LOSS BEFORE TAXES	(657,697)	(354,396)	(2,594,690)	(1,182,358)
BENEFIT FROM PROVISION FOR TAXES	223,425	242,012	799,901	538,648

NET LOSS	$(434,272)	$(112,384)	$(1,794,789)	$(643,710)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.11)	$(0.07)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	22,213,777	9,141,000	16,013,883	9,141,000

REVENUES

We derived revenue from sale of our specialized locking products, principally the WAR-LOK products. Net revenue increased 56.4% to $795,163 for the nine months ended March 31, 2005 as compared to $508,306 for the same period in fiscal year 2004. Net revenue increased 529.6% to $333,450 for the quarter ended March 31, 2005 as compared to $52,958 for the same period in fiscal 2004. For the nine months ended March 31, 2004. The increase for the nine month period was mainly due to sales through a distributor network that is in process of being developed. The increase for the three month period was mainly due to the addition of new distributors and the expansion of items in the WAR-LOK product line.

COST OF SALES

Cost of goods sold represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, shipping and delivery charges and commissions on those sales. Cost of goods sold increased to $192,693 for the third quarter ending March 31, 2005 as compared to $36,464 for the same period in fiscal 2004. As a percentage of revenue, cost of goods sold was 57.8%, as compared to 68.9% for the third quarter in fiscal 2004. The reason for decreased cost of sales percentage was mainly due to lower materials cost due to increased order quantities and improved mix of higher margin product sales. For the nine months ended March 31, 2005, cost of goods sold increased to $368,457 as compared to $294,871 for the nine months ended March 31, 2004. As a percentage of revenue, Cost of goods sold was 46.3%, as compared to 58.0% for the same period in fiscal 2004. The reason for this decrease percentage was mainly due to lower costs of materials purchased due to increased purchase order quantities and improved mix of higher margin product sales.

GROSS PROFIT

Gross profit increased from $16,494 to $140,757 for the third quarter of fiscal 2005. Gross profit increased from $213,435 to $426,706 for the nine months ended march 31, 2005. As percent of net revenue, gross profit was 31.1% and 42.0% for the three months and nine months ended March 31, 2004. As a percent of net revenue gross profit was 42.2% and 53.7% for the three and nine months ended March 31, 2005. The gross profit margin increase in the third quarter of 2005 as compared to the third quarter 2004 was mainly due to deceased costs of materials purchased due to increased purchase order quantities and improved mix of higher margin product sales. The gross profit margin increase for the nine month period was mainly due to decreased costs of material purchased due to increased purchase order quantities and improved mix of higher margin product sales.

OPERATING EXPENSES

Operating expenses are comprised of Selling, General and Administrative expenses and Professional fees.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

Selling and General and Administrative expenses for the three month period ended March 31, 2005 were $592,542 as compared to $510,236 for the same period in fiscal 2004.  Selling and General and Administrative expenses for the nine months ended March 31, 2005 were $2,022,406 as compared to $1,446,493. The increase was mainly due for quarter and nine months ended March 31, 2005 are due to increased wages, employee relocation costs, insurance, rent and software maintenance costs.

PROFESSIONAL FEES

Professional fees include expenses from legal, accounting, and other professional outside services used by the company. Professional fees increased to $200,203 for the third quarter ended March 31, 2005 as compared to $55,369 for the third quarter 2004. For the nine months ended March 31, 2005, Professional fees increased to $529,088 as compared to $138,677 for the same period in fiscal 2004.

The increase for the third quarter and nine months March 31 2005 were due increased legal and audit costs resulting from becoming a public reporting company and complying Sarbanes Oxley.

INCOME (LOSS) FROM OPERATIONS

For the three months ended March 31, 2005, the Loss from operations increased from $549,111 in Fiscal 2004 to $651,988.  The Loss from operations for the nine months ended March 31, 2005 increased from $1,371,735 in Fiscal 2004 to $2,124,788.  The main reason for this increase for the quarter and nine months ended March 31, 2005 was mainly due to increased Sales General and Administrative Cost, Professional fees paid to legal and accounting firms, and costs associated with raising capital for the Company.

OTHER INCOME (EXPENSES)

Total other income (expenses) for the three month period ended March 31, 2005 were ($5,708) as compared to income of $194,715 for the same period in fiscal 2004. The increase was mainly due to a $200,000 gain on extinguishment of debt in 2004 during the quarter. Total other income (expenses) for the nine months ended March 31, 2005 was ($469,901) as compared to income of $189,377 for the same nine month period 2004. The most significant part of this in 2005 was the$440,000 financing cost recognized by the company for the buyout of certain stock issuance rights in conjunction with recapitalization of the company during the second quarter 2005.Again the main contributor to the income in 2004 nine month period was the gain on extinguishment of debt during the period.

INCOME (LOSS) AFTER TAXES

The Loss after taxes for the three months period ended March 31, 2005 was $434,272 as compared to a Loss of $112,348 for the same period in fiscal 2004. The Loss after taxes for the nine months ended March 31, 2005 was $1,794,789 as compared to $643,710 for the same nine months in fiscal 2004.  The increased loss was mainly due to increased selling, general and administrative and professional fees.

Net (loss) Available to Common Stockholders

For the nine months ended March 31, 2005, we had a net (loss) available to common stockholders identical to the net loss of the Company.

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

For the nine months ended March 31 2005, we used $2,598,713 of cash in operating activities and another $2,145,943 in investing activities. We generated $4,240,828 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the nine month period of $503,828. For the same period of 2004, our Company used $2,221,893of cash in operating activities and another $142,012 in investing activities. We generated $4,683,711 in cash from financing activities. The total of all cash flow activities for the same period in 2004 resulted in an increase in the balance of cash of $2,319,806.

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

Trace Technologies, LLC.

On September 13, 2004, Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets .  This suit was subsequently settled and dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,125,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 were paid in February 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

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

There is currently a limited market for our common stock, which trades on the OTC Bulletin Board.  Trading of stock on the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a market will develop in the stock after the corporate reorganization, in which case it will be difficult for stockholders to sell their stock.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in security systems. Other than filing four (4) patents in the United States and registering the domain names www.gabrieltechnologies.com and www.war-lok.com, we have not taken any action to protect our proprietary technology.  If any of our competitor’s copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including WAR-LOK, Trace Location Service and Trace Asset Tag, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

The loss of key personnel would have a material adverse affect upon the Company

Our success depends to a significant extent upon a number of key employees and members of senior management of the Company, namely Keith Feilmeier, Maurice Shanley, Mike May and Allan Angus. The loss of service of one or more of these key employees could have a material adverse affect. We believe that our future success is highly reliant upon recruiting exceptionally skilled technical, managerial and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining the personnel we require.

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

The liquidity of our Common Stock is affected by its limited trading ability

Shares of our Common Stock are traded on the OTC Bulletin Board under the symbol "GWLK". There is currently no broadly followed established trading market for our Common Stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our Common Stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our Common Stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Subject to deposits received prior to the recapitalization the Company issued the following shares for the exercise of options and warrants, and qualified private placement agreements during the quarter ended March 31, 2005:

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

During the nine months ended March 31, 2005, the Company had warrants exercised, at $2.00 for subscription for common stock of 1,617,750 shares and associated payments of $2,690,500.

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

Date: May 23, 2005

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

Chief Executive Officer                   May 23, 2005

President, Director and

Principal Executive Officer

/s/   Maurice Shanley

Maurice Shanley

Chief Financial Officer                   May 23, 2005

and Executive Vice President

(Principal Financial and

Accounting Officer)