Form 10KSB
period 2005-06-30
GABRIEL TECHNOLOGIES CORP
filed 2005-11-17
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2005

[   ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______ to __________

Commission file number                             000-23415

GABRIEL TECHNOLOGIES CORPORATION

(Name of small business issuer in its charter)

Delaware	22-3062052
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4538 S. 140th Street, Omaha Nebraska	68137
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (402) 614-0258

Securities registered pursuant to Section 12(b) of the Exchange Act:

NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b02 of the Exchange Act).

Yes [    ]          No  [ X ]

Issuer’s revenues for its most recent fiscal year: $921,976

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 15, 2005, was:  $ 20,848,347.

The number of shares outstanding of each of the issuer’s classes of common equity, at  November 15, 2005:  25,366,971 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [     ]    No  [ X ]

See accompanying summary of accounting policies

and notes to financial statements.

TABLE OF CONTENTS

PART I Page

Item 1. Business

6

Item 2. Properties

11

Item 3. Legal Proceedings

11

Item 4. Submission of Matters to a Vote of Security Holders

12

PART II

Item 5. Market for Registrant’s Common Stock and Related

Stockholder Matters

11

Item 6 Management’s Discussion and Analysis or Plan of Operation

14

Item 7. Financial Statements

24

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure

45

Item 8A. Certain Controls and Procedures

45

Item 8B. Other Information

46

PART III

Item 9. Directors, Executive Officers and Control Persons;

Compliance with Section 16 (a) of the Securities Exchange Act

47

Item 10. Executive Compensation

47

Item 11. Security Ownership of Certain Beneficial Owners

and Management

47

Item 12. Certain Relationships and Related Transactions

47

Item 13. Exhibits and Reports on Form 8-K

47

Item 14. Principal Accountant Fees and Services

47

SIGNATURES

48

See accompanying summary of accounting policies

and notes to financial statements.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Gabriel Technologies Corporation ("we", “Gabriel” or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

For purposes of this report, the terms “we”, “us”, “our”, “Gabriel” or “Company” mean Gabriel Technologies Corporation, formerly Princeton Video Image, Inc., a Delaware corporation. “Gabriel LLC” refers to Gabriel Technologies LLC, a Nebraska limited liability company, and “Trace LLC” refers to Trace Technologies LLC, a Nevada limited liability company.

Item 1.

Description of Business

GENERAL

Overview and Business of Gabriel Technologies Corporation

Company was originally incorporated in 1990 as Princeton Video Image, Inc., a Delaware corporation.  In 2004, Princeton Video Image, Inc. filed for Chapter 11 Bankruptcy and emerged as a reorganized company on June 10, 2004. On July 23, 2004, Company changed its name to Gabriel Technologies Corporation.  On July 29, 2004, Company entered into a share exchange with Gabriel Technologies, LLC., which became a wholly-owned subsidiary of the Company.  Gabriel LLC was incorporated under the laws of the state of Nebraska on April 23, 2003.  The Company also incorporated Trace Technologies LLC under the laws of the State of Nebraska, which became wholly owned on November 19, 2004.  Operating through its two subsidiaries, Gabriel Technologies LLC and Trace Technologies LLC, Company owns proprietary rights and assets including patent rights, inventory, contract rights and goodwill related to the development, manufacture and distribution of a security lock system used in the trucking and railroad industry.

Gabriel Technologies, LLC

Through its wholly owned subsidiary, Gabriel Technologies, LLC., Gabriel Technologies Corp develops, manufactures and sells a series of physical locking systems for the transportation and shipping industries collectively known as the WAR-LOK™ Security System. Security has evolved substantially in recent years due to increased risks from theft and terrorism. With the implementation of the award-winning WAR-LOK™, Gabriel Technologies provides cost-efficient security measures to prevent national and global theft and homeland security issues. Gabriel Technologies’ mission is to provide the highest quality security products available to the transportation and shipping industries by creating innovative, proven technologies that can be implemented on a realistic basis. Gabriel Technologies Corp is also the parent company of the next-generation-assisted GPS company, Trace Technologies, LLC.

Gabriel has acquired and developed proprietary technology for, and manufactures and sells a series of locking systems collectively known as the “WAR-LOK” Security System.  We market four series of WAR-LOK products, each of which is protected by applicable patent filings with the U.S. Patent & Trademark office.  Gabriel sells the WAR-LOK Series products through a network of qualified distributors in specific vertical industries.  Our current products are described as follows:

●

The WAR-LOK t-Series Trucking Security System includes a trailer hasp lock, kingpin lock, tractor air brake lock, trailer glad hand lock, a padlock series and two versions of a trailer security kit and a trailer door hasp, all for use in securing semi-trailers and tractors.

●

The WAR-LOK r-Series Railroad Security System includes a special locking pin to be used for rail box cars, and auto cars.  A proprietary tool is required to remove the pin

●

The WAR-LOK i-Series Reusable Intermodal Security System is comprised of a reusable lock for intermodal containers, used for hauling freight via truck, rail or marine.

.

●

The WAR-LOK i-Series Intermodal Security System is a locking system for intermodal containers as used in the trucking and rail industry.  The system includes a security pin, a barrier box and a proprietary seal removal tool.

With the WAR-LOK System there are 260 million key combinations possible and the ability to master key 20,000 different locks. All WAR-LOK internal locking cores are designed with a flat-keyed locking system. Each component of this high security disc type cylinder has been designed to withstand the harsh environments of the transportation industry. All components are made of chrome plated hardened steel, brass or stainless steel. The WAR-LOK is pick resistant, drill resistant and key duplication is rendered improbable.

The WAR-LOK Security System

Patents

We own two issued U.S. patents relating to proprietary technology we use in our business.  These patents expire at various times, commencing in 2012.  Six new patent applications are pending in the United States.  We also filed patent applications in the European Patent Office and in various non-European countries around the world where we expect to do business.

Trademarks

The company has a pending trademark application on file for the WAR-LOK name and logo.

Production and Assembly

All steel castings for the WAR-LOK series are procured in China and shipped directly to Gabriel’s assembly center at Omaha, Nebraska (“Assembly Center”).  The WAR-LOK locking cores and padlock series are produced in Taiwan and shipped directly to the Assembly Center.  The assembly of the locking core and castings into the final product form is accomplished at the Assembly Center.  This is also where all key(s) are cut and assigned to locking cores.  We keep all records of key serial numbers and product numbers at our Omaha, Neb Assembly Center.

The WAR-LOK i-Series and r-Series proprietary tool is manufactured and assembled by an outside manufacturer in Omaha, Nebraska.

Warranty

We currently offer a one-year limited warranty from the date of shipment to cover defects in materials or workmanship of our products.  Warranty service will be provided from our Assembly Center during the initial stages of our development.

After Sales Service

We currently have a customer care center established at our Omaha, Neb headquarters.  We employ 2 personnel who are responsible for assisting all current and prospective customer needs and requests.

Employees

As of June 30, 2005, Gabriel LLC employees 19 people, 15 of which are full-time and the remaining 4 are part-time or seasonal.  Gabriel LLC is not subject to any bargaining agreements and we consider relations with our employees to be excellent.

Strategic  Relationships

We have a number of strategic relationships that aid our business on a daily basis.  We currently have distribution/resell agreements from 7 major partners; Freightliner LLC, Aurora Parts & Accessories, VIPAR Heavy Duty, Davanac Inc, Ford Systems Inc, Ginont Distributing and the Owner-Operator Independent Drivers Association (OOIDA).

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

The WAR-LOK i-Series and r-Series proprietary tool is manufactured and assembled by an outside manufacturer in Omaha, NE.

Research and Development

We have our own in-house engineering staff which conducts all research and development projects.  The company is currently developing a new series of it’s WAR-LOK line for the general consumer market.   We anticipate a launch of this new product in the Spring of 2006.   The company also offers customization to our current product line on a per customer need basis.

Indebtedness

Gabriel Technologies Corp entered into a financial arrangement with the First Community Bank for a line of credit in the amount of $100,000 on June 30, 2005, the interest rate was 7%. First Community Bank filed a security statement and obtained the personal guarantees of Keith Feilmeier and Dennis Blackman and the Corporate guarantee of Gabriel Technologies Corp. The loan was repaid on August 25, 2005.

Gabriel Technologies, LLC entered into a financial arrangement on August 12, 2005 with the Nebraska State Bank  for a revolving line of credit in the amount of $1,500,000.00 which has a maturity date of August 12, 2006.  The interest rate is regional prime plus 2.00% adjusted daily and the current principal balance is $668,429. Loan advances are made from a Collateral Schedule based on 75% of eligible accounts receivables and 50% of qualified inventory. The loan agreement also requires a Lock Box for Accounts Receivables collections. The Nebraska State Bank currently has filed security statements and obtained the personal guarantees of  Keith Feilmeier, and the Corporate Guarantee of Gabriel Technologies Corp.  The revolving line is used in our operations and sales of the WAR-LOK security systems.

 Trace Technologies, LLC

In addition to the WAR-LOK Security System, Gabriel has established Trace Location Services (“TLS”) through its subsidiary, Trace Technologies, LLC, a Nebraska Limited Liability Company (“Trace LLC”) to provide enhanced location based services to devices supporting Qualcomm’s SnapTrack assisted-Global Positioning System (a-GPS) technology for use in the United States, Canada and Mexico.  A-GPS technology provides accurate location information in environments where traditional, autonomous GPS is unable to properly function, such as inside of buildings, parking garages, vehicle trunks, cargo areas, areas with dense foliage, and “urban canyons.”  Subscribers and licensees will pay a fee to access the Trace-enhanced location information to determine the location of enabled devices, such as the Trace Location Tag.  Trace primarily sells its Trace Locating Services (TLS) through qualified value-added resellers (VARs) and authorized distributors in specific vertical industries.  However, there will be specific applications where Trace will contract directly with unique, large government and commercial entities that typically operate a private or campus network as service centers.  Gabriel is also currently developing a TLS WAR-LOK version of its WAR-LOK products that will be able to communicate its position and status of the lock, rail car or semi-trailer wirelessly over existing wireless communication networks.  We have identified and are currently qualifying distributors for these services.

GPS technology has already gained acceptance in the automatic vehicle location segment of the transportation industry.  While location based services are rapidly expanding into other vertical market segments, its success is limited by the reach of traditional GPS technology.  Trace’s application of a-GPS eliminates these issues, thereby enabling an almost unlimited number of new applications. Trace has identified and is currently qualifying VARs for these services and has had substantive discussions with the Federal government, government contractors and a major United States airline company.

In relation to our Trace Location Services, we are considered to be in the development stage for accounting purposes, as we have not yet realized any commercial sales of any of our products in that specific area.

Trace Location Services

Trace has licensed, acquired and developed proprietary technology for the operation and management of a location based services network that supports enhanced communication between users and locating devices utilizing Qualcomm’s SnapTrack a-GPS technology.  Trace Location Services consist of the following components and are illustrated in the figure below and in Appendix A:

•

A Location Tag (“the device”)

•

Carrier or private communications network (currently ReFLEX wireless)

•

GPS data from satellites

•

Assisted-GPS information (Trace’s proprietary method of providing calculated positional information using its location server)

•

Value added presentation platform/middle-ware for useful presentation of the position data (via the Application Service Provider)

Patents

Trace has started the process for obtaining several patents around its TLS technology and services and expects this work to result in between 2 and 6 patents.

Trademarks

While Trace did not pursue any trademarks in FY2005, Trace is in the process of trademarking the following:

•

Trace Technologies

•

Trace Location Services

•

Trace and all derivatives (e.g., Trace-ability, Trace-ing, etc)

In addition, Trace reserved the following domain names:  trace-tech.com and trace-tech.net.  We will be reserving t-ls.com in FY06.

Production and Assembly

The heart of providing TLS resides in what is referred to as the Trace Location Server which consists of storage servers, infrastructure servers and the SnapTrack Position Determination Entity Server Pool.  We have been running off of a development server environment and will complete transition to a commercial grade redundant server setup in a hardened facility in the Omaha area before the end of CY05.  Currently, there is one device which supports TLS which is being manufactured by CSI Wireless in Calgary.  While there has been a long development history with this device, we anticipate commercial availability in November 2005.

Warranty

Device warranties are offered by the device manufacturer(s) since the devices will be wholesaled to our VARs.  Warranties on the TLS are in the form of the following Service Level commitments:

•

99.9% 6am-10pm EST 365 days/yr

•

99.7% 10pm-6am EST 365 days/yr

•

80% of XY Service and API transactions with response times <180 sec (assumes reliable carrier network)

•

95% of XY Service and API transactions with excess response time <20 sec over Carrier’s network

Services levels are absent any carrier or ASP-induced latency

After Sales Service

Based on the marketing and sales model established for TLS, Trace will rarely deal with end customers.  The majority of TLS end customers will receive their support directly from a ReFLEX carrier, ASP or other VAR.  Device specific issues will be directed to the device manufacturer(s).  However, Trace will have significant interaction with the ReFLEX carriers, ASPs and VARs.  Service to these entities will include initial training on TLS, maintenance of and upgrades to the Trace Location Server, coordinating the addition of features on existing devices and identification of potential new devices and applications.  Trace will maintain 24x7 support to the carriers, ASPs and VARs as defined in agreements with these entities.

Technology

Satellites provide GPS data to location tags equipped with one of a variety of GPS chip sets.  For this application of a-GPS, the chip set utilizes specifications established via Trace’s license with SnapTrack.  A standard autonomous GPS device requires considerable power and “open sky” conditions in order to provide location information.  SnapTrack’s assisted-GPS works by combining GPS satellite information with ranging information from a wireless network to produce GPS acquisition assistance information for satellites visible to the device.  The wireless network not only provides coverage, it may deliver adjunct location information which aids in the location process.  A location server provides all location calculations (in this case, a Trace server using the SnapTrack software).  The global GPS satellite system provides precise positioning information to the location server.  A user or Application Service Provider (ASP) initiates a location request to the location server.  The location server uses known communications tower location data for the tower currently serving the device to tell the device which GPS satellites it should listen to in order to gather positioning data more quickly.  The device uses GPSAA to acquire raw position information (called pseudo-range) for visible satellites more effectively than it otherwise could with a blind search.  This saves time and battery life.  It also improves the sensitivity of the device.  The device uses the wireless network to relay the pseudo-range information back to Trace, at which point a fix is computed by the SnapTrack servers using this pseudo-range data, data from Wide Area Reference Network (WARN), and approximate location information from the wireless network.  The exact coordinates are then sent back to the device or cached with the ASP.

A variety of middle-ware applications are employed by either an ASP or private network owner to convert the positioning information into a useful display for end user access.

Trace’s first generation a-GPS device communicates over a ReFLEX v2.7 network and allows for both binary and alphanumeric messages to and from the device.  It uses a parameter-driven, configurable architecture to permit optimization for individual applications.  This device communicates using the current recognized standards for wireless data and 2-way paging (i.e., TIA801 and WCTP Version 1.3).  Future generation devices will communicate using a variety of new standardized wireless protocols.

Trace operates it main location server in Bellevue, Washington with its planned redundant location server in Dallas, TX.  Trace guarantees 24x7 location services and will maintain a customer support center to handle customer technical support issues.

Employees

As of June 30, 2005, Trace employed 2 full time employees and used Engenex of Bellevue, Washington, as a third party provider for software development.  Since that time, Trace has hired 2 additional full time and 1 part time staff.  We are in the process of recruiting 1 additional full time employee.  Trace is not subject to any bargaining agreements, and it considers relations with our employees to be excellent.

Strategic  Relationships

Trace has formed key relationships for sales, delivery, installation and support in order to execute this business plan. This allows the company to concentrate on the Trace information services.  Current relationships include:

Carriers USA Mobility PageNet Canada SkyTel	ASPs GTES SAIC Space Data FleetPoint S3
Manufacturers CSI Wireless	Technology Partners SnapTrack (a QualComm Company) GTES ENGENEX

Regulations

None at this time.

Research and Development

Primary development over the past FY has been focused on revising software code on the Trace Location Server and working with CSI Wireless to bring TLS to commercial availability.  Trace is committed to remaining on the cutting edge of assisted-GPS technology and has plans to expand beyond ReFLEX networks into WiMAX and CDMA in CY06.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statement". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

Although we have begun Beta stages of testing of  Trace’s Location Service and the Trace Asset Tag, there is no assurance that it will be able to successfully develop sales of its systems and thus we will have no way to evaluate the likelihood that we will be able to operate the business successfully.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new industrial products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture licensing and financing of the Trace products.

It is anticipated that we will incur increased operating expenses without realizing any revenues. It is therefore expected that we will incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the business, or if the business is found to be unmarketable, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful in our new venture, and there is no assurance that we will be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, the business will most likely fail.

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

There is currently a limited market for our common stock, which trades on the Over the Counter Bulletin Board “OTCBB”.  Trading of stock on the OTCBB is frequently thin and highly volatile.  There is no assurance that a market will develop in the stock after the corporate reorganization, in which case it will be difficult for stockholders to sell their stock.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in security systems. Other than filing six (6) patents in the United States and internationally and registering the domain names www.gabrieltechnologies.com and www.war-lok.com, we have not taken any action to protect our proprietary technology.  If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including WAR-LOK, Trace Location Service and Trace Asset Tag, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Any event which adversely affects the sale of our product or service may adversely affect our ability to general revenues.

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

Our business depends substantially upon the capital expenditures relating to technology of small, midsize and large companies and organizations. A recession or other adverse event affecting the marketplace for technology spending in the United States and Canada could impact such demand, forcing the companies in our target market to curtail or postpone such expenditures. Any adverse change in the amount or timing of expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.

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

We have limited working capital and need for additional financing

Because we have limited working capital and need additional financing, we could be adversely affected if we are unable to obtain additional funds.  We expect to require additional funding in the near term to fund our plans for expansion and our existing operations. We are not currently generating profits and need cash for administrative expenses, payment on our debts and our proposed acquisition program. There can be no assurances that any additional financing will be available to us on acceptable terms, if at all. The inability to obtain financing could have a material adverse effect on our operating results, and as a result we could be required to significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to stockholders.

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

The liquidity of our Common Stock is affected by its limited trading ability

Shares of our Common Stock are traded on the OTCBB under the symbol "GWLKE". There is currently no broadly followed established trading market for our Common Stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our Common Stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our Common Stock on the OTCBB is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

As common shares become eligible for sale, their sale could depress the market price of our stock

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

Item 2.

Description of Property

Our executive offices and assembly center are located at 4538 South 140th Street, Omaha, Nebraska 68137.  Gabriel has leased the premises on an annual basis for a 62-month term expiring on March 31, 2009.  The current annual fixed minimum rent is $109,608.  Our premises occupy 18,053 square feet, which we believe is adequate for our current operations.

The Company also rents space in Texas for $475 per month.  The term of the lease is for one year beginning in April 2005.  Trace Technologies, LLC leases 1,329 square feet of office space in Bellevue, Washington, under a lease term of one year commencing on August 15, 2004, at $1,772 per month.  Subsequent to year end, the lease was extended an additional year at $2,015 per month.

Item 3.

Legal Proceedings

As of the date of this Annual Report on Form 10-KSB, there is no material proceeding as to which any director, officer, affiliate or stockholder of the Company is a party adverse to the Company.

Trace Technologies, LLC.

On September 13, 2004, Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets .  This suit was subsequently settled and dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 which were paid in February 2005.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meetings of the Company’s stockholders were held during the fiscal year ended June 30, 2005.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Common Stock Information

As of September 30, 2005, there were approximately 450 record and beneficial holders of the Company’s Common Stock and a total of 25,298,571 shares of the Company’s Common Stock were outstanding.  The most recent bid price of the Company’s shares were $1.00 per share.

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

2002	High	Low
January 1 – March 1	714.00	414.30
April 1 – June 30	597.60	264.00
July 1 – September 30	315.30	171.30
October 1 – December 31	213.60	99.00
2003
January 1 – March 31	45.04	33.31
April 1 – June 30	0.90	0.60
July 1 – September 30	0.30	0.30
October 1 – December 31	0.15	0.15

2004
January 1 – March 31	0.30 (a)	0.30 (a)
April 1 – June 30	0.30 (a)	0.60 (a)
August 12 - Sepember,30	4.70	3.00
October 1-December 31	3.25	2.85
(a) These values were probably much less but the reverse stock split of one to 300 has a greater effect upon the minimum values quoted.

2005
January 1 – March 31	3.15	2.40
April 1 – June 30	2.80	1.30
July 1 – September 30	1.55	1.00

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

Item 6.

Management Discussion and Analysis and Plan of Operation

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business and Industry", "Business Strategy and Intellectual Property", "Competition" and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this  Annual Report on Form 10-KSB.

Overview and Business of Gabriel Technologies Corporation

General Overview

The Company was founded and incorporated in 1990.  Until the Company entered into the acquisition with Gabriel Technologies, LLC, its focus was to develop and market a real-time video insertion system.  These operations were discontinued when the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.  The Company continued to operate as a debtor-in-possession and filed its Plan of Liquidation and Related Disclosure Statement with subsequent amendments. The First Modified Plan of Liquidation was confirmed on June 10, 2004, by an Order Confirming First Modified Plan of Liquidation (“Order Confirming”).  The Company then emerged from bankruptcy as a reorganized company and entered into a stock exchange with Gabriel Technologies, LLC (“Gabriel LLC”), a Nebraska Limited Liability Corporation and has since taken on the parent name of Gabriel Technologies Corp a Delaware Corporation.

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

Gabriel Technologies Corp

Gabriel Technologies LLC was incorporated under the laws of the State of Nebraska on April 23, 2003.   On April 25, 2003 Gabriel LLC entered into an agreement to purchase all the assets of Gabriel Technologies, Inc., a Delaware corporation and as a result renamed the “Company” Gabriel Technologies Corp with two wholly-owned subsidiaries Gabriel Technologies LLC and Trace Technologies LLC.  The assets included patent rights, inventory, contract rights and goodwill related to the development, manufacture and distribution of a security lock system used in the trucking and railroad industry.

Business of Gabriel Technologies Corp

Gabriel LLC provides advanced security solutions for protection of cargo being transported and in storage.  Gabriel LLC designs, develops, produces, markets and supports a proprietary series of advanced physical locking systems under the WAR-LOK name. Gabriel sells the WAR-LOK Series products through a network of qualified distributors in specific vertical industries.

Gabriel Technologies Corp is also the parent company of the next- generation- assisted GPS company, Trace Technologies, LLC, www.trace-tech.net.  Trace location tracking provides enhanced location services to devices supporting Qualcomm’s SnapTrack™ assisted-GPS technology. Subscribers and licensees pay a fee to access the Trace SnapTrack-based location information to determine the precise location of enabled devices, such as the Trace Asset Tag. The company works with a number of value-added resellers and distribution partners to give the technology a greater reach of the tracking services market. Trace Technologies’ mission is to provide the highest quality security solutions available – by creating innovation, proven technologies that can be implemented on a realistic basis.

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

Results, analysis and plan of operations.

During the year ended June 30, 2005 we had Total Revenue of $921,976 and gross profits of $348,732 or 37.8% compared to Total Revenue of $170,756 and gross profits of $71,109 or 41.6% during the six months ended June 30, 2004 and Total Revenue of $455,348 and gross profits of $196,941 or 43.3% during the nine months ended December 31, 2003.  The increase in REVENUE can be primarily attributed to the increased sales effort in the trucking industry.

On July 28, 2004, Gabriel Technologies, LLC agreed to a share acquisition with Gabriel Technologies Corporation (“GTC”) (formerly known as Princeton Video Imaging, Inc.) where Gabriel Technologies, LLC’s 10,000,000 outstanding member units were exchanged for 10,000,000 shares of common stock of GTC.  This transaction was accounted for as a reverse merger recapitalization of Gabriel Technologies, LLC, with Gabriel Technologies, LLC continuing as the accounting entity.  The recapitalization resulted in the continuation of the issuance of 263,384 shares of common stock, including all shares issued for rounding purposes in the prior 300 to 1 reverse stock split with GTC.  A convertible note for $37,500 was transferred with the rights to convert into 6,000,000 shares of common stock.  In August 2004, this note was converted into 500,000 shares of common stock and 5,500,000 warrants exercisable at $25 with a term of 10 years.  The warrants were deemed to have no economic value.  Associated with the recapitalization, the Company agreed to pay $440,000 for the cancellation of certain stock rights in order to gain control of the former Princeton Video Image, Inc.  This payment was expensed as a financing cost.

For the quarter ended September 30, 2004 72,166 shares of common stock were issued as part of a private placement, including the exercise of 21,560 warrants.  Common stock shares totaling 3,281,906 were issued for prior investment deposits and the exercise of options and warrants.  The Company issued 1,300,000 shares of common stock for prior investment deposits for its agreements to invest in Trace Technologies, LLC and to acquire Cayuga Acquisition Corporation.  The Company issued 271,860 common shares for services valued at $27,186.  The Company also issued 750,000 shares for a note receivable of $1,875,000 and the Company received $380,000 in payments against the note.  The note is treated as common stock subscriptions receivable, wherein equity is deduced until the note is paid.  In August 2005, the Company received an additional $650,000 payment toward the subscription receivable.

During the quarter ended December 31, 2004, the Company had warrants exercised at $2.00 per share for the subscription of 1,367,750 common shares for $2,690,500.  Warrants were exercised at $2.50 for 250,000 common shares for a note receivable.  This note is also treated as common stock subscription receivables, wherein equity is reduced until the note is paid.  The Company issued an additional 1,750,000 shares of common stock at $2.80 per share to Locate Networks to acquire the complete interest in Trace Technologies, LLC.  Stock rights valued at $250,000 were satisfied with the issuance of 2,500,000 shares.

Warrants were exercised for 927,000 shares common stock in the 4th quarter ended June 30, 2005 at $2.00 per share or $1,854,000.

In July 2005, 600,000 warrants were converted at $1.00 per share.  Out of 5,500,000 original warrants, 5,407,250 were exercised.  No more of these warrants will be exercised.

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

REVENUES

The following table summarizes our three revenue segments as a percentage of Total Revenue respectively for the following periods:

	Twelve Months	Six Months	April 1, 2003
	Ended	Ended	(inception) to
	June 30, 2005	June 30, 2004	December 31, 2003
Intermodal/Railroad	5%	12%	42%
Trucking	87%	87%	58%
Consumer/Other	8%	1%	0%
	100%	100%	100%

Details of the most significant changes for the year ended June 30, 2005 compared to the six month period ended June 30, 2004 and the nine month period ended December 31, 2003 are as follows:

INTERMODAL/RAILROAD – This segment represents $43,638 or 5% of total revenue earned during the year ended June 30, 2005 as compared to $21,167 or 12% of total revenue in the six month period ended June 30, 2004 and $192,612 or 42% in the nine month period ended December 31, 2003.  The main reasons for the declining percentage of revenue relates primarily to the strong growth in the Trucking segment and the shift in Company resources to service the more immediate growth in the Trucking segment.

TRUCKING – The Trucking segment represents $802,119 or 87% of total revenue earned during the year ended June 30, 2005 as compared to $148,557 or 87% of total revenue in the six month period ended June 30, 2004 and $262,736 or 58% in the nine month period ended December 31, 2003.  The trucking segment continues to be Gabriel Technologies, LLC primary market.  Renewed effort will be placed on Intermodal/Railroad in the next twelve months.

CONSUMER/OTHER – The Consumer/Other segment represents $76,219 or 8% of total revenue earned during the year ended June 30, 2005 compared to $1,032 or 1% for the six month period ended June 30, 2004 and no revenue in the nine month period ended December 30, 2003.  The percentage increase is due to the Company’s development of retail packaging and expanding distribution channels.

GROSS PROFIT

Our consolidated Gross Profit decreased to 37.8% for the year ended June 30, 2005 from 41.6% and 43.3% for the six month period ending June 30, 2004 and nine month period ending December 31, 2003 respectively.  This decrease in Gross Profit trend is attributed to the increase sales made to customers who are given a discount for volume sales in the year ended June 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $4,131,927 for the year ended June 30, 2005 verses $1,123,109 and $1,013,180 for the six month period ending June 30, 2004 and the nine month period ending December 31, 2003 respectively as reflected in the following table:

	Twelve Months Ended	Six Months Ended	April 1, 2003 (inception) to
	June 30, 2005	June 30, 2004	December 31, 2003
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$4,131,927	$1,123,109	$1,013,180

The following table highlights the major operating expenses which contributed to the large increase for the year ended June 30, 2005.

Major Operating Expenses:
Consulting Fees	$371,015	$125,000	$-
Insurance	101,074	5,433	3,695
Bad Debt Expense	275,802	-	-
License Rights	605,000	-	-
Rent	134,591	36,765	30,611
Salary and wages	1,369,309	466,375	368,557
Total Major Operating Expenses	2,856,791	633,573	402,863
Non-major Operating Expenses (net)	1,275,136	489,536	610,317
Total Selling, General and Administrative Expense	4,131,927	1,123,109	1,013,180

The following explains the changes during the periods presented:

Consulting Fees – For the year ended June 30, 2005 Consulting Fees totaled $371,015 as compared to $125,000 and $-0- for the six months and nine months ended June 30, 2004 and December 31, 2003, respectively.  The increase in the current period is attributed mainly to the increased use of software consultants for Trace Technologies, LLC.

Insurance – For the year ended June 30, 2005 insurance expenditures totaled $101,074 as compared to $5,433 and $3,695 for the six month period and nine month period ended June 30, 2004 and December 31, 2003 respectively.  The increase in the current year ended June 30, 2005 relates to insurance for new facilities, higher coverages, coverage for increased inventory, and coverage for Director’s and Officer’s.

Bad Debt Expense – For the year ended June 30, 2005 the Company established a reserve account to cover the potential need to write-off any uncollectible accounts or notes receivable.  Establishment of the reserve resulted in $275,802 of Bad Debt expense compared to $-0- for the previous two periods.

License Rights – License Rights of $605,000 were expensed at June 30, 2005.  This is a one-time charge and relates to reacquire the international marketing rights from Kaschke Investments, LLC.

Rent Expense – For the year ended June 30, 2005 Rent Expense totaled $134,591 as compared to $36,765 and $30,611 for the six month period ending June 30, 2004 and nine month period ending December 31, 2003 respectively.  The increase in rent expense is due to additional warehouse space added in April 2004 and increased rates for the facilities in Omaha, Nebraska and Bellevue, Washington.

Salary and Wages – For the year ended June 30, 2005 salary and wage expenditures totaled $1,369,309 compared to $466,375 and $368,557 for the six months ended June 30, 2004 and the nine month period ended December 31, 2003 respectively.  The increase in the current year is primarily due to the addition of personnel which includes our Vice-President of Information Technology, Allan Angus and President of Trace Technologies, LLC, Michael May – who subsequent June 30, 2005 is no longer with the Company as an employee.  We have also added additional staff at our Bellevue, WA location and administrative and production employees at our Omaha facilities.

The remaining Non-Major Operating expenses were $1,276,173 for the year ended June 30, 2005 compared to $489,536 and $610,317 for the six month period ended June 30, 2004 and the nine month period ended December 31, 2003 respectively.  The increase in Non-Major expenditures over the prior periods is primarily due to “ramping up” for additional sales in Gabriel Technologies, LLC and our “roll-out” of services provided by Trace Technologies, LLC.

PROFESSIONAL FEES

For the year ended June 30, 2005 Professional Fees totaled $451,670 as compared to $156,038 for the six month period ended June 30, 2004 and $90,242 for the nine month period ended December 31, 2003.  The increase during the last twelve months over the prior periods were due to increased legal and audit costs resulting from becoming a public reporting company and complying with Sarbanes-Oxley requirements.

INCOME (LOSS) FROM OPERATIONS

For the twelve months ended June 30, 2005 the loss from operations was $4,234,865 as compared to losses of $1,208,038 and $906,481 for the six months ended June 30, 2004 and the nine months ended December 31, 2003 respectively.  The reasons for the increase was mainly due to the increase in Selling, General and Administrative  cost as previously discussed and professional fees paid to legal and accounting firms and costs associated with raising capital for the Company.

OTHER INCOME (EXPENSES)

Other expenses for the year ended June 30, 2005 totaled $420,235, the most significant portion is $440,000 in financing fees recognized by the Company for the buyout of certain stock issued rights in conjunction with the recapitalization of the Company during the second quarter  2005.  Other income of $190,000 for the six month period ended June 30, 2004 was primarily due to a $200,000 gain from extinguishment of debt and for the nine month period ended December 31, 2003, $157,722 of Other Expense of was attributed mostly to $130,338 in financing fees relating to securing investment capital for the Company.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the year ended June 30, 2005 was $3,445,552 as compared to a loss of $657,106 for the six month period ended June 30, 2004 and a loss of $729,745 for the nine month period ended December 31,2003.  Again, the main reasons for the increased loss during the period ended June 30, 2005 was mainly due to increased Selling, General and Administrative costs and Professional fees attributed to becoming a publicly owned company as previously discussed.

Net (loss) Available to Common Stockholders

For the nine months ended June 30, 2005, we had a net (loss) available to common stockholders identical to the net loss of the Company.

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

For the year ended June 30, 2005, we used $3,640,990 of cash in operating activities and another$2,064,993 in investing activities. We generated $4,675,377 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the twelve month period of $1,030,606. For the six month period ended June 30, 2004, our Company used $2,324,969 of cash in operating activities.  Investing activities provided $3,395,839 of cash flow and $30,750 was generated from financing activities.  The total of all cash flow activities for the same period in 2004 resulted in a increase in the balance of cash of $1,101,620.

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

Subsequent Events.

NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Management believes the adoption of this statement will not have immediate material impact on the financial statements of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes the following accounting polices to be critical to understanding our business and related financial statements:

Software Developed for Internal Use

Accounting for the costs of computer software developed or obtained for internal use, as prescribed by the American Institute of Certified Public Accountants (AICPA), Statement of Position No. 98-1, hereinafter referred to as SOP 98-1, requires companies to capitalize and amortize the costs associated with developing or obtaining software for internal use.  SOP 98-1 states that internal-use software has the following characteristics:  1) the software is acquired, internally developed, or modified solely to meet the entity’s internal needs 2) during the software’s development or modification; no substantive plan exists or is being developed to market the software externally.  The costs included in capitalized long-lived assets include the following:  1) external direct costs (i.e. from third-party transactions) of materials and services consumed in developing or obtaining internal use computer software, 2) payroll and payroll related costs for employees who are directly associated with and devote time to the internal-use software project, and 3) interest costs capitalized in accordance with Statement of Financial Accounting Standards No. 34 (SFAS 34), Capitalization of Interest Cost, as issued by the Financial Accounting Standards Board.  General and administrative costs are not capitalized costs of internal-use software.  Once the capitalized internal-use software is placed into service, the cost will be amortized over the period of expected benefit in a systematic and rational manner.

Since the software developed for internal use is a long-lived asset, SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company is required to determine whether there has been an impairment of the asset.  Once the software is operational and placed into service, the Company will make periodic assessments of the useful life of the software and make adjustments as necessary.

See accompanying summary of accounting policies

and notes to financial statements.

Item 7.

Financial Statements

To the Board of Directors

Gabriel Technologies Corporation

Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Gabriel Technologies Corporation as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the periods ended June 30, 2005, June 30, 2004, and December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gabriel Technologies Corporation as of June 30, 2005 and 2004 and the results of its operations, stockholders’ equity and its cash flows for the periods ended June 30, 2005, June 30, 2004, and December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

September 23, 2005

See accompanying summary of accounting policies

and notes to financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$96,257	$1,126,863
Accounts receivable, net	318,196	217,755
Inventory	1,126,925	703,996
Notes receivable, net	553,600	1,047,179
Accrued interest receivable	29,945	-
Prepaid expenses and deposits	47,789	5,000
Total Current Assets	2,172,712	3,100,793

OTHER ASSETS
Equipment, net	312,199	424,672
Patents, net	61,493	33,054
Licenses, net	10,625,453	95,000
Goodwill	1,517,792	1,517,792
Software	1,006,438	-
Investments	-	3,550,000
Deferred tax asset	2,017,438	695,390
Other assets	59,516	94,179
Total Other Assets	15,600,329	6,410,087

TOTAL ASSETS	$17,773,041	$9,510,880

The accompanying notes are an integral part of these financial statements.

See accompanying summary of accounting policies

and notes to financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,005,318	$205,572
Accrued expenses	61,725	-
Line of Credit	-	486,422
Investment Deposits	-	7,412,030
Note payable to bank	100,000	-
Note payable to related party	235,905	-
Other Liabilities	432,752	56,443
Total Current Liabilities	1,835,700	8,160,467

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares
authorized, 24,916,971 and 10,000,000 shares issued
and outstanding, respectively	24,917	10,000
Additional paid-in capital	22,864,828	2,727,265
Subscriptions receivable	(2,120,000)	-
Accumulated deficit	(4,832,404)	(1,386,852)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	15,937,341	1,350,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,773,041	$9,510,880

The accompanying notes are an integral part of these financial statements.

See accompanying summary of accounting policies

and notes to financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended	Six Months Ended	April 1, 2003 (inception) to
	June 30,	June 30,	December 31,
	2005	2004	2003

REVENUES	$921,976	$170,756	$455,348

COST OF GOODS SOLD	573,244	99,647	258,407

GROSS PROFIT	348,732	71,109	196,941

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	4,244,427	1,123,109	1,013,180
Professional fees	451,670	156,038	90,242
Total Expenses	4,696,097	1,279,147	1,103,422

INCOME FROM OPERATIONS	(4,347,365)	(1,208,038)	(906,481)

OTHER INCOME (EXPENSE)
Interest income	34,539	5,894	-
Financing expense	(440,000)	-	(130,338)
Gain from disposal of subsidiary	22,500	-	-
Gain from extinguishment of debt	-	200,000	-
Interest expense	(35,261)	(15,894)	(27,384)
Other	(2,013)	-	-
Total Other Income (Expense)	(420,235)	190,000	(157,722)

LOSS BEFORE TAXES	(4,767,600)	(1,018,038)	(1,064,203)

BENEFIT FROM PROVISION FOR TAXES	1,322,048	360,932	334,458

NET LOSS	$(3,445,552)	$(657,106)	$(729,745)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.17)	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	20,310,489	9,827,300	9,482,000

The accompanying notes are an integral part of these financial statements.

See accompanying summary of accounting policies

and notes to financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

			April 1, 2003
	Year Ended	Six Months	(inception) to
	June 30,	Ended June 30,	December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(3,445,552)	$(657,106)	$(729,745)
Adjustments to reconcile net income to net cash used by
operating activities:
Amortization/Depreciation expense	72,109	18,327	8,503
Units issued for financing expenses	-	-	56,875
Units issued for services	-	-	125,000
Bad debt expense	275,802	-	-
Gain from extinguishment of debt	-	(200,000)	-
Gain from disposal of subsidiary	(22,500)	-	-
Common stock issued for services	235,362	-	-
Stock rights issued for services	250,000	-	-
Stock options issued for services	-	-	27,384
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(42,789)	-	(5,000)
Other assets	34,663	(93,229)	(950)
Accounts receivable	(260,943)	53,960	(271,717)
Accrued interest receivable	(29,945)	-	-
Inventory	(422,929)	(275,857)	(428,139)
Deferred tax asset	(1,322,048)	(360,932)	(334,458)
Increase (decrease) in:
Accounts payable	799,746	(18,419)	223,991
Accrued expenses	61,725	-	-
Other liabilities	176,309	55,466	977
Net cash provided (used) by operating activities	(3,640,990)	(1,477,790)	(1,327,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable	(331,100)	(1,047,149)	-
Acquisition of equipment	(169,364)	(362,821)	(81,713)

The accompanying notes are an integral part of these financial statements.

See accompanying summary of accounting policies

and notes to financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Goodwill	-	-	(1,517,792)
Investment deposits	-	3,912,030	-
Patent costs	(30,805)	(3,370)	(31,650)
Licenses	(600,000)	(100,000)	-
Software	(933,724)	-	-
Investment in subsidiary	-	(50,000)	-
Net cash provided (used) by investing activities	(2,064,993)	2,348,660	(1,631,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) line of credit	(486,422)	-	486,422
Adjustments to investor deposits	(17,606)	-	-
Proceeds from stock and equity transactions	5,151,000	518,000	2,010,005
Proceeds from (payment of) notes payable, net	(207,500)	(287,250)	487,250
Proceeds from related party note payable, net	235,905	-	-
Net cash provided by financing activities	4,675,377	230,750	2,983,677

Net increase (decrease) in cash and cash equivalents	(1,030,606)	1,101,620	25,243

Cash and cash equivalents beginning of period	1,126,863	25,243	-

Cash and cash equivalents end of period	96,257	$1,126,863	$25,243

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$29,619	$7,541	$7,541

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Notes payable for license	$307,500	$-	$-
Notes payable for equipment	$300,150	$-	$-
Common stock issued for services	$409,110	$-	$-
Stock options issued for services	$-	$-	$27,384
Investment deposits converted to stock	$7,412,030	$-	$-
Common stock issued in acquisition	$4,900,000	$3,500,000	$-
Stock rights issued for services	$250,000	$-	$-
Common stock issued for debt conversion	$37,500	$-	$-
Other liabilities from deferred licenses and agreements	$200,000	$-	$-

The accompanying notes are an integral part of these financial statements.

See accompanying summary of accounting policies

and notes to financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Gain from extinguishment of debt	$-	$200,000	$-
Receipt of treasury stock for property subject to debt	$225,000	$-	$-
Gain from disposal of subsidiary	$22,500	$-	$-
Investment exchanged for debt retirement	$50,000	$-	$-
Cash advance exchanged for debt retirement	$32,109	$-	$-

The accompanying notes are an integral part of these financial statements.

See accompanying summary of accounting policies

and notes to financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
			Paid-in	Treasury	Subscriptions	Accumulated
	Shares	Amount	Capital	Stock	Receivable	Deficit	Total

Balance, December 31, 2003	10,000,000	$10,000	$2,727,265	$-	$-	$(729,746)	$2,007,519

Net loss for the six months ended June 30, 2004	-	-	-	-	-	(657,106)	(657,106)

Balance, June 30, 2004	10,000,000	10,000	2,727,265	-	-	(1,386,852)	1,350,413

Common stock issued in reverse-merger acquisition	707,134	707	(707)	-	-	-	-

Common stock issued for note receivable at $1.00	137,500	138	137,362	-	-	-	137,500
per share

Common stock issued in acquisition	50,000	50	49,950	-	-	-	50,000

Common stock issued for investments at $2.80
per share	1,250,000	1,250	3,498,750	-	-	-	3,500,000

Common stock issued for cash at an average
of $1.20 per share	3,297,822	3,297	3,863,866	-	-	-	3,867,163

Cost associated with equity financing	-	-	(552,260)	-	-	-	(552,260)

Common stock issued for subscription receivable at
$2.50 per share	750,000	750	1,874,250	-	(1,875,000)	-	-

Cash received from subscription receivable	-	-	-	-	380,000	-	380,000

Common stock issued for services at an average
of $0.31 per share	1,648,860	1,649	511,177	-	-	-	512,826

Warrants exercised at $2.00 per share	2,307,250	2,308	4,612,193	-	-	-	4,614,501

Common stock issued for acquisition at $2.80
per share	1,750,000	1,750	4,898,250	-	-	-	4,900,000

Stock options exercised for services at $0.10 per share	2,500,000	2,500	247,500	-	-	-	250,000

Warrants exercised for subscription receivable at
$2.50 per share	250,000	250	624,750	-	(625,000)	-	-

Common stock reacquired in disposal of subsidiary	(100,000)	-	-	(225,000)	-	-	(225,000)

Common stock issued for repurchase of license
rights at $2.16 per share	250,000	250	539,750	-	-	-	540,000

Cancellation of treasury shares	-	(100)	(224,900)	225,000	-	-	-

Common stock issued for equity financing at $0.83	70,000	70	57,680	-	-	-	57,750
per share

Miscellaneous corrections and adjustments	48,405	48	(48)	-	-	-	-

Net loss for the year ended June 30, 2005		-	-	-	-	(3,445,552)	(3,445,552)

Balance, June 30, 2005	24,916,971	$24,917	$22,864,828	$-	$(2,120,000)	$(4,832,404)	$15,937,341

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gabriel Technologies Corporation (the “Company”) is the holding company for two wholly-owned subsidiaries.  Gabriel Technologies, LLC, a Nebraska limited liability corporation, was formed on April 1, 2003. The Company designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK name.  These locking devices are primarily used for securing shipping containers and trailers used by railroads and the trucking industry. The Company sells the WAR-LOK Series products through a direct sales force and qualified distributors in specific vertical industries. The Company originally had a year ended December 31 and adopted a June 30 fiscal year end in 2004. In July 2004, the Company acquired Gabriel Technologies Corporation (fka Princeton Video Imaging, Inc.) as part of a recapitalization and reverse merger. The continuing accounting and reporting entity is that of the prior Gabriel Technologies, LLC. Certain comparisons, prior period equity and prior period activities, have been converted to represent the current capital structure.

In November 2004, the Company acquired the controlling interest in Trace Technologies, LLC. Trace Technologies, LLC is a wholly-owned subsidiary of the Company.  See Note 9.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses for the year ended June 30, 2005, and the six months ended June 30, 2004, were $61,376 and $56,858, respectively.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions.  At June 30, 2005 the Company established an allowance for doubtful accounts of $160,802.  At June 30, 2004, the Company deemed an allowance for doubtful accounts to be unnecessary.

The Company’s has bad debt expense related to accounts receivable of $160,802 for the year ended June 30, 2005.  The Company had no bad debt expense for the six months ended June 30, 2004, nor the nine month period ending December 31, 2003.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  The Company maintains its cash in bank accounts, which may at times exceed federal insured limits and in money market accounts that are not federally insured.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

During the year ended June 30, 2005, the six months ended June 30, 2004, and the nine month period ending December 31, 2003, the Company did not engage in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings/loss per share.  Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings/loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share.  Although there were common stock equivalents outstanding at June 30, 2005, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Economic Dependencies

The Company purchases its products from four major suppliers which provided approximately 92% of its total purchases for the year ended June 30, 2005.

The Company had 6 major customers for the year ended June 30, 2005, which comprise approximately 61% of its sales.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2005 and 2004.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns.  Measurement of the deferred items is based on enacted tax laws.  See Note 11.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis.  See Note 3.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  See Note 5.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.  Wholly owned subsidiaries of the Company are Trace Technologies, LLC and Gabriel Technologies, LLC.  See Note 9.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable.  SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.   SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.  Management believes the adoption of this Statement will not impact the financial statements of the Company.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition

Products are shipped freight on board (FOB) shipping point and title passes upon shipment.  The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to the buyer is determinable and collectibility is reasonably assured.

Stock-based Compensation

The Company measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with Statement of Financial Accounting Standards No. 123 (R), the fair value of stock options and warrants granted are estimated using the Black-Scholes option pricing model.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Warranty Reserve

The Company offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products.  At June 30, 2005, $10,122 has been reserved for warranty related expenses.

NOTE 3 – INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.  As of June 30, 2005, the Company has not incurred losses from write-downs to market.

Inventories at June 30, 2005 and 2004 consist of the following:

	June 30, 2005	June 30, 2004
Materials	$675,476	$574,395
Finished goods	451,449	129,601
	$1,126,925	$703,996

As of June 30, 2005, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing.

NOTE 4 – NOTES RECEIVABLE

On June 1, 2004, the Company, as part of an asset acquisition, agreed to loan Trace Technologies, LLC up to $2.7 million, of which $1,211,889 has been advanced. The loan is secured by a filed security interest in all of Trace’s current and future assets.  The loan bears interest at national prime plus 1 ½%, as published in the Midwest edition of the Wall Street Journal.  As of June 30, 2004, the outstanding balance on this note was $1,047,179.  This note receivable was subsequently eliminated in the consolidation entries for the acquisition of sole ownership of Trace Technologies, LLC for periods after October 2004.

As of June 30, 2005, the Company has notes receivable of approximately $553,600 for funds advanced to various parties, which are due at various dates during the fiscal year ending June 30, 2006.  These notes bear interest at 12% and accrued interest amounts to $29,945 at June 30, 2005.  Of these notes, $200,000 is convertible to common stock of Pit Crew Express, Inc. See Note 13.

The Company has included $115,000 as a component of its bad debt expense, and has as of June 30, 2005, a reserve in the amount of $115,000 for uncollectible notes receivable.

NOTE 5 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight-line method over a period of three to seven years.  The following is a summary of property, equipment and accumulated depreciation at June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004
Equipment	$208,074	$372,635
Furniture and fixtures	34,452	30,269
Tools and dies	77,886	41,749
Software	68,605	-
	389,017	444,653
Accumulated depreciation	(76,818)	(19,981)
	$312,199	$424,672

Depreciation expense for the year ended June 30, 2005 and the six months ended June 30, 2004, was $56,837 and $11,776, respectively.

NOTE 6 – INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company has adopted SFAS No. 142 and expects that the application of the nonamortization provision of SFAS No. 142 will result in no change to the Company’s results of operations. Intangible assets consist of rights, title, and interest in the patents and other assets of Gabriel Technologies, Inc. and goodwill associated with this purchase. These rights and goodwill were obtained from Gabriel Technologies, Inc., pursuant to an asset purchase agreement.

Goodwill

In the transactions between Gabriel Technologies, LLC and the prior company Gabriel Technologies, Inc. during 2003, the Company recognized $1,517,792 in goodwill upon the transfer of assets and value ascribed to new investors in Gabriel Technologies, LLC.  This goodwill is reviewed by management annually for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

Patents

Costs relating to the purchase of patents are capitalized and amortized using the straight-line method over seventeen years, representing the estimated life of the assets.

The following is a summary of the patents at June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004
Patents	$65,825	$35,020
Accumulated amortization	(4,332)	(1,966)
	$61,493	$33,054

For the year ended June 30, 2005, and the six months ended June 30, 2004, the Company incurred amortization expense related to the patents of $2,366 and $932, respectively.

Licenses

The Company has paid $200,000 for the development of technology that allows it to track its security devices. Under an agreement with Locate Networks, Inc., the Company will use this technology in its product. This license acquired from Locate was allocated to Trace Technologies.  Trace Technologies will also be paid royalties for each device it sells. This agreement is in force for ten years. The license fee of $200,000 will be amortized over ten years.  For the year ended June 30, 2005, no royalties were paid or accrued.

	June 30, 2005	June 30, 2004
Tracking license	$200,000	$100,000
Accumulated amortization	(17,905)	(5,000)
	$182,095	$95,000

For the year ended June 30, 2005, and the six months ended June 30, 2004, the Company incurred amortization expense related to the tracking license of $12,905 and $5,000, respectively.

With the acquisition of Trace Technologies, LLC, the Company recorded an additional $10,443,358 in intangible assets relating to the SnapTrack license.  See Note 9.  The SnapTrack license has an indefinite life and is subject to annual impairment testing.  At June 30, 2005, the Company believes that the value ascribed thereto is fully recoverable.  The Company will evaluate the technology arising from this license during 2006 and will determine a life for amortization purposes based upon future market considerations.

The SnapTrack license agreement, for Assisted Global Positioning, (A-GPS), requires annual support and maintenance payments.  The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000.  Trace Technologies has paid $100,000 for the maintenance contract for the 12 month period ending August 2005.  The maintenance contract is amortized over 12 months at $8,333 per month.

Software

Costs incurred for the development of software, after technological feasibility has been established, are capitalized and stated at the lower of cost or net realizable value.  Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.  No amortization expense has been recorded at June 30, 2005.  The Company intends to commence amortization when the internally-developed software is placed into service.

NOTE 7 – NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004
Note payable to bank, interest at 7%, maturing August
2005, collateralized by all Company assets	$100,000	$-

Note payable to an officer and director, interest at 2%,
maturing September 2005, uncollateralized, see Note 13	235,905	-

Line of credit payable, interest at prime plus 2%, collateralized
by all Company assets	-	486,422

	$335,905	$486,422

NOTE 8 – OTHER LIABILITIES

Trace Technologies assumed a $50,000 note payable representing license fees paid in advance to Locate Networks, Inc by CSI Wireless, Inc.  The purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004 which requires CSI to pay a royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid.  The remaining amount with accrued interest is due within 5 days if either Trace or CSI terminate the agreement.  At June 30, 2005, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA Mobility.  Trace Technologies entered into a Value Added Reseller(VAR) agreement with USA Mobility.  The agreement requires a $50,000 payment upon execution of the agreement and the balance of $100,000 applied to amounts due under the VAR agreement.  At June 30, 2005, the $150,000 under this agreement is classified as an “Other Liability” in the accompanying financial statements.  Trace paid USA Mobility $50,000 in July 2005.

The Company entered into an agreement with Pali Capital for financing services.  Under the agreement, the Company issued 70,000 common shares and executed a note for $187,000 due October 13, 2005 with interest at 11%.  The Company paid $50,000 on the note, which was extended.  The note is classified as an “other liability” in the financial statements.

The following summarizes the Company’s other liabilities at June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004
License fees liability	$50,000	$-
Location service fees liability	150,000	-
Financing fees liability	187,000	-
Capital lease liability	45,752	56,443
	$432,752	$56,443

NOTE 9 – ACQUISITIONS

FRK, LLC

In June of 2004, the Company acquired FRK, LLC from its chief executive officer and sole director.  The book value of assets acquired was $225,000.  The Company assumed no liabilities.  FRK, LLC became a wholly owned subsidiary of Gabriel Technologies, LLC and ultimately a subsidiary of Gabriel Technologies Corporation.

In January 2005, the Company entered into an agreement to reacquire 100,000 shares of its outstanding common stock from the aforementioned chief executive officer and sole director in exchange for the assets of FRK, LLC.  Accordingly, FRK, LLC is no longer a subsidiary of the Company.  The shares received by the Company for this transaction were accounted for as treasury stock.  The treasury shares were cancelled at June 30, 2005.  See Note 13.

Gabriel Technologies Corporation

In July 2004, as part of a share exchange agreement, Gabriel Technologies, LLC acquired Gabriel Technologies Corporation through an agreement which was accounted for by a reverse merger and recapitalization of Gabriel Technologies, LLC.  See Note 10.

TRSC

In March 2005, the Company entered into a letter of intent to acquire fifty-one percent (51%) of TRSC subject to the completion of due diligence.  The acquisition was expected to be completed in July 2005.  TRSC provides quality logistics, risk elimination and injury reduction products to the transportation industry.  The Company has subsequently determined that it will not proceed with the acquisition of TRSC.

Trace Technologies, LLC

During the three months ended September 30, 2004, the Company issued 1,250,000 shares of common stock valued at $3,500,000 for a fifty percent interest in Trace Technologies, LLC.  Trace is developing a global positioning system to track shipping containers worldwide. The investment was treated as an equity investment. The Company’s partner in the joint venture was Locate Networks, Inc.

As of December 31, 2004, the Company had issued an additional 1,750,000 shares, at $2.80 per share, to acquire complete interest in Trace Technologies, LLC.  Trace Technologies is a wholly-owned subsidiary of the Company.  In September 2004, the Company and Trace, LLC filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and dismissed without prejudice, in November 2004.  As part of that settlement, the Company purchased the remaining shares of Trace that were owned by Locate Networks, giving the Company ownership of 100% of the outstanding shares of Trace.  The Company also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, the Company agreed to issue a total of 1,750,000 restricted common shares, of which 1,750,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full in January 2005.  The Company paid these notes in full in February 2005.

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

Cayuga Acquisition Corporation

During the six months ending June 30, 2004, the Company exchanged the rights to 50,000 shares in Gabriel Technologies Corporation for a $50,000 investment in Cayuga Acquisition Corporation (Cayuga), an empty corporate shell, which the Company hoped to take public. The Company determined that Cayuga would not serve its purposes and the Company abandoned the attempt to take Cayuga public. For the year ended June 30, 2005, Cayuga Acquisition Corporation had no financial activity.  See Note 15.

NOTE 10 – COMMON STOCK AND WARRANTS

On July 28, 2004, Gabriel Technologies, LLC agreed to a share acquisition with Gabriel Technologies Corporation (“GTC”) (formerly known as Princeton Video Imaging, Inc.) where Gabriel Technologies, LLC’s 10,000,000 outstanding member units were exchanged for 10,000,000 shares of common stock of GTC.  This transaction was accounted for as a reverse merger recapitalization of Gabriel Technologies, LLC, with Gabriel Technologies, LLC continuing as the accounting entity.  The recapitalization resulted in the continuation of the issuance of 263,384 shares of common stock, including all shares issued for rounding purposes in the prior 300 to 1 reverse stock split with GTC.  A convertible note for $37,500 was transferred with the rights to convert into 6,000,000 shares of common stock.  In August 2004, this note was converted into 500,000 shares of common stock and 5,500,000 warrants exercisable at $25 with a term of 10 years.  The warrants were deemed to have no economic value.  Associated with the recapitalization, the Company agreed to pay $440,000 for the cancellation of certain stock rights in order to gain control of the former Princeton Video Image, Inc.  This payment was expensed as a financing cost.

As of June 30, 2004, the Company was liable for the issuance of stock for certain acquisitions and property transfers.  This liability was classified as investor deposits of $7,412,030, which represents $3,500,000 for the initial investment in race Technologies, $137,500 for a note receivable, $50,000 for the acquisition of Cayuga Acquisition Corporation and $3,724,530 for the issuance of common stock for investments.  All of these investor deposits were settled with stock during the quarter ending September 30, 2004.

For the quarter ended September 30, 2004, 72,166 shares of common stock were issued as part of a private placement, including the exercise of 21,560 warrants.  Common stock shares totaling 3,281,906 were issued for prior investment deposits and the exercise of options and warrants.  The Company issued 1,300,000 shares of common stock for prior investment deposits for its agreements to invest in Trace Technologies, LLC and to acquire Cayuga Acquisition Corporation.  The Company issued 271,860 common shares for services valued at $27,186.  The Company also issued 750,000 shares for a note receivable of $1,875,000 and the Company received $380,000 in payments against the note.  The note is treated as common stock subscriptions receivable, wherein equity is deduced until the note is paid.  See Note 14.

During the quarter ended December 31, 2004, the Company had warrants exercised at $2.00 per share for the subscription of 1,367,750 common shares for $2,690,500.  Warrants were exercised at $2.50 for 250,000 common shares for a note receivable.  This note is also treated as common stock subscription receivables, wherein equity is reduced until the note is paid.  The Company issued an additional 1,750,000 shares of common stock at $2.80 per share to Locate Networks to acquire the complete interest in Trace Technologies, LLC.  Stock rights valued at $250,000 were satisfied with the issuance of 2,500,000 shares.

Warrants were exercised for 927,000 shares common stock in the quarter ended June 30, 2005 at $2.00 per share or $1,854,000.

The following is a summary of stock warrant activity for the year ended June 30, 2005, and six months ended June 30, 2004:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2004	-	-	-	-

Warrants issued in connection
with notes payable	5,500,000	$0.10 - $25.00	-	7/05

Warrants issued for equity financing	1,418,500	$1.28	$0.68	11/07 - 7/08

Warrants exercised	(4,807,250)	$1.81	-	7/05

Warrants canceled	(92,750)	$25.00	-	7/05

Outstanding at June 30, 2005	2,018,500	$1.00 - $1.28	$0.78	7/05 - 7/08

Stock Rights Agreement

In conjunction with the transfer from Gabriel Technologies, LLC to Gabriel Technologies Corporation, the managing member of the LLC agreed to issue for prior services and continuing services, common stock to certain employees and consultants. In July 2004, the managing member estimated that 2,500,000 shares of common stock was needed to provide these benefits. The Company is considered to have issued stock rights to these individuals, for a total charge of $250,000 (or .10 per share), which has been charged to operations.

The following is a summary of stock option and stock rights activity for the year ended June 30, 2005, and six months ended June 30, 2004:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2004	-	$-
Granted	27,384	1.00
Exercised	-	-
Options outstanding at June 30, 2004	27,384	1.00
Granted	2,500,000	0.10
Exercised	(2,527,384)	0.11
Options outstanding at June 30, 2005	-	$-

NOTE 11 – INCOME TAXES

The significant components of the deferred tax asset at June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004
Deferred tax asset	$2,145,238	$769,342
Less: deferred tax liability	(127,800)	(73,952)
Net deferred tax asset	$2,017,438	$695,390

As of June 30, 2005 and 2004, the Company had net operating loss carryforwards of approximately $5,900,000 and $2,000,000, respectively, which will begin to expire in the year 2023.  For the year ended June 30, 2005 and the six months ended June 30, 2004, permanent tax differences consisted mainly of amortization of goodwill, property and software, meals and entertainment and stock based compensation. At June 30, 2005 net temporary tax differences of approximately $375,000 created a deferred tax liability of approximately $127,800. At June 30, 2004, net temporary tax differences of approximately $73,952 created a deferred tax liability of approximately $217,500. These temporary differences were primarily caused by depreciation.  Certain tax based transactions occurred in Gabriel LLC which may limit the use of the <> tax asset.

NOTE 12 - COMMITMENTS

Lease Agreements

The Company is leasing office and warehouse space in Omaha, Nebraska, under a lease term of 62 months that began February 2004 and will end in 2009.  In April 2004, the lease agreement was amended to add additional warehouse space. The average monthly rental expense over the life of the amended lease is approximately $9,100.

The Company also rents space in Texas for $475 per month.  The term of the lease is for one year beginning in April 2005.  The lease agreement was executed in March of 2005.  Trace Technologies, LLC leases 1,329 square feet of office space in Bellevue, Washington, under a lease term of one year commencing on August 15, 2004, at $1,772 per month.  Following is a schedule of future minimum rental payments:

Total rent expense for the year ended June 30, 2005 and the six months ended June 30, 2004 is $134,591 and 45,991, respectively.

The Company has entered into two lease agreements for furniture and equipment. These leases are considered capital leases and will be amortized over the estimated life of the asset. The first agreement has a life of 24 months and a monthly payment of $663 for 24 months with a bargain buyout at the end of the lease. The total payments including the bargain buyout is $16,572.

The second lease is for a vehicle with an estimated useful life of 48 months and a monthly payment of $715. This lease also has a bargain buyout at the end of the lease. The total payments including the bargain buyout is $58,040.

The following summarizes the Company’s lease commitments for the next five fiscal years:

Year Ending June 30:
	Property	Equipment and Vehicle	Total
2006	$138,115	$15,872	$153,987
2007	117,562	8,581	126,143
2008	118,141	6,436	124,577
2009	90,062	-	90,062
2010	-	-	-

License Agreements

The Company has entered into a license agreement with Locate Technologies for which Locate will develop a tracking system for security devices. The Company will pay a fee to Locate for each device sold and will pay for the development of more technologies according to a predetermined schedule. The Company is required to make two separate $100,000 payments when certain milestones are reached.  As of June 30, 2005, the Company has made payments totaling $200,000 to Locate.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA mobility.  The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational.  Terms of the repayment schedule are being negotiated with USA mobility as par of the Value Added Reseller Agreement (VAR) that has been executed.  The repayment terms could include an immediate partial repayment of advanced location service fees and part applied to amounts due under the VAR agreement.  At June 30, 2005, the $150,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements.

Trace Technologies also assumed $50,000 of prepaid license fees paid in advance to Locate Technologies by CSI Wireless, Inc.  Part of the purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004.  The technology and manufacturing agreement requires CSI to pay royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid.  The remaining amount plus accrued interest are due within 5 days if either Trace or CSI terminate the agreement.  At June 30, 2005, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.

NOTE 13 – RELATED PARTY TRANSACTIONS

Keith Feilmeier - Shareholder, Sole Director, Chairman & CEO

Keith Feilmeier made loans to the Company totaling $426,145 from February 2005 through June 2005.  The Company made cash repayments of $100,000, offset personal credit card charges of $40,351, and transferred ownership of Cayuga Acquisition Corporation for $50,000.  The demand note payable to Feilmeier was $235,905 at June 30, 2005.

Gabriel Technologies, LLC made loans to Keith R. Feilmeier up to June 2004 totaling $253,000.  The loan was reduced by $225,000 in June 2004 when Feilmeier transferred 100% of his FRK, LLC units to Gabriel Technologies, LLC.  The sole asset of FRK, LLC was an airplane.  No liabilities were assumed in the acquisition.  FRK, LLC became a wholly owned subsidiary of Gabriel Technologies Corporation.

In January 2005, the Company entered into an agreement with Mr. Feilmeier to reacquire 100,000 of the Company’s outstanding shares in exchange for the units of FRK, LLC.  The market value of the Company’s shares was $3.00 and was discounted 25% to $2.25 for the purpose of this transaction.  The Company recognized a $22,500 gain on the exchange.  Accordingly, FRK, LLC is no longer a subsidiary of the Company.  The shares received by the Company in this transaction were accounted for as treasury stock.  As of June 30, 2005 the treasury shares were cancelled.

On June 4, 2004, Gabriel Technologies, LLC entered into a retail distribution agreement to sell various War-Lock products through convenience stores throughout the United States.  As part of the agreement, Gabriel purchased a $200,000 debenture from Pit Crew Express, convertible at Gabriel’s option into Pit Crew Express common shares.  Additionally, Gabriel loaned Pit Crew Express $200,000 on a demand note.

On October 30, 2004 Keith Feilmeier loaned $131,100 to Pit Crew Express on behalf of the Company.  Pit Crew Express signed a note to the Company in the amount of $131,100 on December 7, 2004.  As of June 30, 2005 Pit Crew owes the Company $531,100.  The Company reimbursed Feilmeier on November 22, 2004.  The note bears interest at 12% and is secured by a marketing agreement with CMI and Pit Crew Express.

On February 1, 2005, Feilmeier personally loaned Pit Crew Express $98,500, which is outstanding at June 30, 2005.

On June 30, 2005, Gabriel Technologies Corp. borrowed $100,000 at 7 percent interest, due on August 29, 2005, from the First Community Bank of Nebraska.  The note was secured by a security agreement dated June 30, 2005 and a Commercial Pledge Agreement dated June 30, 2005 from Gabriel Technologies Corporation, and Personal Guarantees from Keith R Feilmeier and Dennis D. Blackman.  The loan was repaid with interest of $1,167 on August 25, 2005.  Of the $98,500 advanced on the loan, $88,500 was paid to Keith Feilmeier to reduce his loans to the Company and $10,000 was advanced to Oxford Ventures, Inc. and charged to Feilmeier’s loan account.  The advance to Oxford was a personal transaction of Feilmeier and not a loan or advance by the Company.

Oxford Ventures, Inc. (OXFV.OB) at June 30, 2005 listed the same business address as Gabriel Technologies Corp.  Oxford shared no offices and Gabriel provides no services to Oxford.  The president of Oxford, Daniel K. Leonard, is also a principle officer of Secure-Lok Distribution, LLC.  Secure-Lok purchased $180,134 of Gabriel products in March 2005.  The account receivable from Secure-Lok remains outstanding at the date of this report.  An allowance for doubtful accounts has been recorded in the amount of $99,241.

During the year ended June 30, 2005, because of some of the above transactions, Mr. Feilmeier had a financial relationship with the Company at various times which was not in compliance with certain provisions of the Sarbanes-Oxley Act of 2002 and SEC requirements, but by June 30, 2005, all breaches of these requirements had been resolved and compliance was maintained.

Jerry Suess, Director Nominee

Mr. Suess has provided and personally guaranteed credit cards used by the Company.  Total charges on the credit card accounts for the year ended June 30, 2005 were $366,187, with the highest monthly charges being $62,260.  Mr. Suess received no compensation for the use of his credit.

Mr. Suess also is a principal in Nebraska Leasing.  The Company leases a vehicle and office equipment from Nebraska Leasing.  Lease payments to Nebraska Leasing totaled $28,709 and $20,620 for the years ended June 30, 2005 and 2004 respectively.

NOTE 14 – SUBSEQUENT EVENTS

In July 2005, the Company issued 600,000 shares of common stock when 600,000 warrants were exercised at $1.00 per share.  Participants to the warrant exercise received an additional 600,000 warrants.  These warrants have a three-year life and are exercisable at $1.28 per share.  Of the 5,500,000 original warrants issued in connection with notes payable, 5,407,250 have been exercised and the balance of 92,750 have been cancelled.  No more of these warrants may be exercised.

In October 2005, the Company received an additional $650,000 payment toward its subscription receivable, reducing the balance to $1,470,000.  In addition, the due date was extended to December 31, 2005.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer.   Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are in need of improvement as of the end of the period covered by this report.   There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Identify Directors and Executive Officers

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

Name	Age	Position with the Company

Keith Feilmeier	56	President and Sole Director, Chief Executive Officer, Chief Operations Officer

Maurice Shanley	60	Secretary/Treasurer, Chief Financial Officer

Allan Angus	54	Chief Technology Officer

Robert Weinberg	52	Vice President of Operations

Don Whatcott	58	Vice President of Sales

(b)  Significant Employees

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Keith Feilmeier, President, Sole Director, Chief Executive Officer

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

Allan Angus, Chief Technology Officer

Mr. Angus is a degreed Professional Engineer with 25 years of technology, research, development, management, technical and intellectual property asset management experience in telecommunications technologies with satellite, wireless data and cellular & PCS focus.  Prior to joining Gabriel, Mr. Angus spent eight years with Metrocall, Inc. formerly WebLink Wireless, Inc., in increasingly responsible positions initially Director of Technology then VP of Technology and finally VP of Architecture.

Mr. Angus is a PE, National Society of Professional Engineers (US), a member of  the Texas Society of Professional Engineers (2000 to present), and a Professional Eng., Association of Professional Engineers, Geologists and Geophysicists of Alberta, Canada (from 1984-2000) and  member of the IEEE, 1975 to present.   Mr. Angus has authored more than a dozen publications covering subject matter such as Optical Engineering and Neural Networks.

Robert Weinberg, Vice President of Operations

Weinberg is the engineer and designer of a majority of Gabriel’s WAR-LOK product line.  Weinberg’s responsibilities include product design, warehouse management, management of all shipping and receiving and client technical support.  He is known for his ability to take the most complex idea from a simple napkin drawing to a complete product design in a short period of time.

Prior to joining Gabriel, Weinberg was employed as a design engineer for Midwest Screw Products based out of Omaha, Nebraska.  Weinberg was responsible for design and manufacturing of production tooling, development of WAR-LOK products for Gabriel Technologies and purchase and retooling of production machinery.  Weinberg was also Vice President of Manufacturing and Operations Manager and Chief Engineer for Carlson Systems Engineering of Omaha, Nebraska.

Don Whatcott, Vice President of Sales

Don, has spent his career in technology sales, in the transportation industry and Fortune 500 companies, both at the OEM channel and direct sales level.  While at Amtech, Don sold RFID, asset/cargo tracking and security products to numerous trucking companies and engine manufacturers. During his time at ADP, Don was named Sales Manager of the Year and Gen. Mgr of the Central Region. Holds BS degree in Marketing Research and Statistics from BYU.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Company to become directors or executive officers.

(d) Certain Legal Proceedings

As of the date of this Current Report on Form 8-K, there is no material proceeding as to which any director, officer, affiliate or stockholder of the Company is a party adverse to the Company.

(e) Compliance with Section 16(a) of the Exchange Act

All reports were filed with the SEC on a timely basis and Company is not aware of any failures to file a required report during the period covered by this annual report.

(f)  Audit Committee Financial Expert

Company has no financial expert.  The Board of Directors believes the cost related to retaining a financial expert at this time is prohibitive.  Further, because of Company’s limited operations, the Board of Directors believes the services of a financial expert are not warranted.

(g)  Identification of Audit Committee

Company does not have a separately-designated standing audit committee.  Instead, Company’s Board of Directors performs the required functions of an audit committee.  None of the directors meet the independence requirements for an audit committee member.  The Board of Directors, as audit committee, selects the Company’s independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board of Directors, functioning as audit committee. Company has not adopted an audit committee charter, as the current system is deemed by the Board of Directors to be sufficient to meet Company’s requirements at this time.

(h)  Disclosure Committee and Charter

Company has no disclosure committee or disclosure committee charter.  The Company’s Chief Executive Officer in his capacity of Chairman of the Board of Directors , acts of behalf of the disclosure committee in fulfilling his responsibilities regarding identification and disclosure of material information about the Company and the accuracy, completeness, and timeliness of Company’s financial reports.

(i) Code of Ethics

The Company does not have a formal Code of Ethics because an independent Board of Directors has not been formed as of June 30, 2005

ITEM 10.  EXECUTIVE COMPENSATION/DIRECTOR COMPENSATION

The following table sets forth all compensation awarded or earned during the last three fiscal years by the Company’s Chief Executive Officer, and the four other executive officers who were serving at the end of our last completed fiscal year (the “Named Executive Officers”)

		Annual Compensation

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Long Term Compensation Securities Underlying Options ($)

Keith R. Feilmeier Chief Executive Officer, President, Sole Director	2005 Transition	$288,000	$-0-

Maurice Shanley Chief Financial Officer	2005 Transition	$130,000	$-0-

Allan Angus Chief Technology Officer	2005 Transition	$150,000	$-0-

Robert Weinberg Vice President of Operations	2005 Transition	$90,000	$-0-

Don Whatcott Vice President of Sales	2005 Transition	$125,000	$-0-

------------------------------

(1)

Effective June 30, 2004, the Company changed its fiscal year end from December 31 to June 30.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of November 14, 2005 by: (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) each of the Named Executive Officers; and (iv) all directors and Named Executive Officers of the Company as a group.  The Company believes that each person named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holder, subject to community property laws where applicable.

		Percent	Number	Note

Keith Feilmeier	Director, President, Chief Executive Officer, Sole Director	12%	2,896,750	1,2,3,4,6

Maurice Shanley	Secretary/Treasurer, Chief Financial Officer	1%	200,000	1,2,3

Wayzata, LLC	Shareholder	8%	1,900,000	1,2,3,5

Locate Networks	Shareholder	12%	3,000,000	1,2,3
Nicholas Fegen	Shareholder	8%	1,927,001	1,2,3,7

--------------------

(1)   On June 30, 2005, there were 24,666,971 shares of common stock of the Company outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)   In determining the percent of common stock of the Company owned by a person (a) the numerator is the number of shares of common stock of the Company beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 24,666,971 shares of common stock of the Company outstanding on June 30, 2005, and (ii) any shares of common stock of the Company which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)   Includes 2,896,750 shares owned by Judith Feilmeier, 20740 Timber Land Drive, Omaha, Nebraska, wife of Keith Feilmeier.

(5)   Includes 1,900,000 shares of Wayzata LLC, 30 Widewater Road, Hilton Head Island, South Carolina, all of which is beneficially owned by Jerry Suess.

(6)   Judith Feilmeier is the wife of Keith Feilmeier.  She is the owner of the shares and by attrition Keith Feilmeier is denoted as the beneficial owner.

(7)   Includes 1,927,001 shares held by Nicholas Fegen 675 South Fork, Waukee, IA.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 13 – Related Party Transactions of the Notes to Consolidated Financial Statements included in this report.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit

Number

Description

(1)

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

Certificate of Amendment dated July 21, 2004, changing the Company’s name to Gabriel Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 23rd day of July, 2004.(2)

(3)(ii)

Bylaws (1)

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

Registrant’s Form 8-K/A filed September 10, 2004

Registrant’s Form 8-K/A filed September 24, 2004

Registrant’s Form 8-K/A filed November 30, 2004

Registrant’s Form 8-K/A filed December 1, 2004

Registrant’s Form 8-K filed February 17, 2005

Registrant’s Form 8-K filed February 17, 2005

Registrant’s Form 8-K filed September 12, 2005

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Company’s audit of annual financial statements and for review of financial statements included in Company’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2004:

$18,011

Williams & Webster, P.S.

2005:

$36,980

Williams & Webster, P.S.

(2)  Audit-Related Fees

The aggregate fees billed for each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Company’s financial statements and are not reported in the preceding paragraph are:

2004:

$29,410-

Williams & Webster, P.S.

2005:

$  9,451

Williams & Webster, P.S.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2004:

$0

Williams & Webster, P.S.

2005:

$0

Williams & Webster, P.S.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2004:

$0

Williams & Webster, P.S.

2005:

$0

Williams & Webster, P.S.

(5)  The Company’s Board of Director and principal financial officer, acting as audit committee, pre-approve all accounting-related activities prior to the performance of any services by any accountant or auditor.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was nil%.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABRIEL TECHNOLOGIES CORPORATION

Registrant

Date: November 16, 2005

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

        Signature                                                      Title                                           Date

/s/   Keith R. Feilmeier

Keith R. Feilmeier

Chief Executive Officer                   November 16, 2005

President, Director and

Principal Executive Officer

/s/   Maurice Shanley

Maurice Shanley

Chief Financial Officer                   November 16, 2005

Executive Vice President

(Principal Financial and

Accounting Officer)