Form 10QSB
period 2005-09-30
GABRIEL TECHNOLOGIES CORP
filed 2005-11-22
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended September 30, 2005

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

25,516,971 common shares issued and outstanding as at September 30, 2005.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005

	September 30,	June 30,
	2005	2005
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$40,076	$96,257
Accounts receivable, net	295,197	318,196
Inventory	1,023,441	1,126,925
Notes receivable, net	553,600	553,600
Accrued interest receivable	46,232	29,945
Prepaid expenses and deposits	147,765	47,789
Total Current Assets	2,106,311	2,172,712

OTHER ASSETS
Equipment, net	326,579	312,199
Patents, net	63,856	61,493
Licenses, net	10,620,250	10,625,453
Goodwill	1,517,792	1,517,792
Software	1,268,306	1,006,438
Deferred tax asset	2,017,438	2,017,438
Other assets	59,406	59,516
Total Other Assets	15,873,627	15,600,329

TOTAL ASSETS	$17,979,938	$17,773,041

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,056,351	$1,005,318
Accrued expenses	96,173	61,725
Line of credit	530,647	-
Investor deposits	25,000	-
Note payable to bank	-	100,000
Note payable to related party	55,680	235,905
Other liabilities	379,644	432,752
Total Current Liabilities	2,143,495	1,835,700

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares
authorized, 25,516,971 and 24,916,971 shares issued
and outstanding, respectively	25,517	24,917
Additional paid-in capital	23,464,228	22,864,828
Subscriptions receivable	(2,120,000)	(2,120,000)
Accumulated deficit	(5,533,302)	(4,832,404)
TOTAL STOCKHOLDERS' EQUITY	15,836,443	15,937,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,979,938	$17,773,041

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

September 30, 2005

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)

REVENUES	$342,103	$177,043

COST OF GOODS SOLD	238,360	83,228

GROSS PROFIT	103,743	93,815

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	717,106	756,056
Professional fees	100,202	47,216
Total Expenses	817,308	803,272

INCOME FROM OPERATIONS	(713,565)	(709,457)

OTHER INCOME (EXPENSE)
Interest income	16,448	1,216
Financing expense	-	(440,000)
Gain from disposal of subsidiary	-	-
Gain from extinguishment of debt	-	-
Interest expense	(3,781)	(9,001)
Other	-	-
Total Other Income (Expense)	12,667	(447,785)

LOSS BEFORE TAXES	(700,898)	(1,157,242)

BENEFIT FROM PROVISION FOR TAXES	-	311,419

NET LOSS	$(700,898)	$(845,823)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	25,373,493	16,109,440

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

September 30, 2005

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(700,898)	$(845,823)
Adjustments to reconcile net income to net cash used by
operating activities:
Amortization/Depreciation expense	25,536	24,940
Common stock issued for services	-	27,186
Stock options issued for services	-	250,000
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(99,976)	-
Other assets	110	(27,398)
Accounts receivable	22,999	(42,974)
Accrued interest receivable	(16,287)	-
Inventory	103,484	(36,391)
Deferred tax asset	-	(311,419)
Increase (decrease) in:
Accounts payable	51,033	167,571
Accrued expenses	34,448	-
Other liabilities	(53,108)	(2,999)
Net cash used by operating activities	(632,659)	(797,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable	-	(336,048)
Acquisition of equipment	(33,711)	(2,500)
Investor deposits	25,000	-
Patent costs	(3,365)	(11,339)
Software	(261,868)	-
Net cash used by investing activities	(273,944)	(349,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	530,647	-
Adjustments to investor deposits	-	(41,250)
Proceeds from stock and equity transactions	600,000	106,500
Payment of notes payable	(100,000)	-
Payment of related party note payable, net	(180,225)	-
Net cash provided by financing activities	850,422	65,250

Net decrease in cash and cash equivalents	(56,181)	(1,081,944)

Cash and cash equivalents beginning of period	96,257	1,126,863

Cash and cash equivalents end of period	40,076	$44,919

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$3,781	$5,338

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for services	$-	$27,186
Investment deposits converted to stock	$-	$7,370,780
Common stock issued in acquisition	$-	$3,500,000
Subsequent stock subscription received	$-	$1,050,000
Stock options issued for services	$-	$250,000

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Gabriel Technologies Corporation (the “Company”) is the holding company for two wholly-owned subsidiaries.  Gabriel Technologies, LLC, a Nebraska limited liability corporation, was formed on April 1, 2003. The Company designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK™ name.  These locking devices are primarily used for securing shipping containers and trailers used by railroads and the trucking industry. The Company sells the WAR-LOK™ Series products through a direct sales force and qualified distributors in specific vertical industries. The Company originally had a year ended December 31 and adopted a June 30 fiscal year end in 2004. In July 2004, the Company acquired Gabriel Technologies Corporation (fka Princeton Video Imaging, Inc.) as part of a recapitalization and reverse merger. The continuing accounting and reporting entity is that of the prior Gabriel Technologies, LLC. Certain comparisons, prior period equity and prior period activities, have been converted to represent the current capital structure.

In November 2004, the Company acquired the controlling interest in Trace Technologies, LLC. Trace Technologies, LLC is a wholly-owned subsidiary of the Company.  See Note 9.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses for the three months ended September 30, 2005 and 2004 were $122 and $46,738, respectively.

Accounts Receivable

Accounts receivable consists of the following items at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Accounts receivable	$455,999	$478,998
Allowance for uncollectible accounts	(160,802)	(160,802)
	$295,197	$318,196

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts based on Company past and expected collections, and current credit conditions.  At June 30, 2005 the Company established an allowance for doubtful accounts of $160,802.

The Company had no bad debt expense for the three months ended September 30, 2005 and 2004.

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

During the three months ended September 30, 2005 and 2004, the Company did not engage in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings/loss per share.  Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings/loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share.  Although there were common stock equivalents outstanding at September 30, 2005, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Economic Dependencies

The Company purchases its products from three major suppliers which provided approximately 90% of its total purchases for the quarter ended September 30, 2005.

The Company had 3 major customers for the quarter ended September 30, 2005, which comprise approximately 71% of its sales.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005 and 2004.

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

Warranty Reserve

The Company offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products.  At September 30, 2005, $10,122 has been reserved for warranty related expenses.

NOTE 3 – INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.  As of September 30, 2005, the Company has not incurred losses from write-downs to market.

Inventories at September 30, 2005 and June 30, 2005 consist of the following:

	September 30, 2005	June 30, 2005
Materials	$585,701	$675,476
Finished goods	437,740	451,449
	$1,023,441	$1,126,925

As of September 30, 2005, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing.

NOTE 4 – NOTES RECEIVABLE

At September 30, 2005, the Company has notes receivable of approximately $668,600 for funds advanced to various parties, which are due at various dates during the fiscal year ending June 30, 2006.  These notes bear interest at 12% and interest in the amount of $46,232 has been accrued at September 30, 2005.  Of these notes, $200,000 is convertible to common stock of Pit Crew Express, Inc. See Note 13.

At September 30, 2005, there is a reserve in the amount of $115,000 for uncollectible notes receivable.

NOTE 5 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight-line method over a period of three to seven years.  The following is a summary of property, equipment and accumulated depreciation at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Equipment	$218,201	$208,074
Furniture and fixtures	36,351	34,452
Tools and dies	78,646	77,886
Software	89,531	68,605
	422,729	389,017
Accumulated depreciation	(96,150)	(76,818)
	$326,579	$312,199

Depreciation expense for the three month periods ended September 30, 2005 and 2004, was $19,331 and $21,925, respectively.

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

The following is a summary of the patents at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Patents	$69,190	$65,825
Accumulated amortization	(5,334)	(4,332)
	$63,856	$61,493

For the three month periods ended September 30, 2005 and 2004, the Company incurred amortization expense related to the patents of $1,002 and $515, respectively.

Licenses

The Company has paid $200,000 for the development of technology that allows it to track its security devices. Under an agreement with Locate Networks, Inc., the Company will use this technology in its product. This license acquired from Locate was allocated to Trace Technologies.  Trace Technologies will also be paid royalties for each device it sells. This agreement is in force for ten years. The license fee of $200,000 will be amortized over ten years.  For the three months ended September 30, 2005, no royalties were paid or accrued.

	September 30, 2005	June 30, 2005
Tracking license	$200,000	$200,000
Accumulated amortization	(23,108)	(17,905)
	$176,892	$182,095

For the quarters ended September 30, 2005 and 2004, the Company incurred amortization expense related to the tracking license of $5,203 and $2,500, respectively.

With the acquisition of Trace Technologies, LLC, the Company recorded an additional $10,443,358 in intangible assets relating to the SnapTrack license.  See Note 9.  The SnapTrack license has an indefinite life and is subject to annual impairment testing.  At September 30, 2005, the Company believes that the value ascribed thereto is fully recoverable.  The Company will evaluate the technology arising from this license during 2006 and will determine a life for amortization purposes based upon future market considerations.

The SnapTrack license agreement, for Assisted Global Positioning, (A-GPS), requires annual support and maintenance payments.  The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000.  Trace Technologies has paid $100,000 for the maintenance contract for the 12 month period ending August 2006.  The maintenance contract is amortized over 12 months at $8,333 per month.

Software

Costs incurred for the development of software, after technological feasibility has been established, are capitalized and stated at the lower of cost or net realizable value.  Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.  No amortization expense has been recorded at September 30, 2005.  The Company intends to commence amortization when the internally-developed software is placed into service.

NOTE 7 – NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at September 30, 2005 and June 30,2005:

	September 30, 2005	June 30, 2005
Note payable to bank, interest at 7%, maturing August
2005, collateralized by all Company assets	$-	$100,000

Note payable to an officer and director, due on demand,
interest at 2%, uncollateralized, see Note 13	55,680	235,905

Line of credit payable, interest at prime plus 2%, collateralized
by all Company assets	530,647	-

	$586,327	$335,905

NOTE 8 – OTHER LIABILITIES

Trace Technologies assumed a $50,000 note payable representing license fees paid in advance to Locate Networks, Inc by CSI Wireless, Inc.  The purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004 which requires CSI to pay a royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid.  The remaining amount with accrued interest is due within 5 days if either Trace or CSI terminate the agreement.  At September 30, 2005, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA Mobility.  Trace Technologies entered into a Value Added Reseller(VAR) agreement with USA Mobility.  The agreement requires a $50,000 payment upon execution of the agreement and the balance of $100,000 applied to amounts due under the VAR agreement.  At September 30, 2005, $100,000 under this agreement is classified as an “Other Liability” in the accompanying financial statements.  Trace paid USA Mobility $50,000 in July 2005.

The Company entered into an agreement with Pali Capital for financing services.  Under the agreement, the Company issued 70,000 common shares and executed a note for $187,000 due October 13, 2005 with interest at 11%.  The Company paid $50,000 on the note, which was extended.  The note is classified as an “other liability” in the financial statements.

The following summarizes the Company’s other liabilities at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
License fees liability	$50,000	$50,000
Location service fees liability	100,000	150,000
Financing fees liability	187,000	187,000
Capital lease liability, See Note 12	42,644	45,752
	$379,644	$432,752

NOTE 9 – ACQUISITIONS

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

Trace Technologies is a wholly-owned subsidiary of the Company.  In September 2004, the Company and Trace, LLC filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and dismissed without prejudice, in November 2004.  As part of that settlement, the Company purchased the remaining shares of Trace that were owned by Locate Networks, giving the Company ownership of 100% of the outstanding shares of Trace.  The Company also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, the Company agreed to issue an additional 1,750,000 restricted common shares and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full in January 2005.  The Company paid these notes in full in February 2005.

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

NOTE 10 – COMMON STOCK AND WARRANTS

In July 2005, the Company issued 600,000 shares of common stock when 600,000 warrants were exercised at $1.00 per share.  Participants to the warrant exercise received an additional 600,000 warrants.  These warrants have a three-year life and are exercisable at $1.28 per share.

The following is a summary of stock warrant activity for the quarter ended September 30, 2005:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2005	2,018,500	$1.00 - $1.28	$0.78	7/05 - 7/08

Warrants issued for equity financing	600,000	$1.28	$0.27	7/08

Warrants exercised	(600,000)	$1.00	$1.00	7/05

Outstanding at June 30, 2005	2,018,500	$1.00 - $1.28	$0.56	7/08

For the three months ended September 30, 2005 there was no stock option activity.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 11 – INCOME TAXES

The significant components of the deferred tax asset at September 30, 2005 and June 30, 2005 were as follows:

	September 30, 2005	June 30, 2005

Deferred tax asset	$2,536,038	$2,145,238
Less: deferred tax liability	(197,167)	(127,800)
Less: valuation allowance	(321,433)
Net deferred tax asset	$2,017,438	$2,017,438

As of September 30, 2005 and June 30, 2005, the Company had net operating loss carryforwards of approximately $6,503,000 and $5,934,000 respectively, which will begin to expire in the year 2023.  For the quarter ended September 30, 2005 and 2004, permanent tax differences consisted mainly of amortization of goodwill, property and software, meals and entertainment, and stock based compensation. At September 30, 2005 net temporary tax differences of approximately $580,000 created a deferred tax liability of approximately $197,167. At June 30, 2005, net temporary tax differences of approximately $375,000 created a deferred tax liability of approximately $127,800. These temporary differences were primarily caused by depreciation.  Certain tax based transactions occurred in Gabriel LLC which may limit the use of the deferred tax asset.

The Company Management believes the adoption of this statement will not impact the financial statements of the Company.

As Management of the Company cannot determine that it is more likely than not that the Company will realize the entire benefit of the net deferred tax asset, a valuation allowance equal to a portion of the net deferred tax asset has been established.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Total rent expense for the quarters ended September 30, 2005 and 2004 is $35,355 and $27,265, respectively.

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

The following summarizes the Company’s lease commitments for the next five fiscal years:

Year Ending June 30:

	Property	Equipment and Vehicle	Total
2006	$104,632	$11,738	$116,370
2007	117,562	8,581	26,143
2008	118,141	6,436	124,577
2009	90,062	-	90,062
2010	-	-	-

License Agreements

The Company has entered into a license agreement with Locate Technologies for which Locate will develop a tracking system for security devices. The Company will pay a fee to Locate for each device sold and will pay for the development of more technologies according to a predetermined schedule. The Company is required to make two separate $100,000 payments when certain milestones are reached.  As of September 30, 2005, the Company has made payments totaling $200,000 to Locate.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA mobility.  The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational.  Terms of the repayment schedule are being negotiated with USA mobility as par of the Value Added Reseller Agreement (VAR) that has been executed.  The repayment terms could include an immediate partial repayment of advanced location service fees and part applied to amounts due under the VAR agreement.  At September 30, 2005, the $100,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements.  See Note 8.

Trace Technologies also assumed $50,000 of prepaid license fees paid in advance to Locate Technologies by CSI Wireless, Inc.  Part of the purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004.  The technology and manufacturing agreement requires CSI to pay royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been recovered.  The remaining amount plus accrued interest are due within 5 days if either Trace or CSI terminate the agreement.  At September 30, 2005, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.  See Note 8.

NOTE 13 – RELATED PARTY TRANSACTIONS

Keith Feilmeier - Shareholder, Sole Director, Chairman & CEO

Keith Feilmeier made loans to the Company totaling $426,145 from February 2005 through June 2005.  The demand note payable to Feilmeier was $55,680 at September 30, 2005.

On June 4, 2004, Gabriel Technologies, LLC entered into a retail distribution agreement to sell various WAR-LOK™ products through convenience stores throughout the United States.  As part of the agreement, Gabriel purchased a $200,000 debenture from Pit Crew Express, convertible at Gabriel’s option into Pit Crew Express common shares.  Additionally, Gabriel loaned Pit Crew Express $200,000 on a demand note.

On October 30, 2004 Keith Feilmeier loaned $131,100 to Pit Crew Express on behalf of the Company.  Pit Crew Express signed a note to the Company in the amount of $131,100 on December 7, 2004.  As of September 30, 2005 Pit Crew owes the Company $531,100.  The Company reimbursed Feilmeier on November 22, 2004.  The note bears interest at 12% and is secured by a marketing agreement with CMI and Pit Crew Express.

On February 1, 2005, Feilmeier personally loaned Pit Crew Express $98,500, which is outstanding at September 30, 2005.

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

Oxford Ventures, Inc. (OXFV.OB) at June 30, 2005 listed the same business address as Gabriel Technologies Corp.  Oxford shared no offices and Gabriel provides no services to Oxford.  The president of Oxford, Daniel K. Leonard, is also a principle officer of Secure-Lok Distribution, LLC.  Secure-Lok purchased $180,134 of Gabriel products in March 2005.  The account receivable from Secure-Lok remains outstanding at September 30, 2005.  An allowance for doubtful accounts has been recorded in the amount of $99,241.

Jerry Suess, Director Nominee

Mr. Suess has provided and personally guaranteed credit cards used by the Company.  Total charges on the credit card accounts for the three months ended September 30, 2005 were $82,516, with the highest monthly charges being $28,767.  For the quarter ended September 30, 2004, $52,245 was charged and the highest monthly charges amounted to $23,103.  Mr. Suess received no compensation for the use of his credit.

Mr. Suess also is a principal in Nebraska Leasing.  The Company leases a vehicle and office equipment from Nebraska Leasing.  Lease payments to Nebraska Leasing totaled $5,795 and $8,164 for the three months ended September 30, 2005 and 2004 respectively.

NOTE 14 – SUBSEQUENT EVENTS

In October 2005, the Company received a $650,000 payment toward its subscription receivable, reducing the balance to $1,470,000.  In addition, the due date was extended to December 31, 2005.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

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

Indebtedness

Gabriel Technologies Corp entered into a financial arrangement with the First Community Bank for a line of credit in the amount of $100,000 on June 30, 2005, the interest rate was 7%,. First Community Bank filed a security statement and obtained the personal guarantees of Keith Feilmeier and Dennis Blackman and the Corporate guarantee of Gabriel Technologies Corp. The loan was repaid on August 25, 2005.

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

Gabriel has acquired and developed proprietary technology for, and manufactures and sells a series of locking systems collectively known as the “WAR-LOK™” Security System.  We market four series of WAR-LOK™ products, each of which is protected by applicable patent filings with the U.S. Patent & Trademark office.  Gabriel sells the WAR-LOK™ Series products through a network of qualified distributors in specific vertical industries.  Our current products are described as follows:

●

The WAR-LOK™ t-Series Trucking Security System includes a trailer hasp lock, kingpin lock, tractor air brake lock, trailer glad hand lock, a padlock series and two versions of a trailer security kit and a trailer door hasp, all for use in securing semi-trailers and tractors.

●

The WAR-LOK™ r-Series Railroad Security System includes a special locking pin to be used for rail box cars, and auto cars.  A proprietary tool is required to remove the pin

●

The WAR-LOK™ i-Series Reusable Intermodal Security System is comprised of a reusable lock for intermodal containers, used for hauling freight via truck, rail or marine.

.

●

The WAR-LOK™ i-Series Intermodal Security System is a locking system for intermodal containers as used in the trucking and rail industry.  The system includes a security pin, a barrier box and a proprietary seal removal tool.

With the WAR-LOK™ System there are 260 million key combinations possible and the ability to master key 20,000 different locks. All WAR-LOK™ internal locking cores are designed with a flat-keyed locking system. Each component of this high security disc type cylinder has been designed to withstand the harsh environments of the transportation industry. All components are made of chrome plated hardened steel, brass or stainless steel. The WAR-LOK™ is pick resistant, drill resistant and key duplication is rendered improbable.

The WAR-LOK™ Security System

Patents

We own two issued U.S. patents relating to proprietary technology we use in our business.  These patents expire at various times, commencing in 2012.  Six new patent applications are pending in the United States.  We also filed patent applications in the European Patent Office and in various non-European countries around the world where we expect to do business.

Trademarks

The company has a pending trademark application on file for the WAR-LOK™ name and logo.

Production and Assembly

All steel castings for the WAR-LOK™ series are procured in China and shipped directly to Gabriel’s assembly center at Omaha, Nebraska (“Assembly Center”).  The WAR-LOK™ locking cores and padlock series are produced in Taiwan and shipped directly to the Assembly Center.  The assembly of the locking core and castings into the final product form is accomplished at the Assembly Center.  This is also where all key(s) are cut and assigned to locking cores.  We keep all records of key serial numbers and product numbers at our Omaha, Nebraska Assembly Center.

The WAR-LOK™ i-Series and r-Series proprietary tool is manufactured and assembled by an outside manufacturer in Omaha, Nebraska.

Warranty

We currently offer a one-year limited warranty from the date of shipment to cover defects in materials or workmanship of our products.  Warranty service will be provided from our Assembly Center during the initial stages of our development.

After Sales Service

We currently have a customer care center established at our Omaha, Nebraska headquarters.  We employ 2 personnel who are responsible for assisting all current and prospective customer needs and requests.

Employees

As of September 30, 2005,  Gabriel  LLC employees 15 people, 14 of which are full-time and the remaining 1 is part-time or seasonal.  Gabriel LLC is not subject to any bargaining agreements and we consider relations with our employees to be excellent.

Strategic  Relationships

We have a number of strategic relationships that aid our business on a daily basis.  We currently have distribution/resell agreements from 7 major partners; Freightliner LLC, Aurora Parts & Accessories, VIPAR Heavy Duty, Davanac Inc, Ford Systems Inc, Ginont Distributing and the Owner-Operator Independent Drivers Association (OOIDA).

We manufacture our WAR-LOK™ products under contract from multiple sources, principally in China.  To date, these products have mostly been shipped to our warehouse facility at the company offices in Omaha, NE for breakout and inspection prior to final shipment to customers.  The Company experiences a normal order fulfillment cycle of less than ninety days.  Additionally, for certain products, the company does final assembly & packaging at our Omaha location prior to delivery to its customers.  We keep secure records of key and lock serial numbers at our Omaha, NE assembly center.

The WAR-LOK™ i-Series and r-Series proprietary tool is manufactured and assembled by an outside manufacturer in Omaha, NE.

Research and Development

We have our own in-house engineering staff which conducts all research and development projects.  The company is currently developing a new series of it’s WAR-LOK™ line for the general consumer market.   We anticipate a launch of this new product in the Spring of 2006.  The company also offers customization to our current product line on a per customer need basis.

Indebtedness

Gabriel Technologies, LLC entered into a financial arrangement on August 12, 2005 with the Nebraska State Bank  for a revolving line of credit in the amount of $1,500,000 which has a maturity date of August 12, 2006.  The interest rate is regional prime plus 2.00% adjusted daily and the current principal balance is $530,647. Loan advances are made from a Collateral Schedule based on 75% of eligible accounts receivables and 50% of qualified inventory. The loan agreement also requires a Lock Box for Accounts Receivables collections. The Nebraska State Bank currently has filed security statements and obtained the personal guarantees of  Keith Feilmeier, and the Corporate Guarantee of Gabriel Technologies Corp.  The revolving line is used in our operations and sales of the WAR-LOK™ security systems.

 Trace Technologies, LLC

In addition to the WAR-LOK™ Security System, Gabriel has established Trace Location Services (“TLS”) through its subsidiary, Trace Technologies, LLC, a Nebraska Limited Liability Company (“Trace LLC”) to provide enhanced location based services to devices supporting Qualcomm’s SnapTrack assisted-Global Positioning System (a-GPS) technology for use in the United States, Canada and Mexico.  A-GPS technology provides accurate location information in environments where traditional, autonomous GPS is unable to properly function, such as inside buildings, parking garages, vehicle trunks, cargo areas, areas with dense foliage, and “urban canyons.”  Subscribers and licensees will pay a fee to access the Trace-enhanced location information to determine the location of enabled devices, such as the Trace Location Tag.  Trace primarily sells its Trace Locating Services (TLS) through qualified value-added resellers (VARs) and authorized distributors in specific vertical industries.  However, there will be specific applications where Trace will contract directly with unique, large governmental and commercial entities that typically operate a private or campus network as service centers.  Gabriel is also currently developing a TLS WAR-LOK™ version of its WAR-LOK™ products that will be able to communicate its position and status of the lock, rail car or semi-trailer wirelessly over existing wireless communication networks.  We have identified and are currently qualifying distributors for these services.

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

Trace Location Services

Trace has licensed, acquired and developed proprietary technology for the operation and management of a location based services network that supports enhanced communication between users and locating devices utilizing Qualcomm’s SnapTrack a-GPS technology.  Trace Location Services consist of the following components.

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

Production and Assembly

The heart of providing TLS resides in what is referred to as the Trace Location Server which consists of storage servers, infrastructure servers and the SnapTrack Position Determination Entity Server Pool.  We have been running off of a development server environment and will complete transition to a commercial grade redundant server setup in a hardened facility in the Omaha area before the end of January 2006.  Currently, there is one device which supports TLS which is being manufactured by CSI Wireless in Calgary.  While there has been a long development history with this device, we anticipate commercial availability in January 2006.

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

Employees

As of September 30, 2005, Trace employed 4 full time employees and 1 part-time employee and used Engenex of Bellevue, Washington, as a third party provider for software development.  Trace is not subject to any bargaining agreements, and it considers relations with our employees to be excellent.

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

Regulations

None at this time.

Research and Development

Primary development during 2005 has been focused on revising software code on the Trace Location Server and working with CSI Wireless to bring TLS to commercial availability.  Trace is committed to remaining on the cutting edge of assisted-GPS technology and has plans to expand beyond ReFLEX networks into WiMAX and CDMA in CY06.

RESULTS OF OPERATIONS.

The following table provides a breakdown of selected results of operations for the three months ended September 30, 2005 and 2004, respectively, and is the basis for the following discussion of the results of operations:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)

REVENUES	$342,103	$177,043

COST OF GOODS SOLD	238,360	83,228

GROSS PROFIT	103,743	93,815

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	717,106	756,056
Professional fees	100,202	47,216
Total Expenses	817,308	803,272

INCOME FROM OPERATIONS	(713,565)	(709,457)

OTHER INCOME (EXPENSE)
Interest income	16,448	1,216
Financing expense	-	(440,000)
Gain from disposal of subsidiary	-	-
Gain from extinguishment of debt	-	-
Interest expense	(3,781)	(9,001)
Other	-	-
Total Other Income (Expense)	12,667	(447,785)

LOSS BEFORE TAXES	(700,898)	(1,157,242)

BENEFIT FROM PROVISION FOR TAXES	-	311,419

NET LOSS	$(700,898)	$(845,823)

During the quarter ended September 30, 2005 we had Total Revenue of $342,103 and gross profits of $103,743 or 30.3% compared to Total Revenue of $177,043 and gross profits of $93,815 or 53.0% during the quarter ended September 30, 2004.  The increase in REVENUE can be primarily attributed to the increased sales effort in the trucking industry.

REVENUES

The following table summarizes our three revenue segments as a percentage of Total Revenue respectively for the quarters ending September 30:

	2005	2004
Intermodal/Railroad	3.4%	14.6%
Trucking	71.1%	76.2%
Consumer/Other	25.5%	7.1%
	100.0%	100.0%

Details of the most significant changes for the three months ended September 30, 2005 and 2004 are as follows:

INTERMODAL/RAILROAD – This segment represents $11,496 or 3.4% of total revenue earned during the quarter ended September 30, 2005 as compared to $25,928 or 14.6% of total revenue for the quarter ended September 30, 2004.  The declining percentage of revenue relates primarily to strong growth in the Trucking segment and the shift in Company resources to service this more immediate growth in the Trucking segment.

TRUCKING – The Trucking segment represents $243,322 or 71.1% of total revenue earned during the three months ended September 30, 2005 as compared to $134,930 or 76.2% of total revenue for the three months ended June 30, 2004.  The trucking segment continues to be Gabriel Technologies, LLC primary market.  Renewed effort will be placed on Intermodal/Railroad in the next twelve months.

CONSUMER/OTHER – The Consumer/Other segment represents $87,285 or 25.5% of total revenue earned during the quarter ended September 30, 2005 compared to $16,185 or 9.2% for the quarter ended September 30, 2004.  The percentage increase is due to the Company’s development of retail packaging and expanding distribution channels.

GROSS PROFIT

Our consolidated Gross Profit decreased to 30.3% for the quarter ended September 30, 2005 from 47.0% for the quarter ending September 30, 2004.  This decrease in Gross Profit is attributed to the increase in sales made to customers who are given a discount for volume sales.

The following table summarizes gross profit percentage by our three market segments at September 30:

	2005	2004
Intermodal/Railroad	36.0%	57.8%
Trucking	27.8%	41.1%
Consumer/Other	36.8%	34.7%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $717,106 for the three months ended September 30, 2005 verses $756,056 for the three months ended September 30, 2004.

The following table highlights the major operating expenses for the quarters ending September 30:

Major Operating Expenses:	2005	2004
Consulting fees	$29,466	$-
Insurance	12,375	21,043
Air fare	9,252	21,452
Advertising	121	46,739
Rent	35,355	27,265
Salary and wages, net	445,449	481,156
Total Major Operating Expenses	532,018	597,655
Non-major Operating Expenses, net	185,088	158,401
Total Selling, General and Administrative Expense	$717,106	756,056

The following explains the changes during the periods presented:

Consulting Fees – For the quarter ended September 30, 2005 Consulting Fees totaled $29,466 as compared to $-0- for the quarter ended June 30, 2004.  The increase in the current period is attributed to the increased use of software consultants for Trace Technologies, LLC.

Insurance – For the quarter ended September 30, 2005 insurance expenditures total $12,375 compared to $21,043 for the 3 months ended September 30, 2004.  Included in the $21,043 were insurance binder fees for product liability insurance in the amount of $10,000 which was expensed for the quarter ended September 30, 2004.  The remaining $11,043 expensed in 2004 compared to the $12,375 for the quarter ended September 30,2005 reflects a small increase in premiums compared to the quarter ended September 30, 2004.

Air Fare – For the quarter ended September 30, 2005 were $9,252 as compared to $21,452 for the three month period ending September 30, 2004.  The lower expenditures for the current quarter reflect the efforts involved in setting up the distribution network for Gabriel Technologies LLC.

Advertising – For the quarter ended September 30, 2005 advertising expense was $121 compared to $46,739 for the three months ended September 30, 2004.  The prior year expenditures include the initial design, development and media for our advertising campaign for the Gabriel Technologies, LLC  WAR-LOK™ system.

Rent – Rent expense for the quarter ended September 30, 2005 totaled $35,355 compared to $27,265 for the 3 months ended Sept 30, 2004.  The increase was due to increases in our rental contracts.

Salary and Wages – For the quarter ended September 30, 2005 salary and wage expenditures totaled $445,449 (net of $17,193 that was absorbed in inventory) compared to $481,156 for the quarter ended September 30, 2004.  The decline can be attributed to a reduction in senior personnel from 2004 to 2005.

The remaining Non-Major Operating expenses were $185,088 for the three months ended September 30, 2005 compared to $158,401 for the three month period ended September 30, 2004.  The increase in Non-Major expenditures over the prior periods is primarily due to “ramping up” for additional sales in Gabriel Technologies, LLC and our “roll-out” of services provided by Trace Technologies, LLC.

PROFESSIONAL FEES

For the three months ended September 30, 2005 Professional Fees totaled $100,202 as compared to $47,216 for the three month period ended September 30, 2004.  The increase during the quarter over the prior period was due to increased legal and audit costs resulting from becoming a public reporting company and complying with Sarbanes-Oxley requirements.

INCOME (LOSS) FROM OPERATIONS

For the quarter ended September 30, 2005 the loss from operations was $713,565 as compared to a loss of $709,457 for quarter ended September 30, 2004.  Increases in professional fees and costs of sales, overshadowed a savings in general and administrative expenses to contribute to an increased loss for the quarter ended September 30, 2005 compared to September 30, 2004.

OTHER INCOME (EXPENSES)

Other income for the three months ended September 30, 2005 totaled $12,677 compared to expenses of $447,785 for the three months ended September 30, 2004.  During the comparable quarter in the prior year, $440,000 in financing fees was recognized by the Company for the buyout of certain stock issued rights in conjunction with the recapitalization of the Company.  These financing fees are the primary reason for the decline in other expenses.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the quarter ended September 30, 2005 was $700,898 as compared to a loss of $845,823 for the quarter ended September 30, 2004.  The main reasons the loss was not as high is due to increased sales and a reduction in financing expenses.

Net (loss) Available to Common Stockholders

For the quarters ended September 30, 2005 and 2004, we had a net (loss) available to common stockholders identical to the net loss of the Company.

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

For the three months ended September 30, 2005, we used $632,659 of cash in operating activities and another $273,944 in investing activities. We generated $850,422 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the three month period of $56,181. For the three months ended September 30, 2004, our Company used $797,307 of cash in operating activities and another $349,887 in investing activities. We generated $65,250 in cash from financing activities.  The total of all cash flow activities for the same period in 2004 resulted in a decrease in the balance of cash of $1,081,944.

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

Although management is not aware of similar products which would compete directly with Gabriel through our WAR-LOK™ series products, the Trace Location Service, and the Trace Asset Tag, it is anticipated that larger, better-financed companies will develop products similar or superior to our systems. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in security systems. Other than filing six (6) patents in the United States and internationally and registering the domain names www.gabrieltechnologies.com and www.war-lok.com, we have not taken any action to protect our proprietary technology.  If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including WAR-LOK™, Trace Location Service and Trace Asset Tag, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

The loss of key personnel would have a material adverse affect upon the Company

Our success depends to a significant extent upon a number of key employees and members of senior management of the Company, namely Keith Feilmeier, Maurice Shanley, Robert Weinberg, Allan Angus, or Don Whatcott. The loss of service of one or more of these key employees could have a materially adverse affect. We believe that our future success is highly reliant upon recruiting exceptionally skilled technical, managerial and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining the personnel we require.

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

The liquidity of our Common Stock is affected by its limited trading ability

Shares of our Common Stock are traded on the OTCBB under the symbol "GWLK". There is currently no broadly followed established trading market for our Common Stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our Common Stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our Common Stock on the OTCBB is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

During September, 2004,  Gabriel and Trace filed suit in the U.S. District Court, Omaha, against Locate Networks and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets.  This suit was subsequently settled and dismissed without prejudice, on November 19, 2004.  As part of that settlement, Gabriel purchased the remaining shares of Trace that were owned by Locate Networks, giving Gabriel ownership of 100% of the outstanding shares of Trace.  Gabriel also acquired a fully-paid license from Locate Networks for use in the transportation sector, and Locate Networks agreed to the cancellation of all agreements with Trace, including a royalty agreement.  In consideration for the entire settlement transaction, Gabriel agreed to issue a total of 1,750,000 restricted common shares, of which 1,125,000 restricted common shares have been issued and to pay Locate Networks $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500.  The Company paid these notes in full in February 2005.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

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

Date: November 21, 2005

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

        Signature                                                      Title                                           Date

/s/   Keith R. Feilmeier

Keith R. Feilmeier

Chief Executive Officer                   November 21, 2005

President, Director and

Principal Executive Officer

/s/   Maurice Shanley

Maurice Shanley

Chief Financial Officer                   November 21, 2005

and Executive Vice President

(Principal Financial and

Accounting Officer)