Form 10QSB
period 2005-12-31
GABRIEL TECHNOLOGIES CORP
filed 2006-02-22
CIK 1009833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended December 31, 2005

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

27,016,971 common shares issued and outstanding as at December 31, 2005.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005

	December 31,	June 30,
	2005	2005
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$19,982	$96,257
Accounts receivable, net	91,084	318,196
Inventory	1,122,990	1,126,925
Notes receivable, net	653,600	553,600
Accrued interest receivable	92,962	29,945
Prepaid expenses and deposits	163,959	47,789
Total Current Assets	2,144,577	2,172,712

OTHER ASSETS
Equipment, net	334,808	312,199
Patents, net	62,172	61,493
Licenses, net	10,615,047	10,625,453
Goodwill	1,517,792	1,517,792
Software	1,405,616	1,006,438
Deferred tax asset	2,017,438	2,017,438
Other assets	59,217	59,516
Total Other Assets	16,012,090	15,600,329

TOTAL ASSETS	$18,156,667	$17,773,041

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,300,688	$1,005,318
Accrued expenses	64,065	61,725
Line of credit	571,212	-
Note payable to bank	-	100,000
Note payable to related party	2,057	235,905
Note payable to shareholder	200,000	-
Other liabilities	424,657	432,752
Total Current Liabilities	2,562,679	1,835,700

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares
authorized, 26,016,971 and 24,916,971 shares issued
and outstanding, respectively	27,017	24,917
Additional paid-in capital	24,662,728	22,864,828
Subscriptions receivable	(1,470,000)	(2,120,000)
Accumulated deficit	(7,625,757)	(4,832,404)
TOTAL STOCKHOLDERS' EQUITY	15,593,988	15,937,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,156,667	$17,773,041

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

December 31, 2005

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$253,720	$284,670	$595,823	$461,713

COST OF GOODS SOLD	150,450	92,536	388,810	175,764

GROSS PROFIT	103,270	192,134	207,013	285,949

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	2,035,338	673,808	2,752,444	1,429,864
Professional fees	190,113	281,669	290,315	328,885
Total Expenses	2,225,451	955,477	3,042,759	1,758,749

INCOME FROM OPERATIONS	(2,122,181)	(763,343)	(2,835,746)	(1,472,800)

OTHER INCOME (EXPENSE)
Interest income	46,113	2,128	62,561	3,344
Financing expense	(3,066)	-	(3,066)	(440,000)
Interest expense	(13,321)	(18,536)	(17,102)	(27,537)
Total Other Income (Expense)	29,726	(16,408)	42,393	(464,193)

LOSS BEFORE TAXES	(2,092,455)	(779,751)	(2,793,353)	(1,936,993)

BENEFIT FROM PROVISION FOR TAXES	-	265,057	-	576,476

NET LOSS	$(2,092,455)	$(514,694)	$(2,793,353)	$(1,360,517)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.08)	$(0.03)	$(0.11)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	26,136,536	19,267,171	25,755,014	16,024,924

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

December 31, 2005

	Six Months Ended
	December 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,793,353)	$(1,360,517)
Adjustments to reconcile net income to net cash used by
operating activities:
Amortization/Depreciation expense	56,469	49,152
Common stock issued for services	1,200,000	27,186
Stock rights issued for services	-	250,000
Bad debt expense:	100,000	-
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(116,170)	(144,679)
Other assets	299	78,460
Accounts receivable	227,112	(194,103)
Accrued interest receivable	(63,017)	-
Inventory	3,935	(322,917)
Deferred tax asset	-	(576,476)
Employee receivable	-	(15,471)
Increase (decrease) in:
Accounts payable	295,370	553,960
Accrued expenses	2,340	-
Other liabilities	(8,095)	1,219
Net cash used by operating activities	(1,095,110)	(1,654,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(200,000)	378,579
Acquisition of equipment	(38,936)	(46,547)
Patent costs	(3,913)	(20,750)
Licenses	-	(1,851,821)
Software	(425,680)	(294,841)
Investment in subsidiary	-	50,561
Net cash used by investing activities	(668,529)	(1,784,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	571,212	(486,422)
Adjustments to investor deposits	-	(41,250)
Proceeds from stock and equity transactions	1,250,000	3,222,000
Proceeds from note payable to shareholder	200,000
Payment of notes payable, net	(100,000)	-
Payment of related party note payable, net	(233,848)	-
Net cash provided by financing activities	1,687,364	2,694,328

Net decrease in cash and cash equivalents	(76,275)	(744,677)

Cash and cash equivalents beginning of period	96,257	1,126,863

Cash and cash equivalents end of period	19,982	$382,186

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$17,102	$21,862

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Notes payable for license	$-	$307,500
Notes payable for equipment	$-	$300,150
Common stock issued for services	$1,200,000	$27,186
Investment deposits converted to stock	$-	$7,412,030
Common stock issued in acquisition	$-	$4,900,000
Stock rights issued for services	$-	$250,000
Common stock issued for debt conversion	$-	$37,500
Other liabilities from deferred licenses agreements	$-	$200,000

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Operating results for the six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses for the six months ended December 31, 2005 and 2004 were $14,573 and $50,888, respectively.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts based on Company past and expected collections, and current credit conditions.  Accounts receivable, net consists of the following items at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Accounts receivable	$175,462	$478,998
Allowance for uncollectible accounts	(84,378)	(160,802)
	$91,084	$318,196

At December 31, 2005, 100% of the Company’s accounts receivable balance serves as collateral for bank note payable borrowing.

During the six months ended December 31, 2005, the Company recognized $100,000 in bad debt expense related to its notes receivable.  See Note 4.

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

During the six months ended December 31, 2005 and 2004, the Company did not engage in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings/loss per share.  Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings/loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share.  Although there were common stock equivalents outstanding at December 31, 2005, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Economic Dependencies

The Company purchases its products from three major suppliers, which provided approximately 90% of its total purchases for the six months ended December 31, 2005.

The Company had six major customers for the six months ended December 31, 2005, which comprise approximately 72% of its sales.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

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

Stock-based Compensation

The Company measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with Statement of Financial Accounting Standards No. 123(R), the fair value of stock options and warrants granted are estimated using lattice pricing model.

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

Warranty Reserve

The Company offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products.  At December 31, 2005, $10,122 has been reserved for warranty related expenses.

NOTE 3 – INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.  As of December 31, 2005, the Company has not incurred losses from write-downs to market.

Inventories at December 31, 2005 and June 30, 2005 consist of the following:

	December 31, 2005	June 30, 2005
Materials	$585,293	$675,476
Finished goods	537,697	451,449
	$1,122,990	$1,126,925

As of December 31, 2005, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing.

NOTE 4 – NOTES RECEIVABLE

At December 31, 2005, the Company has notes receivable of approximately $668,600 for funds advanced to various parties, which are due at various dates during the fiscal year ending June 30, 2006.  These notes bear interest at 12% and interest in the amount of $46,232 has been accrued at December 31, 2005.  Of these notes, $200,000 is convertible to common stock of Pit Crew Express, Inc. See Note 13.

On December 9, 2005, the Company loaned Resilent, LLC $200,000. The loan bears interest at 7% and is due January 9, 2005.  The loan was made concurrent with a Letter of Intent which was executed to commence due diligence for a potential investment in Resilent, LLC.  See Notes 7 and 14.

At December 31, 2005, there is a reserve in the amount of $215,000 for uncollectible notes receivable.

NOTE 5 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight-line method over a period of three to seven years.  The following is a summary of property, equipment and accumulated depreciation at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Equipment	$220,681	$208,074
Furniture and fixtures	45,401	34,452
Tools and dies	78,646	77,886
Software	92,201	68,605
	436,929	389,017
Accumulated depreciation	(102,121)	(76,818)
	$334,808	$312,199

Depreciation expense for the six month periods ended December 31, 2005 and 2004, was $28,209 and $46,137, respectively.

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

The following is a summary of the patents at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Patents	$69,738	$65,825
Accumulated amortization	(7,566)	(4,332)
	$62,172	$61,493

For the six month periods ended December 31, 2005 and 2004, the Company incurred amortization expense related to the patents of $3,233 and $1,049, respectively.

Licenses

The Company has paid $200,000 for the development of technology that allows it to track its security devices. Under an agreement with Locate Networks, Inc. (Locate), the Company will use this technology in its product. This license was allocated to Trace Technologies.  Trace Technologies will also be paid royalties for each device it sells. This agreement is in force for ten years. The license fee of $200,000 will be amortized over ten years.  For the six months ended December 31, 2005, no royalties were paid or accrued.

	December 31, 2005	June 30, 2005
Tracking license	$200,000	$200,000
Accumulated amortization	(28,311)	(17,905)
	$171,689	$182,095

For the six months ended December 31, 2005 and 2004, the Company incurred amortization expense related to the tracking license of $10,405 and $2,500, respectively.

With the acquisition of Trace Technologies, LLC, the Company recorded an additional $10,443,358 in intangible assets relating to the SnapTrack license.  See Note 9.  The SnapTrack license has an indefinite life and is subject to annual impairment testing.  At December 31, 2005, the Company believes that the value ascribed thereto is fully recoverable.  The Company will evaluate the technology arising from this license during 2006 and will determine a life for amortization purposes based upon future market considerations.

The SnapTrack license agreement, for Assisted Global Positioning, (A-GPS), requires annual support and maintenance payments.  The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000.  Trace Technologies is accruing $8,333 per month for the maintenance contract for the 12 month period ending August 2006.  The accrued liability due under this agreement is $33,332 at December 31, 2005.

Software

Costs incurred for the development of software, after technological feasibility has been established, are capitalized and stated at the lower of cost or net realizable value.  Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.  No amortization expense has been recorded at December 31, 2005.  The Company intends to commence amortization when the internally-developed software is placed into service.

NOTE 7 – NOTES PAYABLE AND CREDIT LINE

On December 9, 2005 the Company borrowed $200,000 from Elliott Broidy. The note bears interest at 7% and matures on January 9, 2006.  The note was used to fund a loan made by the Company to Resilent, LLC.  See Notes 4 and 14.

The following summarizes the Company’s debt obligations at December 31, 2005 and June 30,2005:

	December 31,	June 30,
	2005	2005
Note payable to bank, interest at 7%, maturing August
2005, collateralized by all Company assets	$-	$100,000

Note payable to an Officer and Director, interest at 2%,
maturing September 2005, uncollateralized, see Note 13	2,057	235,905

Line of credit payable, interest at prime plus 2%, collateralized
by all Company assets	571,212	-

Note payable to shareholder, interest at 7%, maturing
January 9, 2006	200,000	-

	$773,269	$335,905

On August 12, 2005, the Company entered into a financial arrangement with a commercial bank for a revolving line of credit.  The maximum credit facility under this arrangement is $1,500,000 and matures on August 12, 2006.  At December 31, 2005, $571,212 has been utilized.

NOTE 8 – OTHER LIABILITIES

Trace Technologies assumed a $50,000 note payable representing license fees paid in advance to Locate Networks, Inc by CSI Wireless, Inc.  The purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004 which requires CSI to pay a royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid.  The remaining amount with accrued interest is due within 5 days if either Trace or CSI terminate the agreement.  At December 31, 2005, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA Mobility.  Trace Technologies entered into a Value Added Reseller(VAR) agreement with USA Mobility.  The agreement requires a $50,000 payment upon execution of the agreement and the balance of $100,000 applied to amounts due under the VAR agreement.  At December 31, 2005, $100,000 under this agreement is classified as an “other liability” in the accompanying financial statements.  Trace paid USA Mobility $50,000 in July 2005.

The Company entered into an agreement with Pali Capital for financing services.  Under the agreement, the Company issued 70,000 common shares and executed a note for $187,000 due October 13, 2005 with interest at 11%.  The Company paid $50,000 on the note, which was extended.  The note is classified as an “other liability” in the financial statements.

The following summarizes the Company’s other liabilities at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
License fees liability	$50,000	$50,000
Location service fees liability	100,000	150,000
Financing fees liability	162,000	187,000
Capital lease liability, (see note 12)	112,657	45,752
	$424,657	$432,752

NOTE 9 – ACQUISITIONS

Gabriel Technologies Corporation

In July 2004, as part of a share exchange agreement, Gabriel Technologies, LLC acquired Gabriel Technologies Corporation through an agreement which was accounted for by a reverse merger and recapitalization of Gabriel Technologies, LLC..

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

NOTE 10 – EQUITY

Common Stock

In July 2005, the Company issued 600,000 shares of common stock when 600,000 warrants were exercised at $1.00 per share.  Participants to the warrant exercise received an additional 600,000 warrants.  These warrants have a three-year life and are exercisable at $1.28 per share.

On November 23, 2005 the Company issued 1,500,000 shares of common stock valued at $.80 per share for a Consulting Services Agreement with Mr. Nicholas A. Fegen, dated October 8, 2005.  The shares have piggyback rights attached upon filing a registration.

Mr. Fegen (“Consultant”) agrees to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations.  As such, Consultant will provide bona fide services to the Company.  Services to the Company throughout the term shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company.  Consultant shall dedicate all of the necessary time and facilities required to perform under the agreement. However, Consultant is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses.  The services to be provided by Consultant will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

Stock Options and Warrants

The following is a summary of stock warrant activity for the quarter ended December 31, 2005:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2005	2,018,500	$1.00 - $1.28	$0.78	7/05 - 7/08

Warrants issued for equity financing	600,000	$1.28	$0.27	7/08

Warrants exercised	(600,000)	$1.00	$1.00	7/05

Outstanding at December 31, 2005	2,018,500	$1.00 - $1.28	$0.56	7/08

Stock Options

For the six months ended December 31, 2005 there was no stock option activity.

Subscriptions Receivable

On November 1, 2004, the Company converted 750,000 warrants for 750,000 shares of its common stock, at $2.50 per share.  The Company executed a note receivable with Nicholas A. Fegen for $1,875,000.  The note was treated as a common stock subscription receivable, wherein equity is reduced until the note is paid.  The Company received $380,000 in December 2004 and $650,000 in August 2005, leaving an unpaid balance of $845,000.

In December 2004, the Company converted 250,000 warrants for 250,000 shares of its common stock, at $2.50 per share.  The Company executed a note receivable with Nicholas A. Fegen for $625,000.  This note is treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid.  The original notes were due June 30, 2005.  Those notes were extended until September 30, 2005 and December 31, 2005 and are currently due April 1, 2006.

The total note receivable, due April 1, 2006, from Nicholas A. Fegen amounts to $1,470,000.  See Note 13.

NOTE 11 – INCOME TAXES

The significant components of the deferred tax asset at December 31, 2005 and June 30, 2005 were as follows:

	December 31, 2005	June 30, 2005

Deferred tax asset	$2,973,023	$2,145,238
Less: deferred tax liability	(16,378)	(127,800)
Less: valuation allowance	(939,207)
Net deferred tax asset	$2,017,438	$2,017,438

As of December 31, 2005 and June 30, 2005, the Company had net operating loss carryforwards of approximately $8,600,000 and $5,900,000 respectively, which will begin to expire in the year 2023.  For the quarter ended December 31, 2005 and 2004, permanent tax differences consisted mainly of amortization of goodwill, property and software and meals and entertainment. At December 31, 2005 net temporary tax differences of approximately $48,170 created a deferred tax liability of approximately $16,378. At June 30, 2005, net temporary tax differences of approximately $375,000 created a deferred tax liability of approximately $127,800. These temporary differences were primarily caused by depreciation.  Certain tax based transactions occurred in Gabriel LLC which may limit the use of the deferred tax asset.

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

Total rent expense for the six months ended December 31, 2005 and 2004 is $71,586 and $58,074, respectively.

The Company has entered into various lease agreements for furniture and equipment. These leases are considered capital leases and are amortized over the estimated life of the assets. The terms of the leases are from 24 to 36 months with monthly payments of $709 to $2,298 including sales tax.. The total payments including any bargain buyout is $99,739.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout is $65,660.

The following summarizes the Company’s lease commitments for the next five fiscal years:

Year Ending June 30:

	Property	Equipment and Vehicle	Total
2006	$68,728	$27,018	$95,746
2007	117,563	46,311	163,874
2008	118,141	39,363	157,504
2009	90,062	32,485	122,547
2010	-	11,488	11,488

License Agreements

The Company has entered into a license agreement with Locate Technologies for which Locate will develop a tracking system for security devices. The Company will pay a fee to Locate for each device sold and will pay for the development of more technologies according to a predetermined schedule. The Company is required to make two separate $100,000 payments when certain milestones are reached.  As of December 31, 2005, the Company has made payments totaling $200,000 to Locate.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA mobility.  The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational.  Terms of the repayment schedule are being negotiated with USA mobility as par of the Value Added Reseller Agreement (VAR) that has been executed.  The repayment terms could include an immediate partial repayment of advanced location service fees and part applied to amounts due under the VAR agreement.  At December 31, 2005, the $100,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements.  See Note 8.

Trace Technologies also assumed $50,000 of prepaid license fees paid in advance to Locate Technologies by CSI Wireless, Inc.  Part of the purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004.  The technology and manufacturing agreement requires CSI to pay royalty to Trace for each device manufactured and sold according to a predefined schedule.  CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been recovered.  The remaining amount plus accrued interest are due within 5 days if either Trace or CSI terminate the agreement.  At December 31, 2005, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.  See Note 8.

NOTE 13 – RELATED PARTY TRANSACTIONS

Keith Feilmeier - Shareholder, Sole Director, Chairman & CEO

Keith Feilmeier made loans to the Company totaling $426,145 from February 2005 through June 2005.  The demand note payable to Feilmeier was $2,057 at December 31, 2005.

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

On October 30, 2004 Keith Feilmeier loaned $131,100 to Pit Crew Express on behalf of the Company.  Pit Crew Express signed a note to the Company in the amount of $131,100 on December 7, 2004.  As of December 31, 2005 Pit Crew owes the Company $531,100.  The Company reimbursed Feilmeier on November 22, 2004.  The note bears interest at 12% and is secured by a marketing agreement with CMI and Pit Crew Express.

On February 1, 2005, Feilmeier personally loaned Pit Crew Express $98,500, which is outstanding at December 31, 2005.

On June 30, 2005, Gabriel Technologies Corp. borrowed $100,000 at 7 percent interest, due on August 29, 2005, from First Community Bank of Nebraska.  The note was secured by a security agreement dated June 30, 2005 and a commercial pledge agreement dated June 30, 2005 from Gabriel Technologies Corporation, and personal guarantees from Keith R. Feilmeier and Dennis D. Blackman.  The loan was repaid with interest of $1,167 on August 25, 2005.  Of the $98,500 advanced on the loan, $88,500 was paid to Keith R. Feilmeier to reduce his loans to the Company.  $10,000 was advanced to Oxford Ventures, Inc. and charged to Feilmeier’s loan account.  The advance to Oxford was a personal transaction of Feilmeier and not a loan or advance by the Company.

At June 30, 2005, Oxford Ventures, Inc. (OXFV.OB) listed the same business address as Gabriel Technologies Corp.  Oxford shared no offices and Gabriel provides no services to Oxford.  The president of Oxford, Daniel K. Leonard, is also a principle officer of Secure-Lok Distribution, LLC.  Secure-Lok purchased $180,134 of Gabriel products in March 2005.  In December 2005, Mr. Leonard was retained as a consultant to the Company.  His agreement has a term of two years with a monthly payment of $12,500.

On February 10, 2006, the Company executed a Promissory Note to Keith R. Feilmeier in the amount of $75,000 due April 10, 2006 with simple interest at 9%.  The note is not collateralized, but is deemed a full recourse note.

Mr. Nicholas A. Fegen, Shareholder/Consultant

On July 27, 2004 the Company entered into a consulting and investment banking services agreement with Nicholas A. Fegen.  Mr. Fegen (Consultant) agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations.  As such, Consultant would provide bona fide services to the Company.  Services to the Company, throughout the term, included, but were not limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company.  Consultant was to dedicate all of the necessary time and facilities required to perform under the Agreement. However, Consultant was only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they were not directly competitive with the Company’s businesses.  The services to be provided by Consultant were not to be in connection with the offer or sale of securities in a capital-raising transaction, and were not to directly or indirectly promote or maintain a market for the Company’s securities.

The aforementioned consulting and investment banking services agreement was cancelled on May 31, 2005.  Mr. Fegen’s subsequent stock subscription agreements were modified in light of the declining market prices and the cancellation of this agreement to increase the number of shares being purchased by 1,000,000 shares of restricted common stock but at an effected reduced price of $1.25 per share.

On November 1, 2004 the Company converted 750,000 warrants for 750,000 of it’s common shares at $2.50 per share.  The Company executed a note receivable with Nicholas A. Fegen for $1,875,000.  This note was treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid.  The Company received $380,000 in December 2004 and $650,000 in August 2005, leaving an unpaid balance of $845,000.

In December 2004, the Company converted 250,000 warrants for 250,000 of it’s common shares at $2.50 per share.  The Company executed a note receivable with Nicholas A. Fegen for $625,000.  This note is also treated as a common stock subscriptions receivable wherein equity is reduced until the note is paid.  The original notes were due June 30, 2005.  Those notes were extended until September 30, 2005 and December 31, 2005 and are currently due April 1, 2006.

The total notes receivable, due April 1, 2006, amounts to $1,470,000.  See Note 10.

On November 23, 2005 the Company issued 1,500,000 shares of common stock valued at $.80 per share for a Consulting Services Agreement with Mr. Nicholas A. Fegen, dated October 8, 2005.  The shares have piggyback rights attached upon registration.  During the period ended December 31, 2005, the Company charged $1,200,000 to operations as a result of this transaction.

Mr. Fegen (“Consultant”) agrees to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations.  As such, Consultant will provide bona fide services to the Company.  Services to the Company, throughout the term, shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company.  Consultant shall dedicate all of the necessary time and facilities required to perform under the Agreement.  However, Consultant is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses.  The services to be provided by Consultant will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

On December 23, 2005 the Company executed a convertible promissory note that was closed on January 9, 2006 with CTSL Investment, LLC an Iowa limited liability company (CTSL).  CTSL is affiliated with Nicholas A. Fegen.  The note, in the amount of $400,000 plus 150% of the original principal is due December 31, 2006.  The Company received $360,000 net proceeds in January 2006.

CTSL has the option to convert the note at any time, in whole or in part, in lieu of and in satisfaction of such unpaid principal and unpaid note obligation.  The conversion price is subject to certain anti-dilution provisions – 1)the average of the last reported sale prices on the principal trading market for the common stock for the ten (10) trading days immediately preceding the date of delivery of the applicable “optional conversion notice” or “mandatory conversion notice”, 2) if the “conversion price” cannot be calculated as such date on the foregoing basis, the fair market value of one share of common stock as reasonably determined in good faith by the Board of Directors of the Company; provided, however, that in the event of an “optional conversion” of all or part of the note, the conversion price will not be less than $.50 nor greater than $1.00, and in the event of a “mandatory conversion”, such conversion price shall be $1.20 per share.

In the event the Company fails to pay any amount due under the note, the holder may offset against the note any sum or sums owed by the holder to the Company, or proceed to protect and enforce his rights either by suit in equity and/or by action at law, or by other appropriate proceedings, whether for specific performance of any covenant or agreement contained in the note or to enforce any other legal or equitable right of the holder.

In connection with the CTSL note, the company issued a warrant certificate to purchase at any time or from time to time up to the fifth anniversary of the date of warrant (December 23, 2010) 500,000 fully paid and non-assessable shares of the Company’s common stock at an excercise price of $1.00 per share.

The Company entered into certain other covenants and agreements with CTSL, as more fully set forth in the CTSL convertible promissory note and warrant certificate.  The foregoing description of the CTSL transaction is qualified in its entirety by the full text of the CTSL documents, which will be attached as exhibits next-filed periodic reports.  See Note 14.

Mr. Jerry Suess, Director Nominee

Mr. Suess has provided and personally guaranteed credit cards used by the Company.  Total charges on the credit card accounts for the six months ended December 31, 2005 were $211,229, with the highest monthly charges being $56,912.  For the quarter ended December 30, 2005, $128,713 was charged and the highest monthly charges amounted to $56,912.  Mr. Suess received no compensation for the use of his credit.

Mr. Suess also is a principal in Nebraska Leasing.  The Company leases a vehicle and office equipment from Nebraska Leasing.  Lease payments to Nebraska Leasing totaled $11,590 and $16,329 for the six months ended December 31, 2005 and 2004 respectively.

NOTE 14 – SUBSEQUENT EVENTS

Subscriptions Receivable

In January 2006, the Company agreed to extend the due date of its $1,470,000 subscription receivable from December 31, 2005, to April 1, 2006.  See Note 10.

Broidy Transaction

On January 11, 2006, the Company closed on a $1,000,000 funding of a senior convertible promissory note with Broidy Capital Management (the "Broidy Note," which was one component of the "Broidy Transaction").  The Broidy Note was effectively a consolidation of a prior two hundred thousand dollar ($200,000) convertible promissory note dated December 9, 2005, and the extension of an additional eight hundred thousand dollar ($800,000) credit, minus twenty-five thousand dollars ($25,000) in non-accountable expenses.  The Broidy Note bears interest at nine percent (9%) per annum and shall be payable monthly after the first quarter of 2006.  The maturity date of the Note is January 6, 2007. The Broidy Note is subject to acceleration under certain conditions.

In connection with the Broidy Transaction, Company issued a Class A warrant (the “Broidy Warrant”) to acquire 1,000,000 common shares of Company at an exercise price of one dollar ($1.00) per share, subject to reduction based on certain earnings metrics set forth in a Letter Agreement between Broidy and the Company.  Unless terminated earlier or extended under a most favored nations clause, the expiration date of the Broidy Warrant is November 30, 2009.

Under  the convertible senior promissory note subscription agreement (the “Broidy Subscription Agreement”) executed as part of the Broidy Transaction, Company pledged to Broidy an additional 3,000,000 shares of the Company's common treasury stock, subject to revocation upon full payment by the Company under the Broidy Note.  The Company also pledged to Broidy certain rights pertaining to intellectual property, as well as the Digital Defense Units the Company was to receive in any acquisition of a majority interest in Resilent LLC doing business as Digital Defense Group (“Digital Defense”), as well as giving Broidy a two-year option to purchase any future shares of Digital Defense that Company might subsequently purchase.  See “Securities Exchange Agreement.”

The Company has agreed to register all of the shares underlying the Broidy Note, the Broidy Warrants issued in connection with the Broidy Transaction, all prior warrants held by Broidy, and all securities pledged as part of the Broidy Transaction, within 150 days of January 11, 2006.

Broidy has the right to convert the Broidy Note into up to $1,000,000 worth of common stock of the Company at a $1.00 per share (the “Strike Price”), and such right to convert exists at any time the Broidy Note is outstanding.  Additionally, as long as any amount is owed under the Broidy Note, if the Company issues any securities, options, warrants or derivatives of any kind with a sale, exercise or strike price less than $1.50 per share, then the conversion right will be reduced by the percentage of the difference between $1.50 and the price of the issued security, option, warrant or derivative.  By way of example, if Company issues securities with an exercise price of $.75, i.e., a total of 50% (75/150) below $1.50, then the $1.00 Strike Price available at conversion will also be reduced by 50%, such that Broidy would have the option of converting the note into a total of 2,000,000 shares.

Broidy also has rights to impose limitations on the Company’s ability to enter into transactions resulting in a change of control: Company must give notice of any event in which more than 50% of the voting power of the Company is being disposed of, and Broidy has the right to object within five days of receipt of notice of such a change of control event.  If Broidy objects to the change in control, the Company may not enter into the transaction unless the surviving entity expressly assumes the Broidy Transaction obligations and has a net worth not less than the consolidated net worth of the company at the time of change of control event; or the Company pays the Broidy Note in full within five business days after the change in control event.

The Company also entered into certain other covenants and agreements with  Broidy as more fully set forth in the Broidy Note, Broidy Warrant,  and Broidy Subscription Agreement (collectively, the “Broidy Transaction Documents”).  The foregoing description of the Broidy Transaction is qualified in its entirety by the full text of the Broidy Transaction Documents, some of which contain information that is deemed confidential, and which will be attached as exhibits to Company’s next-filed periodic report.

On February 14, 2006 the Company executed a Promissory Note for $200,000 to Broidy Capital Management (Broidy), at 9% interest due April 14, 2006.  The following security and conversion provisions are contained in the agreement:

As security for this Note, Lender shall receive the same Security Interest as set forth in Section 4 of that certain Convertible Senior Promissory Note dated as of January 6, 2006, between Lender and Company in the amount of One Million Dollars ($1,000,000) (the “Convertible Note”).  Company expressly agrees that in the event Company fails to repay this Note in full on or before the Maturity Date, ownership of Six Hundred Thousand (600,000) shares of the Pledged Securities (as defined in the Convertible Note) shall transfer to Lender as described in Section 4 of the Convertible Note as if Company had defaulted under the Convertible

Company agrees that in the event Company fails to repay this Note in full on or before forty-five days from the date first set forth above (i.e. Friday, March 31, 2006), then Company shall issue 50,000 warrants to Lender, the terms of which shall be identical to the warrants previously issued by Company to Lender.  Such warrants shall have a strike price of One Dollar ($1.00).

Securities Exchange Agreement

On January 19, 2006, Company entered into a plan of exchange and a securities exchange agreement with Resilent LLC, doing business as Digital Defense Group (the “Exchange Agreement”).  Under the terms of the exchange agreement, the Company acquired 11,818 Class “A” Membership Interest Units of Resilent LLC (the “Digital Defense Units”) in exchange for cash, a promissory note, and shares of Company’s common stock.  As a result of the exchange agreement, the Company now owns a majority interest in Digital Defense.

The exchange agreement provides that amounts payable under the Digital Defense $2,000,000 promissory note shall be disbursed from December 2005 through June 2006, as cash is needed and requested by Digital Defense.    As of the date of filing this quarterly report, $666,667 has been advanced.  The shares of common stock issued to Digital Defense as part of the exchange agreement were granted with registration rights under a registration rights agreement. The Company executed an Irrevocable Voting Proxy, under which Mr. Steven Campisi, CEO of Digital Defense, has voting rights for the 11,818 Digital Defense units owned by the Company.

The Company has clawback rights to up to 1,500,000 of the shares it issued to Digital Defense, such clawback rights to vest in the Company if the pre-tax earnings of Digital Defense for the 12-months following initial shipment do not meet certain minimum amounts, as set forth in the exchange agreement.

If the Company defaults under the terms of the promissory note executed in connection with the Digital Defense transaction, certain Digital Defense units will be returned to Digital Defense, as set forth in the exchange agreement. The Digital Defense securities exchange agreement and plan of exchange contained customary representations, warranties, covenants, and conditions to closing.

The preceding description of the terms of the acquisition by the Company of a majority interest in Digital Defense Group (the “Digital Defense Transaction”) is qualified in its entirety by the full text of the documents executed by the parties, which documents are filed as exhibits to a current report on Form 8-K

Stock Option Plan

On January 18, 2006, the Company adopted the Gabriel Technologies Corporation 2006 Equity Incentive Plan (the "Gabriel Plan").  The Plan constitutes an "employee benefit plan" as defined in Rule 405 promulgated under the Securities Act of 1933.  The maximum number of shares of the Company’s common stock reserved and available for issuance under the Gabriel Plan is 7,500,000.  Subject to the specific provisions set forth in the Gabriel Plan, certain employees, directors and consultants of Company or its affiliates could receive equity incentive awards of various types, including restricted stock awards, unrestricted stock awards, stock options awards, performance stock awards, dividend equivalent rights and/or stock appreciation rights.

On January 18, 2006, the Company granted non-qualified stock options exercisable for 3,147,000 shares of the Company’s common stock, pursuant to the Gabriel Plan, to eleven employees of the Company. Each such stock option has an exercise price of $1.00 per share, will vest based on certain percentages over the next six months (subject to acceleration upon the occurrence of certain events), and will be exercisable for a term of five years from the date such stock option was granted.  Of the 3,147,000 stock options granted, 1,500,000 of such stock options were granted to the Company’s chief executive officer and sole director, Keith Feilmeier, and 950,000 of such stock options were granted to the Company’s chief financial officer, Maurice Shanley

On January 18 2006, the Company’s wholly owned subsidiary, Trace Technologies, LLC (“Trace”), granted non-qualified options exercisable for units in Trace equivalent to a 20.0% ownership interest (based on the outstanding ownership units in Trace at the time of exercise, on a fully diluted basis) to three individuals.  None of the options in Trace were granted under an option plan.  Each of the options has a fixed exercise price for the respective percentage interest that each individual could acquire, will vest based on certain percentages over the next six months (subject to acceleration on the occurrence of certain events), and will be exercisable for a term of five years from the date such option was granted.  Of such options granted, Keith Feilmeier was granted an option exercisable for 7.5% of the total units of Trace for a total exercise price of $187,500, Maurice Shanley was granted an option exercisable for 7.5% of the total units of Trace for a total exercise price of $187,500, and Allan Angus was granted an option exercisable for 5.0% of the total units of Trace for a total exercise price of $125,000.  Messrs. Feilmeier and Shanley are the managers of Trace, and Mr. Angus is the chief technology officer of the Company.

On February 10, 2006 the Board of Managers of Trace Technologies, LLC (Trace) voted to terminate the non-qualified stock option plan approved on January 18, 2006.  The option plan affected the following three individuals:  Keith R. Feilmeier, Manager; Maurice L. Shanley, Manager; and Allan Angus, Chief Technology Officer.  The non-qualified stock option plan will be replaced with an executive incentive bonus plan.

Employment Agreement

On January 19, 2006, the Company entered into an Employment Agreement (“Agreement”) with Steven Campisi, in conjunction with Company’s acquisition of a majority interest in Resilent LLC, doing business as Digital Defense Group.  Under the terms of Mr. Campisi’s employment, Mr. Campisi is to serve as President of Resilent, LLC, and such other offices as he may be appointed or elected to from time to time.  The term of the employment is on an indefinite basis, unless terminated earlier under the terms of the Agreement.  Mr. Campisi’s base salary is $175,000.00, payable in monthly installments beginning on January 19, 2006.  Campisi will be permitted to participate in the pension, profit sharing, bonus, life insurance, hospitalization, major medical, vacation, and other employee benefit plans (“Employee Benefit Plans”) of the Company that may be in effect from time to time, to the extent the Campisi is eligible under the terms of those plans.  Unless otherwise stated in the Agreement, Campisi’s rights under the Employee Benefits Plans shall be the same as those extended to other employees of the Company.

Under the Agreement, Company granted Steven Campisi a stock option exercisable for 500,000 shares of our common stock pursuant to the Plan.  The option has an exercise price of $1.00 per share.  The option vests 100% on April 1, 2007, so long as the audited financial statements of Resilent LLC for the twelve calendar months following its initial shipment of products (“Performance Period”) report actual pre-tax income to have met or exceeded $1,000,000.00 (“Target”).  In the event company’s actual revenue for the Performance Period is less that the Target, the performance option shall be reduced by the same percentage by which actual pre-tax income for fiscal 2006 was less than the annual Target.  The underlying shares have registration rights.  The Company granted Campisi an irrevocable proxy to vote the Company membership interests in Company’s membership units in Resilent LLC doing business as Digital Defense.  If Campisi’s employment terminates, the Proxy will be revoked so long as the termination or resignation is for “good cause,” as defined in the agreement.

Note payable to shareholder

On February 14, 2006 the Company executed a promissory note with Nicholas A. Fegen in the amount of $250,000.  The note bears interest at 9% and matures on April 14, 2006.  The note is not collateralized, but shall be deemed a full recourse note.  See note 13

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

GENERAL

Overview and Business of Gabriel Technologies Corporation

Company was originally incorporated in 1990 as Princeton Video Image, Inc., a Delaware corporation.  In 2004, Princeton Video Image, Inc. filed for Chapter 11 Bankruptcy and emerged as a reorganized company on June 10, 2004. On July 23, 2004, Company changed its name to Gabriel Technologies Corporation.  On July 29, 2004, Company entered into a share exchange with Gabriel Technologies, LLC., which became a wholly-owned subsidiary of the Company.  Gabriel LLC was incorporated under the laws of the state of Nebraska on April 23, 2003.  The Company also incorporated Trace Technologies LLC under the laws of the State of Nevada, which became wholly owned on November 19, 2004.  Operating through its two subsidiaries, Gabriel Technologies LLC and Trace Technologies LLC, Company owns proprietary rights and assets including patent rights, inventory, contract rights and goodwill related to the development, manufacture and distribution of a security lock system used in the trucking and railroad industry.

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

Employees

As of December 31, 2005,  Gabriel  LLC employees 28 people, 27 of which are full-time and the remaining 1 is part-time or seasonal.  Gabriel LLC is not subject to any bargaining agreements and we consider relations with our employees to be excellent.

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

Indebtedness

Gabriel Technologies, LLC entered into a financial arrangement on August 12, 2005 with the Nebraska State Bank  for a revolving line of credit in the amount of $1,500,000 which has a maturity date of August 12, 2006.  The interest rate is regional prime plus 2.00% adjusted daily and the current principal balance is $571,212. Loan advances are made from a Collateral Schedule based on 75% of eligible accounts receivables and 50% of qualified inventory. The loan agreement also requires a Lock Box for Accounts Receivables collections. The Nebraska State Bank currently has filed security statements and obtained the personal guarantees of  Keith Feilmeier, and the Corporate Guarantee of Gabriel Technologies Corp.  The revolving line is used in our operations and sales of the WAR-LOK™ security systems.

Trace Technologies, LLC

In addition to the WAR-LOK™ Security System, Gabriel has established Trace Location Services (“TLS”) through its subsidiary, Trace Technologies, LLC, a Nevada Limited Liability Company (“Trace LLC”) to provide enhanced location based services to devices supporting Qualcomm’s SnapTrack assisted-Global Positioning System (a-GPS) technology for use in the United States, Canada and Mexico.  A-GPS technology provides accurate location information in environments where traditional, autonomous GPS is unable to properly function, such as inside buildings, parking garages, vehicle trunks, cargo areas, areas with dense foliage, and “urban canyons.”  Subscribers and licensees will pay a fee to access the Trace-enhanced location information to determine the location of enabled devices, such as the Trace Location Tag.  Trace primarily sells its Trace Location Services (TLS) through licensed value-added resellers (VARs) and licensed distributors in specific vertical industries.  We have identified and are currently qualifying distributors for these services.  Trace has identified and is currently qualifying VARs for these services.

However, there will be specific applications where Trace will contract directly with unique, large governmental and commercial entities that typically operate a private or campus network to operate as service centers.  To date, Trace has had substantive discussions with the Federal government, government contractors and a major United States airline company.  Trace believes that this will be a substantive source of its revenue.

Gabriel is also currently developing a TLS WAR-LOK™ version of its WAR-LOK™ products that will be able to communicate its position and status of the lock, rail car or semi-trailer wirelessly over existing wireless communication networks.

According to a market analysis and strategic assessment report issued by Juniper Research in June 2005, location based services appeal to the following four basic needs:

•

Efficiency (primarily for corporate applications)

•

Enjoyment and Convenience (primarily for consumer applications)

•

Safety (for both corporate and consumer applications)

Other drivers identified in this report which are applicable to TLS include “the need for mobile operators to increase (or even maintain) average revenue per subscriber, growth of mobile data as a proportion of mobile service provider revenues, hitherto largely untapped value of operator ‘knowledge base’ of location information and perceived value of location as an additional dimension in many mobile data applications, adding context to other information.”

While location based services are rapidly expanding into numerous vertical market segments, Juniper Research states that its success has been previously constrained by a number of factors, including:

•

The downturn in the telecommunications markets

•

Lack of clear business cases for operator service provision and commercial use

•

The growing complexity of the value chain and underlying OSS infrastructures required to deliver and charge for content based services

•

Delays in rolling out both 2.5G and 3G networks

•

Uncertainties over the merits of different positioning technologies

Many of these issues are being resolved by the industry in general.  However, Trace has leveraged its proprietary technology to build a methodology and business model that reduces the impact of these issues on Trace’s ability to offer a profitable, robust location based service.  First and foremost, Trace’s ability to assemble its turnkey solutions and managed services significantly shortens the time to market and accelerates a return on investment for its VARs and service centers. Trace’s technology and business model afford greater control over potential variables in the deployment equation.  In addition, Trace’s application of a-GPS greatly enhances the ability to obtain location data over traditional GPS methodologies, thereby enabling an almost unlimited number of new applications.

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

•

Trace Location Services

•

Trace and all derivatives (e.g., Trace-ability, Trace-ing, etc)

In addition, Trace has reserved the following domain names:  trace-tech.com and trace-tech.net.  We will be reserving t-ls.com in FY06.

Production and Assembly

The heart of providing TLS resides in what is referred to as the Trace Location Server which consists of storage servers, infrastructure servers and the SnapTrack Position Determination Entity Server Pool.  We have been running off of a development server environment and will complete transition to a commercial grade redundant server setup in a Savvis collocation in 3Q2006.  The Savvis collocation provides redundant power, emergency power backup, security (card key and handprint restricted access) and redundant connections to our Internet Service Provider.

Currentlythe first generation TLS device is being manufactured by CSI Wireless in Calgary.  While there has been a long development phase with this device, we launched our commercial service on February 1, 2006.  Trace has begun several large-scale commercial evaluations of the entire service offering, including evaluations by the federal government.

Warranty

A one-year limited liabilitydevice warranty is offered by CSI Wireless directly to the VARs since the devices will be wholesaled in that manner.  During the large-scale commercial evaluations, Trace is providing a best effort service level.  However, Trace is providing what is considered by the industry to be commercial service level notifications for outages and upgrades which appears to be of greatest concern for our VARs during this period.  Commercial Service Level commitments are being developed and negotiated based on the expectations of the VARs (in order to satisfy their end user requirements) and the abilities of TLS.

After Sales Service

Based on the marketing and sales model established for TLS, Trace will only interface with  end customers if they are service centers.  The majority of TLS end customers will receive their support directly from a VAR or ReFLEX carrier.  Device specific issues will be directed to the device manufacturer(s).  However, Trace will have significant, ongoing interaction with the VARs and ReFLEX carriers as it continues to coordinate its end to end location based services, thereby eliminating the complexity which has plagued other providers.  Service to these entities includes initial training on TLS, maintenance of and upgrades to the Trace Location Server, coordinating the addition of features on existing devices and identification of potential new devices and applications.

Trace launched its customer support platform (via Blue Whale) including training its VARs on its use in the February/March 2006 timeframe.  This is a very flexible platform which will enable VARs to initiate trouble tickets, search our knowledge base and track ticket resolution.  Full implementation of this platform will enable commercial service levels for customer product support.  In addition, Trace is transitioning to full 24x7 support as the evaluations progress.  Beginning on approximately March 1, 2006, Trace will begin using an answering service to ensure response times for all critical events as defined in our VAR agreements.

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

Trace operates it main location server in Bellevue, Washington.    A secondary Network Operations Center will be established as additional business relationships develop.

Employees

As of December 31, 2005, Trace employed 7 full time employees and 1 part-time employee and used Engenex of Bellevue, Washington, as a third party provider for software development.  Trace is not subject to any bargaining agreements, and it considers relations with our employees to be excellent.

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

Regulations

None at this time.

Research and Development

Primary development during 2005 has been focused on developing and testing software code on the Trace Location Server and working with CSI Wireless to bring TLS and the Location Tag to commercial availability.  Trace is committed to remaining on the cutting edge of assisted-GPS technology and has plans to expand beyond ReFLEX networks into other wireless protocols in CY06.

RESULTS OF OPERATIONS.

The following table provides a breakdown of selected results of operations for the three and six months ended December 31, 2005 and 2004, respectively, and is the basis for the following discussion of the results of operations:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$253,720	$284,670	$595,823	$461,713

COST OF GOODS SOLD	150,450	92,536	388,810	175,764

GROSS PROFIT	103,270	192,134	207,013	285,949

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	2,035,338	673,808	2,752,444	1,429,864
Professional fees	190,113	281,669	290,315	328,885
Total Expenses	2,225,451	955,477	3,042,759	1,758,749

INCOME FROM OPERATIONS	(2,122,181)	(763,343)	(2,835,746)	(1,472,800)

OTHER INCOME (EXPENSE)
Interest income	46,113	2,128	62,561	3,344
Financing expense	(3,066)	-	(3,066)	(440,000)
Gain from disposal of subsidiary	-	-	-	-
Gain from extinguishment of debt	-	-	-	-
Interest expense	(13,321)	(18,536)	(17,102)	(27,537)
Other	-	-	-	-
Total Other Income (Expense)	29,726	(16,408)	42,393	(464,193)

LOSS BEFORE TAXES	(2,092,455)	(779,751)	(2,793,353)	(1,936,993)

BENEFIT FROM PROVISION FOR TAXES	-	265,057	-	576,476

NET LOSS	$(2,092,455)	$(514,694)	$(2,793,353)	$(1,360,517)

During the six months ended December 31, 2005 we had Total Revenue of $595,823 and gross profits of $207,013 or 34.7% compared to Total Revenue of $461,713 and gross profits of $285,949 or 61.9% during the six months ended December 31, 2004.  The increase in REVENUE can be attributed to the increased sales effort to expand our distribution network and increasing the size of our sales force.

REVENUES

The following table summarizes our three revenue segments as a percentage of Total Revenue respectively for the quarters and six months ending December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Intermodal/Railroad	6.2%	11.2%	4.5%	12.6%
Trucking	90.5%	87.3%	79.4%	83.0%
Consumer/Other	3.3%	1.5%	16.1%	4.4%
	100.0%	100.0%	100.0%	100.0%

Details of the most significant changes for the second quarter and six months ended December 31, 2005 and 2004 are as follows:

INTERMODAL/RAILROAD – This segment represents $15,650 or 6.2% of total revenue earned during the quarter ended December 31, 2005 as compared to $31,883 or 11.2% of total revenue for the quarter ended December 31, 2004.  Year to date revenue for this segment was $27,110 or 4.5% of total revenue for the period as compared to $58,133 or 12.6% for the same period in 2004.  The declining percentage of revenue relates primarily to growth in the Trucking segment and the shift in Company resources to service this more immediate growth in the Trucking segment.

TRUCKING – The Trucking segment represents $229,612 or 90.5% of total revenue earned during the quarter ended December 31, 2005 as compared to $248,568 or 87.3% of total revenue for the quarter ended December 31, 2004.  Year to date the trucking segment contributed $472,970 or  79.4% of total revenue for the period as compared to $383,211 or 83.0% for the same period in 2004.  The trucking segment continues to be Gabriel Technologies, LLC primary market.  Renewed effort will be placed on Intermodal/Railroad in the next twelve months.

CONSUMER/OTHER – The Consumer/Other segment represented $8,458 or 3.3% of total revenue earned during the quarter ended December 31, 2005 compared to $4,219 or 1.5% of total revenue earned during the quarter ended December 31, 2004.  For the first six months this segment represented $95,743 or 16.1% compared to $20,369 or 4.4% for the same period in 2004.  The percentage increase is due to the Company’s development of retail packaging and expanding distribution channels.

GROSS PROFIT

Our consolidated Gross Profit decreased to 40.7% for the quarter ended December 31, 2005 from 54.5% for the quarter ending December 31, 2004.  Consolidated gross profit for the first six months ending December 31, 2005 decreased to 34.7% from 67.7% for the first six months ending December 231, 2004.  This decrease in Gross Profit can be attributed to a shift in the customer base to larger wholesale customers that involve lower margins as well as increased production costs.

The following table summarizes gross profit percentage by our three market segments at December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Intermodal/Railroad	53.4%	56.1%	46.0%	49.9%
Trucking	40.3%	78.5%	33.9%	70.7%
Consumer/Other	27.1%	54.4%	35.8%	63.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $717,106 for the six months ended December 31, 2005 verses $756,056 for the three months ended December 31, 2004.

The following table highlights the major operating expenses for the comparative three month and six month periods ending December 31:

	Three months ended		Six months ended
	December 31,		December 31,
Major Operating Expenses:	2005	2004	2005	2004
Consulting fees	$1,233,318	$2,466	$1,262,784	$150,000
Insurance	31,852	28,509	67,206	49,553
Air fare	32,556	27,759	52,520	47,886
Advertising	14,451	4,150	14573	50,888
Rent	35,301	32,581	70,656	58,074
Commissions	30,000	-	30,000	3,856
Software maintenance fees	25,782	25,000	53,688	41,667
Public relations	23,689	4,400	45,633	8,050
Salary and wages, net	379,135	367,081	743,998	592,820
Total Major Operating	1,806,084	491,946	2,341,058	1,002,794
Expenses
Non-major Operating Expenses, net	229,254	181,862	411,386	427,070
Total Selling, General and	$2,035,338	$673,808	$2,752,444	$1,429,864
Administrative Expense

The following explains the changes during the periods presented:

Consulting Fees – For the quarter ended December 31, 2005 Consulting Fees totaled $1,233,318 as compared to $2,466 for the quarter ended December 31, 2004.  For the six months ended December 31, 2005 consulting fees were $1,262,784 compared to $150,000 for the same period ended December 31, 2004.  The increase for the quarter and six months ended December 31, 2005 compared to the same periods in 2004 is due to the Company entering into a consulting services agreement on October 8, 2005.  The consultant and shareholder received 1,500,000 shares of common stock valued at $1,200,000 in exchange for providing future services including, but not limited to identifying and securing business opportunities, acquisitions and combinations for the company, investment banking advice, marketing advice, interfacing with marketers, all at the direction of the Company.

Insurance – For the quarter ended December 31, 2005 insurance expenditures total $31,852 compared to $28,509 for the 3 months ended December 31, 2004.  Insurance expense for the six months ended December 31, 2005 were $67,206 compared to $49,552 for the same six month period ended December 31, 2004.  Increase in insurance expense is primarily attributable to liability insurance covering Directors and Officers of the Company.  Prior to May 2005, the Company had not incurred expense for this type of insurance.

Air Fare – For the quarter ended December 31, 2005 were $32,556 as compared to $27,759 for the three month period ending December 31, 2004.  Airfare for the six months ended December 31, 2005 was $52,520 compared to $47,886 for the same six month period ended December 31, 2004.  The increase is expected when taking into consideration rising fuel costs and increased travel related to marketing the Company.

Advertising – For the quarter ended December 31, 2005 advertising expense was $14,451 compared to $4,150 for the three months ended December 31, 2004.  Advertising for the six months ended December 31, 2005 were $14,573 compared to $50,888 for the same six month period ended December 31, 2004.  The company has updated its business model to focus on distribution sales for the WAR-LOK product line versus direct sales.  This has enabled us to reduce our cost of marketing by sharing advertising and marketing efforts with our distributors.

Rent – Rent expense for the quarter ended December 31, 2005 totaled $35,301 as compared to $32,501 for the same quarter ended December 31, 2004.  Rent for the six months ended December 31, 2005 was $70,656 verses $58,074 for the same six month period ended December 31, 2004.  The increase was due to increases in our rental contracts.

Commissions – For the quarter ended December 31, 2005, commissions amounted to $30,000 as compared to $-0- for the quarter ended December 31, 2004.  Commissions for the six months ended December 31, 2005 were $30,000 verses $3,856 for the same six month period ended December 31, 2004.  The increase in commissions was due to a distributor agreement providing for commission on the sale of our WAR-LOK TAB-30.

Software maintenance fees – For the quarter ended December 31, 2005 software maintenance expenditures total $25,782 compared to $25,000 for the 3 months ended December 31, 2004.  Software maintenance fees expense for the six months ended December 31, 2005 were $53,688 compared to $41,667 for the same six month period ended December 31, 2004.  The increase in software maintenance fees is due to the primary software maintenance agreement beginning in August 2004 and therefore only five months of expense for the six month period ending December 31, 2004.

Public relations – For the quarter ended December 31, 2005 public relations expenditures total $23,689 compared to $4,400 for the 3 months ended December 31, 2004.  Public relations expense for the six months ended December 31, 2005 were $45,633 compared to $8,050 for the same six month period ended December 31, 2004.  The increase in public relations is due to the company outsourcing investor relations services through Hawk Associates.  Hawk Associates is on a monthly retainer with the company.

Salary and Wages – For the quarter ended December 31, 2005 salary and wage expenditures totaled $379,135 (net of $10,279 that was absorbed in inventory) compared to $367,081 for the quarter ended December 31, 2004.  Salary and wages for the six months ended December 31, 2005 were $743,998 (net of $27,472 that was absorbed in inventory) verses $592,820 for the same six month period ended December 31, 2004.  The increase in salary and wage expense can be attributed to having more employees in the current fiscal year than during the prior fiscal year.

The remaining Non-Major Operating expenses were $229,254 for the quarter ended December 31, 2005 compared to $181,862 for the quarter ended December 31, 2004.  The remaining non-major operating expenses were $411,386 for the six months ended December 31, 2005 compared to $427,070 for the six months ended December 31, 2004.

PROFESSIONAL FEES

For the six months ended December 31, 2005 Professional Fees totaled $290,315 as compared to $328,885 for the six months ended December 31, 2004.  The decline in professional fees is primarily related to reduction in patent filings as compared to the prior year periods and an increase in accounting staff.

INCOME (LOSS) FROM OPERATIONS

For the six months ended December 31, 2005 the loss from operations was $2,835,746 as compared to a loss of $1,472,800 for six months ended December 31, 2004.  The increased loss from operations is primarily attributed to a consulting services agreement that the company entered into during October 2005.  This agreement was expensed as consulting fees for $1,200,000.

OTHER INCOME (EXPENSES)

Other income for the six months ended December 31, 2005 totaled $62,561 compared to expenses of $464,193 for the six months ended December 31, 2004.  During the comparable six months ended December 31, 2004, $440,000 in financing fees was recognized by the Company for the buyout of certain stock issued rights in conjunction with the recapitalization of the Company.  These financing fees are the primary reason for the decline in other expenses.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the six months ended December 31, 2005 was $2,793,353 as compared to a loss after taxes of $1,360,517 for the six months ended December 31, 2004.  As stated above, the primary decline in income(loss) after taxes relates to increased consulting fees for the quarter ended December 31, 2005.

Net (loss) Available to Common Stockholders

For the quarters ended December 31, 2005 and 2004, we had a net (loss) available to common stockholders identical to the net loss of the Company.

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

For the six months ended December 31, 2005, we used $1,095,110 of cash in operating activities and another $668,529 in investing activities. We generated $1,687,364 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the six month period of $76,275. For the six months ended December 30, 2004, our Company used $1,654,186 of cash in operating activities and another $1,784,819 in investing activities. We generated $2,694,328 in cash from financing activities.  The total of all cash flow activities for the same period in 2004 resulted in a decrease in the balance of cash of $744,677.

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

RISK FACTORS

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.  These controls are reviewed by Management, the Chief Executive Officer and the Chief Financial Officer over the prior 90 day period for changes which would affect the internal controls and reporting disclosures.

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

Certificate of Amendment dated July 21, 2004, changing the Company’s name to Gabriel Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 23rd day of July, 2004.(2)

10.1

Form of Warrant issued to CTSL Investment, LLC, on December 23, 2005.

10.2

Form of Convertible Promissory Note issued to CTSL Investment, LLC on December 23, 2005.

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

Date: February 21, 2006

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

        Signature                                                      Title                                           Date

/s/   Keith R. Feilmeier

Keith R. Feilmeier

Chief Executive Officer                   February 21, 2006

President, Director and

Principal Executive Officer

/s/   Maurice Shanley

Maurice Shanley

Chief Financial Officer                   February 21, 2006

and Executive Vice President

(Principal Financial and

Accounting Officer)

Exhibit List

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

Certificate of Amendment dated July 21, 2004, changing the Company’s name to Gabriel Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 23rd day of July, 2004.(2)

10.1

Form of Warrant issued to CTSL Investment, LLC, on December 23, 2005.

10.2

Form of Convertible Promissory Note issued to CTSL Investment, LLC on December 23, 2005.

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