Form 10QSB
period 2006-03-31
GABRIEL TECHNOLOGIES CORP
filed 2006-05-23
CIK 1009833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 2006

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

33,815,721 common shares issued and outstanding as at March 31, 2006.

Transitional Small Business Disclosure Format (Check one Yes [ ] No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2006, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006
	March 31,	June 30,
	2006	2005
ASSETS	(unaudited )

CURRENT ASSETS
Cash and cash equivalents	$363,603	$96,257
Accounts receivable, net	220,994	318,196
Inventory	1,390,264	1,126,925
Notes receivable, net	453,600	553,600
Accrued interest receivable	112,557	29,945
Note receivable from related party	351	-
Prepaid expenses and deposits	112,444	47,789
Total Current Assets	2,653,813	2,172,712

OTHER ASSETS
Equipment, net	1,037,215	312,199
Patents, net	101,724	61,493
Licenses, net	10,292,815	10,625,453
Goodwill	1,861,542	1,517,792
Software	3,737,213	1,006,438
Deferred tax asset	2,017,438	2,017,438
Other assets	68,090	59,516
Total Other Assets	19,116,037	15,600,329

TOTAL ASSETS	$21,769,850	$17,773,041

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,673,101	$1,005,318
Accrued expenses	69,550	61,725
Line of credit	655,369	-
Note payable to bank	-	100,000
Note payable to related party	-	235,905
Notes payable to shareholders	1,522,541	-
Discount on notes payable	(622,300)	-
Derivative liability	653,050	-
Other liabilities	374,450	387,000
Current portion of notes and leases	107,625	28,909
Total Current Liabilities	4,433,386	1,818,857

Note payable to bank	201,168	-
Capital lease obligations	287,433	16,843
Total Liabilities	4,921,987	1,835,700

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding		-
Common stock, $0.001 par value; 60,000,000 shares
authorized, 33,815,721 and 24,916,971 shares issued
and outstanding, respectively	33,816	24,917
Additional paid-in capital	29,121,845	22,864,828
Subscriptions receivable	(1,470,000)	(2,120,000)
Accumulated deficit	(10,837,798)	(4,832,404)
TOTAL STOCKHOLDERS' EQUITY	16,847,863	15,937,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,769,850	$17,773,041

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
March 31, 2006
	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$293,980	$333,450	$889,803	$795,163

COST OF GOODS SOLD	157,937	192,693	546,747	368,457

GROSS PROFIT	136,043	140,757	343,056	426,706

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	1,582,346	615,043	4,334,790	2,044,907
Professional fees	158,103	200,203	448,418	529,088
Total Expenses	1,740,449	815,246	4,783,208	2,573,995

LOSS FROM OPERATIONS	(1,604,406)	(674,489)	(4,440,152)	(2,147,289)

OTHER INCOME (EXPENSE)
Interest income	20,787	909	83,348	4,253
Financing expense	(737,078)	-	(740,144)	(440,000)
Gain from disposal of subsidiary	-	22,500	-	22,500
Loss from change in derivative liability	(772,450)	-	(772,450)	-
Interest expense	(124,536)	(6,617)	(141,638)	(34,154)
Other	5,642	-	5,642	-
Total Other Income (Expense)	(1,607,635)	16,792	(1,565,242)	(447,401)

LOSS BEFORE TAXES	(3,212,041)	(657,697)	(6,005,394)	(2,594,690)

BENEFIT FROM PROVISION FOR TAXES	-	223,425	-	799,901

NET LOSS	$(3,212,041)	$(434,272)	$(6,005,394)	$(1,794,789)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.10)	$(0.02)	$(0.22)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	31,508,054	22,213,777	27,644,699	16,013,883

The accompanying condensed notes are an integral part of these financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

	Nine Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited )	(unaudited )
Net Income (loss)	$(6,005,394)	$(1,794,789)
Adjustments to reconcile net income to net cash used by
operating activities:
Amortization/Depreciation expense	111,233	54,814
Gain from disposal of subsidiary	-	(22,500)
Common stock issued for services	1,200,000	27,186
Stock rights issued for services		250,000
Loss on derivatives	772,450	-
Stock warrants issued for services	41,666	-
Bad debt expense	100,000	-
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(64,655)	(231,131)
Other assets	(8,574)	50,933
Accounts receivable	97,202	(325,283)
Accrued interest receivable	(82,612)	-
Inventory	(263,339)	(344,262)
Deferred tax asset	-	(799,901)
Employee receivable	-	(42,775)
Increase (decrease) in:
Accounts payable	667,783	558,251
Accrued expenses	7,825	-
Other liabilities	-	(1,756)
Net cash provided (used) by operating activities	(3,426,415)	(2,621,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	-	376,828
Acquisition of equipment	(125,470)	(35,331)
Patent costs	(7,915)	(25,087)
Licenses	-	(1,801,260)
Software	(573,864)	(638,593)
Goodwill	(343,750)
Investment in subsidiary	(6,593,750)	-
Net cash used by investing activities	(1,050,999)	(2,123,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	555,369	(486,422)
Adjustments to investor deposits	-	(41,250)
Proceeds from stock and equity transactions	2,455,000	5,076,000
Proceeds from notes payable to shareholder	2,175,591	-
Payment of notes payable, net	(204,954)	(307,500)
Payment of related party note payable, net	(236,246)	-
Net cash provided by financing activities	4,744,760	4,240,828

Net decrease in cash and cash equivalents	267,346	(455,802)

Cash and cash equivalents beginning of period	96,257	1,126,863

Cash and cash equivalents end of period	363,603	$623,035

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$48,370	$27,512

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Notes payable for license	$-	$307,500
Notes payable for equipment	$122,602	$300,150
Common stock issued for services	$1,200,000	$27,186
Investment deposits converted to stock	$-	$7,412,030
Common stock issued in acquisition	$7,593,750	$4,900,000
Stock rights issued for services	$-	$250,000
Common stock issued for debt conversion	$-	$37,500
Other liabilities from deferred licenses agreements	$-	$200,000
Notes payable issued for acquisition	$2,000,000	$-
The accompanying condensed notes are an integral part of these financial statements

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gabriel Technologies Corporation (the “Company”) is the holding company for two wholly-owned and one majority owned subsidiary. Gabriel Technologies, LLC, a Nebraska limited liability corporation, was formed on April 1, 2003. The Company designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK™ name. These locking devices are primarily used for securing shipping containers and trailers used by railroads and the trucking industry. The Company sells the WAR-LOK™ Series products through a direct sales force and qualified distributors in specific vertical industries. The Company originally had a year ended December 31 and adopted a June 30 fiscal year end in 2004. In July 2004, the Company acquired Gabriel Technologies Corporation (fka Princeton Video Imaging, Inc.) as part of a recapitalization and reverse merger. The continuing accounting and reporting entity is that of the prior Gabriel Technologies, LLC. Certain comparisons, prior period equity and prior period activities, have been converted to represent the current capital structure.

In November 2004, the Company acquired controlling interest in Trace Technologies, LLC. Trace Technologies, LLC is a wholly-owned subsidiary of the Company. See Note 9.

In January 2006, the Company acquired controlling interest in Resilent, LLC dba Digital Defense Group. Digital Defense Group is a majority owned subsidiary of the Company. See Note 9.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Operating results for the nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

Advertising Expenses
Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses for the nine months ended March 31, 2006 and 2005 were $23,882 and $52,484, respectively.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts based on Company past and expected collections, and current credit conditions. Accounts receivable, net consists of the following items at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Accounts receivable	$305,372	$478,998
Allowance for uncollectible accounts	(84,378)	(160,802)
	$220,994	$318,196

At March 31, 2006, 100% of the Company’s accounts receivable balance serves as collateral for bank note payable borrowing.

During the nine months ended March 31, 2006, the Company recognized $100,000 in bad debt expense related to its notes receivable. See Note 4.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

The Company has issued convertible debt securities with warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

In accordance with SFAS 133, the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2006, the estimated fair value of the Company’s derivative liability was $423,000, as well as a warrant liability of $855,000. The estimated fair value of the debt features was determined using the Black-Scholes Model. The model uses several assumptions including: historical stock price volatility (65%), risk-free interest rate (4.00%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended March 31, 2006, there was an increase in the market value of the Company’s common stock to $1.35 from $.96 at December 31, 2005.

Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings/loss per share. Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share. Although there were common stock equivalents outstanding at March 31, 2006, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Economic Dependencies
The Company purchases its products from six major suppliers, which provided approximately 60% of its total purchases for the nine months ended March 31, 2006.

The Company had ten major customers for the nine months ended March 31, 2006, which comprise approximately 73% of its sales.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and 2005.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

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

Warranty Reserve
The Company offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products. At March 31, 2006, $9,789 has been reserved for warranty related expenses.

NOTE 3 - INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. As of March 31, 2006, the Company has not incurred losses from write-downs to market.

Inventories at March 31, 2006 and June 30, 2005 consist of the following:

	March 31, 2006	June 30, 2005
Materials	$781,799	$675,476
Finished goods	608,465	451,449
	$1,390,264	$1,126,925

As of March 31, 2006, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing.

NOTE 4 - NOTES RECEIVABLE

At March 31, 2006, the Company has notes receivable of approximately $668,600 for funds advanced to various parties, which are due at various dates during the fiscal year ending June 30, 2006. These notes bear interest between 8% and 12% and interest in the amount of $112,556 has been accrued through March 31, 2006. Of these notes, $200,000 is convertible to common stock of Pit Crew Express, Inc. See Note 13.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

between 8% and 12% and interest in the amount of $112,556 has been accrued through March 31, 2006. Of these notes, $200,000 is convertible to common stock of Pit Crew Express, Inc. See Note 13.

On December 9, 2005, the Company loaned Resilent, LLC $200,000. The loan bears interest at 7% and is due January 9, 2006. The loan was made concurrent with a Letter of Intent which was executed to commence due diligence for a potential investment in Resilent, LLC. On January 19, 2006 the Company acquired a majority interest in Resilent, LLC and the note was offset against the note payable portion of the investment. See Notes 7 and 14.

At March 31, 2006, there is a reserve in the amount of $215,000 for uncollectible notes receivable.

NOTE 5 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over a period of three to seven years. The following is a summary of property, equipment and accumulated depreciation at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Equipment	$584,533	$208,074
Furniture and fixtures	137,670	34,452
Tools and dies	114,760	77,886
Leasehold improvements	234,393	-
Software	123,300	68,605
	1,194,656	389,017
Accumulated depreciation	(157,441)	(76,818)
	$1,037,215	$312,199

Depreciation expense for the nine month periods ended March 31, 2006 and 2005, was $82,322 and $51,235, respectively.

NOTE 6 - INTANGIBLE ASSETS

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

Goodwill
In the transactions between Gabriel Technologies, LLC and the prior company Gabriel Technologies, Inc. during 2003, the Company recognized $1,517,792 in goodwill upon the transfer of assets and value ascribed to new investors in Gabriel Technologies, LLC. The acquisition of Resilent, LLC in January amounted to an additional $343,750 goodwill. The goodwill is reviewed by management annually for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

Patents
Costs relating to the purchase of patents are capitalized and amortized using the straight-line method over seventeen years, representing the estimated life of the assets.

The following is a summary of the patents at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Patents	$112,012	$65,825
Accumulated amortization	(10,288)	(4,332)
	$101,724	$61,493

For the nine month periods ended March 31, 2006 and 2004, the Company incurred amortization expense related to the patents of $5,424 and $1,613, respectively.

Licenses
The Company has paid $200,000 for the development of technology that allows it to track its security devices. Under an agreement with Locate Networks, Inc. (Locate), the Company will use this technology in its product. This license was allocated to Trace Technologies. Trace Technologies will also be paid royalties for each device it sells. This agreement is in force for ten years. The license fee of $200,000 will be amortized over ten years. For the nine months ended March 31, 2006, no royalties were paid or accrued.

Resilent, LLC entered into a license agreement with RF Laboratories, Inc. for which RF Laboratories, Inc. grants to company a non-exclusive, worldwide, paid-up, royalty-free, perpetual, non-transferable license to use the RD technology to make, have made, use and sell products. As of March 31, 2006, the Company has made payments totaling $25,000 to RF Laboratories. RF Laboratories is under no obligation to provide any support or maintenance to Company or to any third party with respect to the RD technology. RF Laboratories retains the right to make, have made, use, improve, and sell products using the RD technology.

	March 31, 2006	June 30, 2005
Tracking license	$200,000	$200,000
RD technology license	27,798	-
SnapTrack License	10,101,250	10,443,358
Accumulated amortization	(36,233)	(17,905)
	$10,292,815	$10,625,453
Proprietary software	$3,737,213	$1,006,438

For the nine months ended March 31, 2006 and 2005, the Company incurred amortization expense related to the tracking and Micro RX licenses of $17,091 and $3,579, respectively.

With the acquisition of Trace Technologies, LLC, the Company recorded an additional $10,443,358 in intangible assets relating to the SnapTrack license. See Note 9. The SnapTrack license has a perpetual life and is subject to annual impairment testing. At March 31, 2006, the Company believes that the value ascribed thereto is fully recoverable. The Company will determine a life for amortization purposes based upon commencement of commercial services.

The SnapTrack license agreement, for Assisted Global Positioning, (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace Technologies has $100,000 included in accounts payable at March 31, 2006 and has expensed $66,667 for the nine months ended March 31, 2006

Software
Costs incurred for the development of software, after technological feasibility has been established, are capitalized and stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No amortization expense has been recorded at March 31, 2006. The Company intends to commence amortization when the internally-developed software is placed into service.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

NOTE 7 - NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at March 31, 2006 and June 30,2005:

	March 31,	June 30,
	2006	2005
Note payable to bank, interest at 7%, maturing August
2005, collateralized by all Company assets	$-	$100,000

Note payable to an Officer and Director, interest at 2%,
maturing June 30, 2006, uncollateralized, see Note 13	-	235,905

Line of credit payable, interest at prime plus 2%, collateralized
by all Company assets	655,369	-

Notes payable to related parties, interest at 9%, maturing from
April 14, 2006 to January 6, 2007	1,450,000	-

Derivative on note payable	725,591	-

Discount on note payable	(622,300)	-
	2,208,660	335,905

Long-Term Notes Payable and Capitalized Leases
Note payable to bank, interest at prime plus 1.5%, maturing
August 31, 2010, collateralized by assets of Resilent, LLC	245,092	-

Capital lease liability, (see note 12)	351,134	45,752
	596,226	45,752
Less current portion	(107,625)	(28,909)
	$488,601	$16,483

On August 12, 2005, the Company entered into a financial arrangement with a commercial bank for a revolving line of credit. The maximum credit facility under this arrangement is $1,500,000 and matures on August 12, 2006. At March 31, 2006, $655,369 has been utilized.

Broidy Convertible Note
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

In connection with the Broidy Transaction, the Company issued a Class A warrant (the “Broidy Warrant”) to acquire 1,000,000 common shares of Company at an exercise price of one dollar ($1.00) per share, subject to reduction based on certain earnings metrics set forth in a Letter Agreement between Broidy and the Company.  Unless terminated earlier or extended under a most favored nations clause, the expiration date of the Broidy Warrant is November 30, 2009.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (EITF 00-19) the fair value of the conversion warrants issued under the Broidy Transaction have been reported as a liability. On the Effective Date, the conversion feature had a value of $240,600 and the warrants had a value of $356,700 which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 2 years, estimated volatility of 65% and a risk free interest rate of 4%. On the Effective Date the Broidy Note was valued at $377,800 or the difference between the proceeds and the value of the warrants and conversion features. The conversion features and warrants are considered derivative financial instruments and will be marked to fair value on a quarterly basis. Any changes in the fair value of the conversion features and warrants will be recorded through the Consolidated Statement of Operations as other income(expense). For the three months ended March 31, 2006 we recognized a non-cash expense of approximately $273,700. There were no fair value adjustments in any other periods.

The Company, under  the convertible senior promissory note subscription agreement (the “Broidy Subscription Agreement”) executed as part of the Broidy Transaction, pledged to Broidy an additional 3,000,000 shares of the Company's common treasury stock, subject to revocation upon full payment of the Broidy Note.  The Company also pledged to Broidy certain rights pertaining to intellectual property, as well as the 11,868 Resilent, LLC membership units the Company received in the acquisition of a majority interest in Resilent, LLC. Additionally Broidy has the option to purchase the pledged shares as well as a two-year option to purchase any future shares of Resilent that the Company might subsequently purchase. See “Securities Exchange Agreement.”

Gabriel agrees that it will register all common stock of the company associated with and underlying (i) the Warrant Agreement, (ii) the Senior Convertible Promissory Note between Gabriel and Broidy dated as of December 9, 2005, (iii) all Pledged Securities under the Senior Convertible Promissory Note and (iv) all warrants currently owned by Broidy within 150 days of date first set forth above (the “Last Registration Date”). Gabriel agrees that if such stock of the Company is not registered by the Last Registration Date, and for every month thereafter that the stock is not registered, the Exercise Price set forth in the Warrant Agreement shall be reduced ten per cent (10%) until all of such stock is registered. Gabriel considered the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” , the stock warrants were issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause if the warrants are not registered. The Company considers the liability established with the warrant derivatives adequate for the registration rights.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

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

On February 14, 2006 the Company executed a Promissory Note for $200,000 to Broidy Capital Management (Broidy), at 9% interest due April 14, 2006. The following security and conversion provisions are contained in the agreement. Interest on the note was paid current at April 1, 2006 and the note was extended without penalty until June 1, 2006.

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

CTSL Note Payable
On December 23, 2005 the Company executed a convertible promissory note that was closed on January 9, 2006 with CTSL Investment, LLC an Iowa limited liability company (CTSL). CTSL is affiliated with Nicholas A. Fegen. The note is in the amount of $400,000, less a discount of $40,000 for fees charged to operations. The Company received $360,000 net proceeds in January 2006. The note provided for repayment of $400,000 plus 150% of the principal by December 31, 2006 or upon demand by CTSL. CTSL demanded payment on March 10, 2006 and received 1,000,000 shares of Gabriel’s restricted common shares. The Company recorded a charge to operations of $40,000 for the discount and $548,800 for interest.

CTSL has the option to convert the note at any time, in whole or in part, in lieu of and in satisfaction of such unpaid principal and unpaid note obligation. The conversion price is subject to certain anti-dilution provisions - 1)the average of the last reported sale prices on the principal trading market for the common stock for the ten (10) trading days immediately preceding the date of delivery of the applicable “optional conversion notice” or “mandatory conversion notice”, 2) if the “conversion price” cannot be calculated as such date on the foregoing basis, the fair market value of one share of common stock as reasonably determined in good faith by the Board of Directors of the Company; provided, however, that in the event of an “optional conversion” of all or part of the note, the conversion price will not be less than $.50 nor greater than $1.00, and in the event of a “mandatory conversion”, such conversion price shall be $1.20 per share.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

The Company entered into certain other covenants and agreements with CTSL, as more fully set forth in the CTSL convertible promissory note and warrant certificate. The foregoing description of the CTSL transaction is qualified in its entirety by the full text of the CTSL documents, which will be attached as exhibits.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (EITF 00-19) the fair value of the warrants issued under the CTSL Transaction have been reported as a liability. On the effective date, the warrants had a value of $268,000, which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 65% and a risk free interest rate of 4%. On the effective date the CTSL note was valued at $91,200 or the difference between the proceeds and the value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value on a quarterly basis. Any changes in the fair value of the warrants will be recorded through the Consolidated Statement of Operations as other income(expense). For the three months ended March 31, 2006 we recognized a non-cash expense of $138,750. There were no fair value adjustments in any other periods. The warrants are required to be registered, but contain no penalties. The Company has considered the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” such as stock purchase warrants that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The Company considers the liability established with the warrant derivative adequate for the registration rights.

In connection with the CTSL note, the company issued a warrant certificate to purchase at any time or from time to time up to the fifth anniversary of the date of warrant (December 23, 2010) 500,000 fully paid and non-assessable shares of the Company’s common stock at an excercise price of $1.00 per share.

On February 14, 2006 the Company executed a promissory note with Nicholas A. Fegen in the amount of $250,000. The note bears interest at 9% and matures on April 14, 2006. The note is not collateralized, but shall be deemed a full recourse note. This note and accrued interest was extended until August 31, 2006. See note 13.

On September 19, 2005, Resilent, LLC secured financing for leasehold improvements and working capital in the amount of $255,000. The loan is backed by the United States Small Business Administration, bears interest at prime plus 1.5% and has a maturity date of August 31, 2010. The loan is secured by the assets of Resilent, LLC and Dataflo Corporation. Additionally, personal guarantees were executed by Steven E. Campisi, DataFlo Corporation, and Campisi, L.L.C. See Note 14.

Summary of Convertible Notes
During the quarter ended March 31, 2006 the Company issued notes to certain shareholders. As a part of these financing transactions, the Company also issued warrants to purchase shares of stock. The following table summarizes these notes and related warrants at March 31, 2006:

	Notes			Warrants
Date	Amount	Term	Conversion Price	Number	Exercise Price	Term
January 6, 2006	$1,000,000	1 year	$1.00	1,000,000	$1.00	2 years
January 9, 2006	$400,000	1 year	$1.00	500,000	$1.00	5 years

After a thorough analysis and review of the terms of the note and respective covenants, the Company has determined the appropriate method of accounting is including the entire debt as a current liability on the balance sheet, since the debt is convertible at the option of the holder.

NOTE 8 - OTHER LIABILITIES

Trace Technologies assumed a $50,000 note payable representing license fees paid in advance to Locate Networks, Inc by CSI Wireless, Inc. The purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004 which requires CSI to pay a royalty to Trace for each device manufactured and sold according to a predefined schedule. CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid. The remaining amount with accrued interest is due within 5 days if either Trace or CSI terminate the agreement. At March 31, 2006, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA Mobility. Trace Technologies entered into a Value Added Reseller(VAR) agreement with USA Mobility. The agreement requires a $50,000 payment upon execution of the agreement and the balance of $100,000 applied to amounts due under the VAR agreement. At March 31, 2006, $100,000 under this agreement is classified as an “other liability” in the accompanying financial statements. Trace paid USA Mobility $50,000 in July 2005.

The Company entered into an agreement with Pali Capital for financing services. Under the agreement, the Company issued 70,000 common shares and executed a note for $187,000 due October 13, 2005 with interest at 11%. The Company paid $50,000 on the note, which was extended. Additional financing service fees in the amount of $187,450 were incurred for the three months ended March 31, 2006 and $100,000 of those fees were paid. The note is classified as an “other liability” in the financial statements.

The following summarizes the Company’s other liabilities at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
License fees liability	$50,000	$50,000
Location service fees liability	100,000	150,000
Financing fees liability	224,450	187,000
	$374,450	$387,000

NOTE 9 - ACQUISITIONS

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

Following is a summary of the net assets acquired in the acquisition of Trace Technologies, LLC:

License agreements - SnapTrack	$9,393,348
Location services software	807,600
Airtime agreements	150,000
Manufacturing engineering agreement	50,000
Furniture and equipment	42,500
Net assets	$10,443,448

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

The related party note payable assumed in the acquisition represents funds previously advanced to Trace Technologies, LLC by the Company. Accordingly, this debt was eliminated during financial statement consolidation.

Resilent, LLC dba Digital Defense Group
On January 19, 2006, Company entered into a plan of exchange and a securities exchange agreement with Resilent LLC, doing business as Digital Defense Group (the “Exchange Agreement”). Under the terms of the exchange agreement, the Company acquired 11,868 Class “A” Membership Interest Units of Resilent LLC (the “Digital Defense Units”) in exchange for cash, a promissory note, and shares of Company’s common stock. As a result of the exchange agreement, the Company now owns a majority interest in Digital Defense.

The exchange agreement provides that amounts payable under the Digital Defense $2,000,000 promissory note shall be disbursed from December 2005 through June 2006, as cash is needed and requested by Digital Defense.   As of the date of filing this quarterly report, $666,667 has been advanced. The shares of common stock issued to Digital Defense as part of the exchange agreement were granted with registration rights under a registration rights agreement. The Company executed an Irrevocable Voting Proxy, under which Mr. Steven Campisi, CEO of Digital Defense, has voting rights for the 11,868 Digital Defense units owned by the Company.

The Company has clawback rights to up to 1,500,000 of the shares it issued to Digital Defense, such clawback rights to vest in the Company if the pre-tax earnings of Digital Defense for the 12-months following initial shipment do not meet certain minimum amounts, as set forth in the exchange agreement. Paragraph 27 of Statement 123(R) requires that the effect of certain contingent features such as clawback provisions be accounted for if and when the contingent event occurs. Paragraph A190 of Statement 123(R) states that contingent features such as clawback provisions should be accounted for by recognizing the consideration received in the corresponding balance sheet account and a credit in the income statement equal to the lesser of the recognized compensation cost of the share-based payment arrangement that contains the contingent feature and the fair value of the consideration received.

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

Following is a summary of the net assets acquired in the acquisition of Resilent, LLC

Accounts receivable	$6,150
Inventory	61,679
Prepaids and deposits	9,007
Property and equipment (net)	559,267
Proprietary technology and intangible assets	883,263
Goodwill	6,546,575
Accounts payable	(439,096)
Accrued expenses	(56,051)
Accrued interest	(102,658)
Note payable to related party	(376,593)
Note payable to bank	(255,539)
Lease payable	(210,541)
Minority interest	(31,713)
Net assets	$6,593,750

NOTE 10 - EQUITY

Common Stock

In July 2005, the Company issued 600,000 shares of common stock when 600,000 warrants were exercised at $1.00 per share. Participants to the warrant exercise received an additional 600,000 warrants. These warrants have a three-year life and are exercisable at $1.28 per share.

On November 23, 2005 the Company issued 1,500,000 shares of restricted 144 common shares valued at $.80 per share for a Consulting Services Agreement with Mr. Nicholas A. Fegen, dated October 8, 2005. The shares have piggyback rights attached upon filing a registration. EITF Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” requires the Company to measure the fair value of the equity instruments using the stock price and other management assumptions as of the earlier of (1) the date at which a commitment for performance of the counterparty to earn the equity instrument is reached (a performance requirement) (2) the date at which the conterparty’s performance is complete. Since the contract was dated October 8, 2005 and stock issued on November 23, 2005, Fegen was fully vested, and there was no measurable performance criteria, the expense of the services is recognized in the period in the same manner as if Gabriel had paid cash for the services. Based on these considerations, the Company charged $1,200,000 to operations for the period ended December 31, 2005.

Mr. Fegen (“Consultant”) agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Consultant will provide bona fide services to the Company. Services to the Company throughout the term shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Consultant shall dedicate all of the necessary time and facilities required to perform under the agreement. However, Consultant is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses. The services to be provided by Consultant will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

On January 19, 2006 the Company acquired a 59.8% controlling interest in Resilent, LLC dba Digital Defense Group. 4,593,750 shares of Gabriel’s restricted common stock and a $2,000,000 note payable were issued for the controlling interest. The note bears no interest and has a maturity date of June 15, 2006. See Note 9.

During the three months ended March 31, 2006, the Company issued 1,205,000 shares as part of a private placement. The shares were issued at $1 and included 602,500 warrants that can be exercised for $1 and expire on December 30, 2009. Total proceeds amounted to $1,205,000.

Stock Options and Warrants

Warrants

The following is a summary of stock warrant activity for the nine months ended March 31, 2006:

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2005	2,018,500	$1.00 - $1.28	$0.78	7/05 - 7/08

Warrants issued for equity financing	3,232,455	$1.00 - $1.28	$0.49	7/08 - 12/09

Warrants exercised	(600,000)	$1.00	$1.00	7/05

Outstanding at March 31, 2006	4,650,955	$1.00 - $1.28	$0.55	7/08 - 12/09

Stock Options

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

On January 18, 2006, the Company granted non-qualified stock options exercisable for 3,647,000 shares of the Company’s common stock, pursuant to the Gabriel Plan, to eleven employees of the Company. Each stock option has an exercise price of $1.00 per share, will vest based on certain percentages over the next six months (subject to acceleration upon the occurrence of certain events), and will be exercisable for a term of five years from the date such stock option was granted. Of the 3,647,000 stock options granted, 1,500,000 of such stock options were granted to the Company’s chief executive officer and sole director, Keith Feilmeier, and 950,000 of such stock options were granted to the Company’s chief financial officer, Maurice Shanley. The exercise price of the options is equal to the market value of our common stock on the effective date of grant. No compensation expense was recognized at March 31, 2006.

The following tables provide information relating to the status of, and changes in stock options granted as of March 31, 2006.

Employee Stock Options	Shares	Weighted Average Exercise Price

Options outstanding at June 30, 2005	-	$-
Granted	3,647,000	1.00
Canceled	-	-
Options outstanding at March 31, 2006	3,647,000	$1.00

Options outstanding and exercisable at March 31, 2006 were as follows:

Options Outstanding				Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	3,647,000	4.81	$1.00	1,573,500	$1.00

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

In December 2004, the Company converted 250,000 warrants for 250,000 shares of its common stock, at $2.50 per share. The Company executed a note receivable with Nicholas A. Fegen for $625,000. This note is treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid. The original notes were due June 30, 2005. Those notes were extended until September 30, 2005 and March 31, 2006 and are currently due April 1, 2006.

The total note receivable, due April 1, 2006, from Nicholas A. Fegen amounts to $1,470,000. This note was extended from April 1 to August 31, 2006. See Note 13.

NOTE 11 - INCOME TAXES WEBSTER UPDATE

The significant components of the deferred tax asset at March 31, 2006 and June 30, 2005 were as follows:

	March 31, 2006	June 30, 2005

Deferred tax asset	$3,435,582	$2,145,238
Less: deferred tax liability	(16,378)	(127,800)
Less: valuation allowance	(883,166)
Net deferred tax asset	$2,017,438	$2,017,438

As of March 31, 2006 and June 30, 2005, the Company had net operating loss carryforwards of approximately $8,600,000 and $5,900,000 respectively, which will begin to expire in the year 2023. For the quarter ended March 31, 2006 and 2004, permanent tax differences consisted mainly of amortization of goodwill, property and software and meals and entertainment. At March 31, 2006 net temporary tax differences of approximately $48,170 created a deferred tax liability of approximately $16,378. At June 30, 2005, net temporary tax differences of approximately $375,000 created a deferred tax liability of approximately $127,800. These temporary differences were primarily caused by depreciation. Certain tax based transactions occurred in Gabriel LLC which may limit the use of the deferred tax asset.

As Management of the Company cannot determine that it is more likely than not that the Company will realize the entire benefit of the net deferred tax asset, a valuation allowance equal to a portion of the net deferred tax asset has been established.

NOTE 12 - COMMITMENTS

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

Lease Agreements
The Company is leasing office and warehouse space in Omaha, Nebraska, under a lease term of 62 months that began February 2004 and will end in 2009. In April 2004, the lease agreement was amended to add additional warehouse space. The average monthly rental expense over the life of the amended lease is approximately $9,100.

The Company also rents space in Texas for $475 per month. The initial term of the lease was for one year beginning in April 2005. The lease agreement was extended in March of 2006 for another year. Trace Technologies, LLC leases 1,329 square feet of office space in Bellevue, Washington, under a lease term of one year commencing on August 15, 2004. The lease was extended until August 2006 at a monthly rate of $2,015.

Resilent, LLC rents office space in New York for $1,200 per month. The term of the lease is for one year beginning in June 2005.

Total rent expense for the nine months ended March 31, 2006 and 2005 is $153,727 and $100,398, respectively.

The Company has entered into various lease agreements for furniture and equipment. These leases are considered capital leases and are amortized over the estimated life of the assets. The terms of the leases are from 24 to 60 months with monthly payments of $709 to $5,847 including sales tax. The total payments including any bargain buyout is $450,579.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout is $65,660.

The following summarizes the Company’s lease commitments for the next five fiscal years:

Year Ending June 30:
	Property	Equipment and Vehicle	Total
2006	$59,465	$28,801	$88,266
2007	$237,141	$109,530	$346,671
2008	$247,707	$109,529	$357,236
2009	$214,023	$102,652	$316,675
2010	$126,340	$81,656	$207,996

License Agreements
The Company entered into a license agreement with Locate Technologies for which Locate will develop a tracking system for security devices. The Company paid a fee to Locate for each device sold and will pay for the development of more technologies according to a predetermined schedule. The Company was required to make two separate $100,000 payments when certain milestones are reached. As of March 31, 2006, the Company has made payments totaling $200,000 to Locate. The agreement between the Company and Locate was acquired by Trace in the “Asset Purchase Agreement” between Trace and Locate.

Trace Technologies assumed $150,000 of location service fees paid in advance to Locate Technologies by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA mobility. The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational. Terms of the repayment schedule are being negotiated with USA mobility as par of the Value Added Reseller Agreement (VAR) that has been executed. The repayment terms could include an immediate partial repayment of advanced location service fees and part applied to amounts due under the VAR agreement. At March 31, 2006, the $100,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements. See Note 8.

Trace Technologies also assumed $50,000 of prepaid license fees paid in advance to Locate Technologies by CSI Wireless, Inc. Part of the purchase of substantially all of the assets of Locate Networks included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004. The technology and manufacturing agreement requires CSI to pay royalty to Trace for each device manufactured and sold according to a predefined schedule. CSI will make reduced royalty payments amounting to $15 dollars per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been recovered. The remaining amount plus accrued interest are due within 5 days if either Trace or CSI terminate the agreement. At March 31, 2006, the $50,000 under this

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

agreement is classified as an “other liability” in the accompanying financial statements. See Note 8.

Consulting agreement
On January 31, 2006 the Company executed a twelve month consulting agreement with Barry Nussbaum to provide genereal business consulting services to the president of the Company. In consideration for the services rendered to the Company, Nussbaum will be issued warrants to purchase up to 250,000 shares of Gabriel’s common restricted shares at a strike price of $1.00. The warrants have a 5 year term and vest at 20,833 warrants per month over the term of the agreement. In addition, the consultant will be reimbursed for previously approved out of pocket expenses.

NOTE 13 - RELATED PARTY TRANSACTIONS

Keith Feilmeier - Shareholder, Sole Director, Chairman & CEO
Keith Feilmeier made loans to the Company totaling $426,145 from February 2005 through June 2005. The demand note payable to Feilmeier was $2,057 at March 31, 2006.

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

On October 30, 2004 Keith Feilmeier loaned $131,100 to Pit Crew Express on behalf of the Company. Pit Crew Express signed a note to the Company in the amount of $131,100 on December 7, 2004. As of March 31, 2006 Pit Crew owes the Company $531,100. The Company reimbursed Feilmeier on November 22, 2004. The note bears interest at 12% and is secured by a marketing agreement with CMI and Pit Crew Express.

On February 1, 2005, Feilmeier personally loaned Pit Crew Express $98,500, which is outstanding at March 31, 2006.

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

On February 10, 2006, the Company executed a Promissory Note to Keith R. Feilmeier in the amount of $75,000 due April 10, 2006 with simple interest at 9%. The note is not collateralized, but is deemed a full recourse note. The note was paid March 8, 2006.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

The aforementioned consulting and investment banking services agreement was cancelled on May 31, 2005. Mr. Fegen was issued 1,000,000 restricted shares of the Company’s common stock as compensation for the contract cancellation.

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

In December 2004, the Company converted 250,000 warrants for 250,000 of it’s common shares at $2.50 per share. The Company executed a note receivable with Nicholas A. Fegen for $625,000. This note is also treated as a common stock subscriptions receivable wherein equity is reduced until the note is paid. The original notes were due June 30, 2005. Those notes were extended until September 30, 2005 and March 31, 2006 and are currently due April 1, 2006.

The total notes receivable, due April 1, 2006, amounts to $1,470,000. This note was extended from April 1 to August 31, 2006. See Note 10.

On November 23, 2005 the Company issued 1,500,000 shares of common stock valued at $.80 per share for a Consulting Services Agreement with Mr. Nicholas A. Fegen, dated October 8, 2005. The shares have piggyback rights attached upon registration. During the period ended December 31, 2005, the Company charged $1,200,000 to operations as a result of this transaction. EITF Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” requires the Company to measure the fair value of the equity instruments using the stock price and other management assumptions as of the earlier of (1) the date at which a commitment for performance of the counterparty to earn the equity instrument is reached (a performance requirement) (2) the date at which the conterparty’s performance is complete. Since the contract was dated October 8, 2005 and stock issued on November 23, 2005, Fegen was fully vested, and there was no measurable performance criteria, the expense of the services is recognized in the period in the same manner as if Gabriel had paid cash for the services See Note 10

Mr. Fegen (“Consultant”) agrees to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Consultant will provide bona fide services to the Company. Services to the Company, throughout the term, shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Consultant shall dedicate all of the necessary time and facilities required to perform under the Agreement. However, Consultant is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses. The services to be provided by Consultant will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

On December 23, 2005 the Company executed a convertible promissory note that was closed on January 9, 2006 with CTSL Investment, LLC an Iowa limited liability company (CTSL). CTSL is affiliated with Nicholas A. Fegen. The note, in the amount of $400,000 plus 150% of the original principal is due December 31, 2006. The Company received $360,000 net proceeds in January 2006. See Note 7

CTSL has the option to convert the note at any time, in whole or in part, in lieu of and in satisfaction of such unpaid principal and unpaid note obligation. The conversion price is subject to certain anti-dilution provisions - 1)the average of the last reported sale prices on the principal trading market for the common stock for the ten (10) trading days immediately preceding the date of delivery of the applicable “optional conversion notice” or “mandatory conversion notice”, 2) if the “conversion price” cannot be calculated as such date on the foregoing basis, the fair market value of one share of common stock as reasonably determined in good faith by the Board of Directors of the Company; provided, however, that in the event of an “optional conversion” of all or part of the note, the conversion price will not be less than $.50 nor greater than $1.00, and in the event of a “mandatory conversion”, such conversion price shall be $1.20 per share. CTSL converted the Note on March 10, 2006. See Note 7.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
March 31, 2006

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

In connection with the CTSL note, the company issued a warrant certificate to purchase at any time or from time to time up to the fifth anniversary of the date of warrant (December 23, 2010) 500,000 fully paid and non-assessable shares of the Company’s common stock at an excercise price of $1.00 per share. See Note 10.

The Company entered into certain other covenants and agreements with CTSL, as more fully set forth in the CTSL convertible promissory note and warrant certificate. The foregoing description of the CTSL transaction is qualified in its entirety by the full text of the CTSL documents, which will be attached.

Mr. Jerry Suess, Director Nominee
Mr. Suess has provided and personally guaranteed credit cards used by the Company. Total charges on the credit card accounts for the nine months ended March 31, 2006 were $461,614, with the highest monthly charges being $97,621. For the quarter ended March 31, 2006, $260,385 was charged and the highest monthly charges amounted to $97,621. Mr. Suess received no compensation for the use of his credit.

Mr. Suess also is a principal in Nebraska Leasing. The Company leases a vehicle and office equipment from Nebraska Leasing. Lease payments to Nebraska Leasing totaled $34,312 and $22,914 for the nine months ended March 31, 2006 and 2005 respectively.

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

In January of 2006 Gabriel Technologies Corporation acquired 59.8% of Resilent LLC a Nebraska LLC. Resilent LLC dba Digital Defense Group has developed the Factor4™ biocards™ which is a self-enrolling, credit card-sized fingerprint authentication device.

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

Employees

As of March 31, 2006, Gabriel LLC employees 19 employees. Gabriel LLC is not subject to any bargaining agreements and we consider relations with our employees to be excellent.

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

Production and Assembly

The heart of providing TLS resides in what is referred to as the Trace Location Server which consists of storage servers, infrastructure servers and the SnapTrack Position Determination Entity Server Pool. We have been operating on a development server environment and will complete transition to a commercial grade redundant server setup in a Savvis collocation in 4Q2006. The Savvis collocation provides redundant power, emergency power backup, security (card key and handprint restricted access) and redundant connections to our Internet Service Provider.

Currently, the first generation TLS device is being manufactured by CSI Wireless in Calgary. While there has been a long development phase with this device, we commenced commercial evaluation service on February 1, 2006. Trace has begun several large-scale commercial evaluations of the entire service offering, including evaluations by the federal government. During this quarter, Trace initiated twelve commercial trials ranging from tracking people to covert law enforcement tracking to the tracking of commercial vehicles and large assets. Trace uses the trials to prove Trace Location Services into the reseller’s market, identify deployment processes and monitor usage patterns.

Warranty
A one-year limited liability device warranty is offered by CSI Wireless directly to Trace with Trace extending the same to its VARs. During the large-scale commercial evaluations, Trace is providing a best effort service level. However, Trace is providing what is considered by the industry to be commercial service level notifications for outages and upgrades which appears to be of greatest concern for our VARs during this period. Commercial Service Level commitments are being developed and negotiated based on the expectations of the VARs (in order to satisfy their end user requirements) and the abilities of TLS.

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

Trace launched its customer support platform (via Blue Whale). This is a flexible platform which will enable VARs to initiate trouble tickets, search our knowledge base and track ticket resolution. Full implementation of this platform will enable commercial service levels for customer product support. In addition, Trace will transition to full 24x7 support as our VARs ramp up their service and as we bring service centers online. At that time, Trace will begin using an answering service to ensure response times for all critical events as defined in our VAR agreements.

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

Employees

As of March 31, 2006, Trace employed 7 full time employees and 1 part-time employee and has brought software development in house. Trace is not subject to any bargaining agreements, and it considers relations with our employees to be excellent.

Strategic Relationships

Trace has formed key relationships for sales, delivery, installation and support in order to execute this business plan. This allows the company to concentrate on the Trace information services. Current relationships include:

Carriers USA Mobility PageNet Canada SkyTel	ASPs GTES SAIC Space Data S3 Clear Trace Technologies
Manufacturers CSI Wireless	Technology Partners SnapTrack (a QualComm Company) GTES

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

Resilent, LLC

With The acquisition of 59.8% of Resilent LLC dba Digital Defense Group (DDG) Gabriel Technologies Corp is able to take advantage of the technology Resilent LLC has created in its Factor4 Biocard, an identification card that incorporates biometric fingerprints with the ability to self-enroll and authenticate without a need for a central database or any other computer assisted software or hardware. The biocard is a wireless communication device (RFID) with the ability to transmit stored data values.

Resilent LLC has created a sales channel structure that is comprised of a distribution network to support and service systems integrators and value added resellers. The direct sales force is establishing government and large account relationships and supports DDG’s channel partners. The market for boimeteric technologies has increased according to International Biometeric Group the total biometric revenues in 2002 were $600m, an increase of $77m over 2001 revenues, the revenues are to increase to $4.6b in 2008

Patents

Resilent LLC between 2002 and 2006 has filed 4 patents. Two of the Patents are pending and two have been granted provisional Patents.

Trademarks

Resilent LLC has 11 trademarks filed including and not limited to Resilent, Are You You, and indentipass.

Production and Assembly

While Resilent LLC uses contract manufacturers

Warranty

A six month limited liability device warranty is offered by Resilent LLC on all of it’s devises

After Sales Service

Technology

Conflicting and often duplicative requirements for identity confirmation and credential verification have led to a plethora of proposed identity card solutions. Many, if not most, of these alternatives carry characteristics that limit their efficacy:

•	Passive RFID chips are prone to security breaches and data theft
•	System-based biometric data (i.e. central repository storage) raises significant privacy concerns
•	Additional hardware requirements, “middleware,” or software needed to work with legacy systems complicate implementation and drive up costs
•
Storage capacity can limit the utility of the identity instrument (e.g., the DoD Common Access Card - the CAC - was originally intended to carry individual medical information; this component was deleted due to lack of space in the data storage fields).

Digital Defense Group has developed the next generation of biometric “Smart Card” that overcomes these and other limitations. These U.S.-produced products combine proximity, smart card, and biometric technology with an on-card enrollment and authentication capability that can support Public Key Infrastructure (PKI) applications.

Digital Defense Group biocards put a full processor, 125 KHz and 13.56 MHz radios, a wirelessly recharged power source, two antennas, up to 1GB in memory, and a fingerprint sensor in a card that is only slightly thicker than current building access and identification cards.

Compatible with legacy systems, Digital Defense Group biocards perform an on-card authentication, creating a biometric-enabled identity, credential, and security system without the need for a centralized database or additional software, thereby protecting the user’s privacy at all times. Only upon fingerprint authentication will the biocard transmit an encrypted identification key for physical or logical access applications. Users register their card and then self-enroll their fingerprints by placing a finger, thumb, or combination of digits on the biocard’s scan engine. This generates a unique digital certificate directly onto the card. The user’s biometric data never leave the biocard. Because of this 1:1 authentication, the stored biometric information cannot be breached and duplicated if the bio-card is lost or stolen.

No other person can authenticate the biocard, and it is able to hold numerous certificates of authentication for other access or transaction requirements, as well as secure documents and digital images. This functionality can be customized based on existing and emerging standards (government or civilian), and can support any encryption platform or certificate authority. It also works with all types of readers and in any card management system. This versatility will allow a single biocard to support multiple identity and credential applications, as well as include electronic copies of source documents and qualification records.

Employees

Resilent LLC currently has 14 employees. Of the 14 employees two in a sales, and five are fulltime engineers, the balance are administrative and support.

Strategic Relationships

Resilent LLC has established several key relationships for sales, delivery, and installation of the Factor4 card. This allows the company to concentrate on the continued development, National and Governmental sales. Current relationships include:

Net Communications Inc.
BioDigital Security Pty. Ltd.
FlowSense
Integrated Security Resources
Defense Technologies
Price-Langevin & Associates Inc.
Smart Security Solutions, Inc.

Access Systems Integration, LLC

Akoura, Inc.

Dahl Communications

Logistic Solutions

Linstar, Inc

Marcomn Fiberoptics

Regulations

None at this time.

Research and Development

Digital Defense is committed to the ongoing development of new products and services that will ensure its competitive position and continued growth.  To that end, key management, engineering, and a dedicated R&D department will conduct research and development on building lower cost products, keeping an eye on quality, and being client-driven.  Digital Defense has already established the development platform for our generation II products (G2) and is planning G3 with chip-on-board technology.  All of the aforementioned reduces costs to build while increasing production throughput, and allowing for a card that approaches the thickness of two credit cards.

RESULTS OF OPERATIONS.

The following table provides a breakdown of selected results of operations for the three and nine months ended March 31, 2006 and 2005, respectively, and is the basis for the following discussion of the results of operations:
	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(unaudited )	(unaudited )	(unaudited )	(unaudited )

REVENUES	$293,980	$333,450	$889,803	$795,163

COST OF GOODS SOLD	157,937	192,693	546,747	368,457

GROSS PROFIT	136,043	140,757	343,056	426,706

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	1,582,346	615,043	4,334,790	2,044,907
Professional fees	158,103	200,203	448,418	529,088
Total Expenses	1,740,449	815,246	4,783,208	2,573,995

INCOME FROM OPERATIONS	(1,604,406)	(674,489)	(4,440,152)	(2,147,289)

OTHER INCOME (EXPENSE)
Interest income	20,787	909	83,348	4,253
Financing expense	(737,078)	-	(740,144)	(440,000)
Gain from disposal of subsidiary	-	22,500	-	22,500
Loss from change in derivative liability	(772,450)	-	(772,450)	-
Interest expense	(124,536)	(6,617)	(141,638)	(34,154)
Other	5,642	-	5,642	-
Total Other Income (Expense)	(1,607,635)	16,792	(1,565,242)	(447,401)

LOSS BEFORE TAXES	(3,212,041)	(657,697)	(6,005,394)	(2,594,690)

BENEFIT FROM PROVISION FOR TAXES	-	223,425	-	799,901

NET LOSS	$(3,212,041)	$(434,272)	$(6,005,394)	$(1,794,789)

During the nine months ended March 31, 2006 we had Total Revenue of $889,803 and gross profits of $343,056 or 38.6% compared to Total Revenue of $795,163 and gross profits of $426,706 or 53.7% during the nine months ended March 31, 2005. The increase in REVENUE can be attributed to the increased sales effort to expand our distribution network and increasing the size of our sales force.

REVENUES

The following table summarizes our three revenue segments as a percentage of Total Revenue respectively for the quarters and nine months ending March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Trucking	65.8%	85.2%	74.6%	83.3%
Intermodal/Rail	9.3	1.6	6.2	7.8
Consumer/Other	24.9	13.3	19.2	8.9
	100.0%	100.0%	100.0%	100.0%

Details of the most significant changes for the second quarter and nine months ended March 31, 2006 and 2005 are as follows:

TRUCKING - The Trucking segment represents $193,437 or 65.8% of total revenue earned during the quarter ended March 31, 2006 as compared to $283,964 or 85.2% of total revenue for the quarter ended March 31, 2005. Year to date the trucking segment contributed $663,559 or 74.6% of total revenue for the period as compared to $662,135 or 83.3% for the same period in 2005. The trucking segment continues to be Gabriel Technologies, LLC primary market. Renewed effort will be placed on Intermodal/Railroad in the next twelve months.

INTERMODAL/RAILROAD - This segment represents $27,485 or 9.3% of total revenue earned during the quarter ended March 31, 2006 as compared to $3,681 or 1.6% of total revenue for the quarter ended March 31, 2005. Year to date revenue for this segment was $55,145 or 6.2% of total revenue for the period as compared to $61,958 or 7.8% for the same period in 2005. The declining percentage of revenue relates primarily to growth in the Trucking segment and the shift in Company resources to expand the Consumer/Other segment focusing on national retail chains.

CONSUMER/OTHER - The Consumer/Other segment represented $73,058 or 24.9% of total revenue earned during the quarter ended March 31, 2006 compared to $44,223 or 13.3% of total revenue earned during the quarter ended March 31, 2005. For the first nine months this segment represented $171,099 or 19.2% compared to $71,070 or 8.9% for the same period in 2005. The percentage increase is due to the Company’s development of retail packaging and expanding distribution channels through national retail chains.

GROSS PROFIT

Our consolidated Gross Profit increased to 46.3% for the quarter ended March 31, 2006 from 42.2% for the quarter ending March 31, 2005. Consolidated gross profit for the first nine months ending March 31, 2006 decreased to 38.6% from 53.7% for the first nine months ending March 31, 2005. This decrease in Gross Profit can be attributed to a shift in the customer base to larger wholesale customers that involve lower margins as well as increased production costs.

The following table summarizes gross profit percentage by our three market segments at March 31:
	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Trucking	51.1%	42.7%	40.0%	55.2%
Intermodal/Rail	40.2%	30.1%	40.8%	48.0%
Consumer/Other	35.8%	40.4%	32.4%	43.9%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $4,334,790 for the nine months ended March 31, 2006 verses $2,044,907 for the nine months ended March 31, 2005.

The following table highlights the major operating expenses for the comparative three month and nine month periods ending March 31:
	Three months ended		Nine months ended
	March 31,		March 31,
Major Operating Expenses:	2006	2005	2006	2005
Consulting fees	$128,069	$42,466	$1,390,853	$192,466
Insurance	36,616	13,092	103,822	62,645
Air fare	53,018	23,638	105,538	71,524
Advertising	61,191	1,596	75,764	52,484
Rent	83,071	42,324	153,727	100,398
Depreciation and amortization	54,764	5,662	111,233	54,814
Commissions	59,265	-	89,265	4,598
Research and development	71,247	9,936	71,955	47,788
Technical support	37,161	650	69,784	2,621
Software maintenance fees	28,899	41,666	82,587	66,666
Public relations	50,564	5,424	96,197	13,474
Salary and wages, net	674,384	382,044	1,418,382	974,864
Total Major Operating Expenses	1,338,249	568,498	3,769,107	1,644,342
Non-major Operating Expenses, net	244,097	46,544	565,683	400,565
Total Selling, General and	$1,582,346	$615,042	$4,334,790	$2,044,907
Administrative Expense

In many cases, Selling, General and Administrative expenses have increased for the nine months and three months ended March 31,2006. On January 19, 2006, the Company acquired a majority interest in Resilent, LLC dba Digital Defense Group. The following table illustrates the impact of Digital Defense Group’s operations on consolidated results.

Pro forma effects of the acquisition of Resilent, LLC on Selling, General, and Administrative Expense:
	Three months ended					Nine months ended
	March 31, 2006				March 31, 2005	March 31, 2006			March 31, 2005
Major Operating Expenses:	Including Resilent, LLC		Less Resilent, LLC	Excluding Resilent, LLC	Excluding Resilent, LLC	Including Resilent, LLC	Less Resilent, LLC	Excluding Resilent, LLC	Excluding Resilent, LLC
Consulting fees	$128,069		$17,846	$110,223	$42,466	$1,390,853	$17,846	$1,373,007	$192,466
Insurance	36,616		3,446	33,170	13,092	103,822	3,446	100,376	62,645
Air fare	53,018		12,417	40,601	23,638	105,538	12,417	93,121	71,524
Advertising	61,191		32,599	28,592	1,596	75764	32,599	43,165	52,484
Rent	83,071		47,068	36,003	42,324	153,727	47,068	106,659	100,398
Depreciation and amortization	54,764		19,442	35,322	5,662	111,233	19,442	91,791	54,814
Commissions	59,265		12,718	46,547	-	89,265	12,718	76,547	4,598
Research and development	71,247		71,199	48	9,936	71,955	71,199	756	47,788
Technical support	37,161		20,082	17,079	650	69,784	20,082	49,702	2,621
Software maintenance fees	28,899		869	28,030	41,666	82,587	869	81,718	66,666
Public relations	50,564		10,829	39,735	5,424	96,197	10,829	85,368	13,474
Salary and wages, net	674,384		161,759	512,625	382,044	1,418,382	161,759	1,256,623	974,864
Total Major Operating Expenses	1,338,249		410,274	927,975	568,498	3,769,107	410,274	3,358,833	1,644,342
Non-major Operating Expenses, net	244,097		85,854	158,243	46,544	565,683	85,854	479,829	400,565
Total Selling, General and	$1,582,346		496,128	$1,086,218	$615,042	$4,334,790	$496,128	$3,838,662	$2,044,907
Administrative Expense		$

The following explains the changes during the periods presented:

Consulting Fees - For the quarter ended March 31, 2006 Consulting Fees totaled $128,069 as compared to $42,466 for the quarter ended March 31, 2005. For the nine months ended March 31, 2006 consulting fees were $1,390,853 compared to $192,466 for the same period ended March 31, 2005. The increase for the nine months ended March 31, 2006 compared to the same period in 2005 is primarily due to the Company entering into a consulting services agreement on October 8, 2005. The consultant and shareholder received 1,500,000 shares of 144 restricted common stock valued at $1,200,000 in exchange for providing services including, but not limited to identifying and securing business opportunities, acquisitions and combinations for the company, investment banking advice, marketing advice, interfacing with marketers, all at the direction of the Company.

Insurance - For the quarter ended March 31, 2006 insurance expenditures total $36,616 compared to $13,092 for the 3 months ended March 31, 2005. Insurance expense for the nine months ended March 31, 2006 were $103,822 compared to $62,645 for the same nine month period ended March 31, 2005. Increase in insurance expense is attributable to liability insurance covering Directors and Officers of the Company. Prior to May 2005, the Company had not incurred expense for this type of insurance.

Air Fare - For the quarter ended March 31, 2006 were $53,018 as compared to $23,638 for the three month period ending March 31, 2005. Airfare for the nine months ended March 31, 2006 was $105,538 compared to $71,524 for the same nine month period ended March 31, 2005. The increase can be attributed to rising fuel costs, increased travel related to marketing and financing the Company.

Advertising - For the quarter ended March 31, 2006 advertising expense was $61,191 compared to $1,596 for the three months ended March 31, 2005. Advertising for the nine months ended March 31, 2006 were $75,764 compared to $52,484 for the same nine month period ended March 31, 2005. The company has updated its business model to focus on distribution sales for the WAR-LOK product line versus direct sales. This has enabled us to reduce our cost of marketing for the nine months ended March 31, 2006 by sharing advertising and marketing efforts with our distributors.

Rent - Rent expense for the quarter ended March 31, 2006 totaled $83,071 as compared to $42,324 for the same quarter ended March 31, 2005. Rent for the nine months ended March 31, 2006 was $153,727 verses $100,398 for the same nine month period ended March 31, 2005. The increase was due to increases in our rental contracts and the acquisition of Resilent, LLC.

Depreciation and amortization - For the quarter ended March 31, 2006 these expenses were $54,764 as compared to $5,662 for the three month period ending March 31, 2005. Depreciation and amortization for the nine months ended March 31, 2006 was $111,233 compared to $54,814 for the same nine month period ended March 31, 2005. The increase is due to equipment additions, primarily computers, which have a shorter depreciable life than other property acquisitions..

Commissions - For the quarter ended March 31, 2006, commissions amounted to $59,265 as compared to $-0- for the quarter ended March 31, 2005. Commissions for the nine months ended March 31, 2006 were $89,265 verses $4,598 for the same nine month period ended March 31, 2005. The increase in commissions was due to a distributor agreement providing for commission on the sale of our WAR-LOK TAB-30.

Research and development - For the quarter ended March 31, 2006 research and development expenditures total $71,247 compared to $9,936 for the 3 months ended March 31, 2005. Research and development expense for the nine months ended March 31, 2006 were $71,955 compared to $47,788 for the same nine month period ended March 31, 2005. The increase in research and development expenditures is due to the acquisition of Resilent, LLC as they continue to explore new biometric security opportunities.

Technical support - For the three months ended March 31, 2006 technical support expenditures were $37,161 compared to $650 for the three months ended March 31, 2005. Technical support expense for the nine months ended March 31, 2006 were $69,784 compared to $2,621 for the same nine month period ended March 31, 2005. The increase in technical support expenditures is due to the increased investment in our network infrastructure as well as expenses related to the acquisition of Resilent, LLC and costs associated with integrating operations.

Software maintenance fees - For the quarter ended March 31, 2006 software maintenance expenditures total $28,899 compared to $41,66 for the three months ended March 31, 2005. Software maintenance fees expense for the nine months ended March 31, 2006 were $82,587 compared to $61,666 for the same nine month period ended March 31, 2005. The mixed results in software maintenance fees is due timing of expenses related to the purchase of our accounting software in the prior year and to the primary software maintenance agreement beginning in August 2004 and therefore only eight months of expense for the nine month period ending March 31, 2005.

Public relations - For the quarter ended March 31, 2006 public relations expenditures total $50,564 compared to $5,424 for the three months ended March 31, 2005. Public relations expense for the nine months ended March 31, 2006 were $96,197 compared to $13,474 for the same nine month period ended March 31, 2005. The increase in public relations is due to the company outsourcing investor relations services through Hawk Associates. Hawk Associates is on a monthly retainer with the company.

Salary and Wages - For the quarter ended March 31, 2006 salary and wage expenditures totaled $674,384 (net of $24,083 that was absorbed in inventory) compared to $382,044 for the quarter ended March 31, 2005. Salary and wages for the nine months ended March 31, 2006 were $1,418,382 (net of $94,289 that was absorbed in inventory) verses $974,864 for the same nine month period ended March 31, 2005. The increase in salary and wage expense can be attributed to having more employees in the current fiscal year than during the prior fiscal year.

The remaining Non-Major Operating expenses were $244,097 for the quarter ended March 31, 2006 compared to $46,544 for the quarter ended March 31, 2005. The remaining non-major operating expenses were $465,683 for the nine months ended March 31, 2006 compared to $400,565 for the nine months ended March 31, 2005.

PROFESSIONAL FEES

For the nine months ended March 31, 2006 Professional Fees totaled $448,418 as compared to $529,088 for the nine months ended March 31, 2005. The decline in professional fees is primarily related to reduction in patent filings as compared to the prior year periods and an increase in professional accounting staff.

INCOME (LOSS) FROM OPERATIONS

For the nine months ended March 31, 2006 the loss from operations was $4,440,152 as compared to a loss of $2,147,289 for the nine months ended March 31, 2005. The increased loss from operations is primarily attributed to a consulting services agreement that the company entered into during October 2005. This agreement was expensed as consulting fees for $1,200,000.

OTHER INCOME (EXPENSES)

Other expense for the nine months ended March 31, 2006 totaled $1,565,242 compared to expenses of $447,401 for the nine months ended March 31, 2005. During the comparable nine months ended March 31, 2006, the Company recognized expenses related to convertible notes recorded as derivative instruments.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the nine months ended March 31, 2006 was $6,005,394 as compared to a loss after taxes of $1,794,789 for the nine months ended March 31, 2005. As stated above, the primary decline in income(loss) after taxes relates to increased consulting fees for the nine months ended March 31, 2006.

Net (loss) Available to Common Stockholders

For the quarters ended March 31, 2006 and 2005, we had a net (loss) available to common stockholders identical to the net loss of the Company.

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

For the nine months ended March 31, 2006, we used $1,095,110 of cash in operating activities and another $668,529 in investing activities. We generated $1,687,364 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the six month period of $76,275. For the nine months ended December 30, 2004, our Company used $1,654,186 of cash in operating activities and another $1,784,819 in investing activities. We generated $2,694,328 in cash from financing activities. The total of all cash flow activities for the same period in 2004 resulted in a decrease in the balance of cash of $744,677.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On January 18, 2006, the Company granted non-qualified stock options exercisable for 3,147,000 shares of the Company’s Common Stock, pursuant to the Gabriel Stock Option Plan, to eleven employees of the Company. Each such stock option has an exercise price of $1.00 per share, will vest based on certain percentages over the next six months (subject to acceleration upon the occurrence of certain events), and will be exercisable for a term of five years from the date such stock option was granted.  Of the 3,147,000 stock options granted, 1,500,000 of such stock options were granted to the Company’s Chief Executive Officer and sole Director, Keith Feilmeier, and 950,000 of such stock options were granted to the Company’s Chief Financial Officer, Maurice Shanley.

On January 19, 2006, Company entered into a Plan of Exchange and a Securities Exchange Agreement with Resilent LLC, doing business as Digital Defense Group (the “Exchange Agreement”).  Under the terms of the Exchange Agreement, Company acquired 11,818 Class “A” Membership Interest Units of Resilent LLC (the “Digital Defense Units”) in exchange for cash, a promissory note, and shares of Company’s common stock, par value $0.001.  As a result of the Exchange Agreement, Company now owns a majority interest in Digital Defense.  The shares of common stock issued to Digital Defense as part of the Exchange Agreement were granted with registration rights under a Registration Rights Agreement.  Company executed an Irrevocable Voting Proxy, under which Mr. Steven Campisi, CEO of Digital Defense, has voting rights for the 11,818 Digital Defense Units owned by Company. Company has clawback rights to up to 1,500,000 of the shares it issued to Digital Defense, such clawback rights to vest in Company if the pre-tax earnings of Digital Defense for the 12-months following initial shipment do not meet certain minimum amounts, as set forth in the Exchange Agreement.

As of March 24, 2006, as part of a private offering of up to 1,500,000 shares of Company’s common stock at $1.00 per share, Company had sold 1,200,000 shares of common stock at the price of $1.00 per share, for a total received of $1,200,000.00.  All shares sold as part of this private sale were common shares that have not been registered under securities law in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.  The shares were granted with registration rights.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

49
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
Registrant’s Form 8-K/A filed November 30, 2004
Registrant’s Form 8-K/A filed December 1, 2004
Registrant’s Form 8K filed February 17, 2005
Registrant’s Form 8K filed February 17, 2005
Registrant’s Form 8K filed November 22, 2005
Registrant’s Form 8K filed December 15, 2005
Registrant’s Form 8K filed January 24, 2006
 Registrant’s Form 8K filed January  24, 2006
Registrant’s Form 8K filed January 27, 2006
Registrant’s Form 8K filed February 3, 2006
Registrant’s Form 8K filed February 24, 2006
Registrant’s Form 8K filed March 2, 2006
Registrant’s Form 8K filed March 27, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 22, 2006	By: /s/ Keith R. Feilmeier Keith R. Feilmeier, Director, President, Chief Executive Officer and Chief Operations Officer (Principal Executive Officer)
By: /s/ Maurice Shanley Maurice Shanley, Chief Financial Officer and Executive Vice President (Principle Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith R. Feilmeier Keith R. Feilmeier	Chief Executive Officer President, Director and Principal Executive Officer	May 22, 2006
/s/ Maurice Shanley Maurice Shanley	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	May 22, 2006