Form 10KSB
period 2006-06-30
GABRIEL TECHNOLOGIES CORP
filed 2006-11-16
CIK 1009833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-23415

Gabriel Technologies Corporation
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3062052 (I.R.S. Employer Identification no.)

4538 S. 140th Street OMAHA, NEBRASKA 68137 (Address of principal executive offices, including zip code)	(402) 614-0258 (Issuer’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, $.001 Par Value
___________________________________________________________________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended June 30, 2006: $1,241,773

The aggregate market value of common stock held by non-affiliates of the registrant as of October 31, 2006 was $17,131,010 (based on the last reported sale price of $0.50 per share on October 31, 2006).

The number of shares of the issuer’s common stock outstanding as of October 31, 2006 was 37,407,771.1

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

1 Excludes 3,000,000 shares of the issuer’s common stock issued in the name of the issuer and held by an investor as security for the issuer’s obligations to the investor.

GABRIEL TECHNOLOGIES CORPORATION
2006 ANNUAL REPORT ON FORM 10-KSB

EXPLANATORY NOTE

The audit of Gabriel Technologies Corporation’s consolidated financial statements at June 30, 2006, is in progress but was not completed in time to include audited consolidated financial statements and a Report of Independent Registered Public Accounting Firm in this Annual Report on Form 10-KSB. Because the financial statements contained herein have not been audited, the certifications required under Exchange Act Rule 13A-14(A)/15D-14(A) and section 906 of the Sarbanes-Oxley Act of 2002 have also not been included in this Report. When the audit of such statements is completed and a Report of Independent Registered Public Accounting Firm is issued, Gabriel Technologies Corporation intends to file an amended Annual Report on Form 10-KSB containing audited financial statements and such certifications.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

OVERVIEW

Gabriel Technologies Corporation (“we”, “us”, “our”, “Gabriel” or “Company”) is the holding company for two wholly-owned subsidiaries and one majority owned subsidiary. We were originally incorporated in 1990 as Princeton Video Image, Inc., a Delaware corporation. In 2004, Princeton Video Image, Inc. filed for Chapter 11 Bankruptcy and emerged as a reorganized company on June 10, 2004. On July 23, 2004, we changed our name to Gabriel Technologies Corporation. On July 29, 2004, we entered into a share exchange with Gabriel Technologies, LLC, a Nebraska limited liability company (sometimes referred to herein as “Gabriel LLC”), which became our wholly-owned subsidiary. We also organized Trace Technologies, LLC, a Nevada limited liability company (sometimes referred to herein as “Trace”), which became wholly-owned on November 19, 2004.

On January 19, 2006 we acquired 59.8% of Resilent LLC d/b/a Digital Defense Group, a Nebraska limited liability company (sometimes referred to herein as “Resilent”) in exchange for cash and a promissory note for $2,000,000 (the “Resilent Note”) pursuant to a plan of exchange and a securities exchange agreement (the “Exchange Agreement”). In October 2006, we received a letter from Steven Campisi, the manager of Resilent and one of our directors, asserting that we defaulted under the Resilent Note in February 2006 and that, as a result, Resilent has the right to cancel 3,520.85 of the units owned by us in Resilent pursuant to the Exchange Agreement. If these units were cancelled, we would have an approximate 52% ownership interest in Resilent. We disagree with Mr. Campisi’s assertions and intend to defend our ownership interest of Resilent.

GABRIEL TECHNOLOGIES, LLC

Through our wholly-owned subsidiary, Gabriel Technologies, LLC (“Gabriel LLC”), we develop, manufacture and sell a series of physical locking systems for the transportation and shipping industries collectively known as the War-Lok™ Security System. The security industry has evolved substantially in recent years due to increased risks from theft and terrorism. With the implementation of the award-winning War-Lok™ Security System, Gabriel LLC provides cost-efficient security measures to prevent national and global theft. Our mission is to provide the highest quality security products available to the transportation and shipping industries by creating innovative, proven technologies.

Gabriel LLC markets four series of War-Lok™ products which are protectable by certain patent applications and patents with the U.S. Patent & Trademark Office. Gabriel LLC sells the War-Lok™ series products through a direct sales force and a network of qualified distributors in specific vertical industries. Its current products are described as follows:

•
The War-Lok™ t-Series Trucking Security System includes a trailer hasp lock, kingpin lock, tractor air brake lock, trailer glad hand lock, a padlock series and two versions of a trailer security kit and a trailer door hasp, all for use in securing semi-trailers and tractors.

•	The War-Lok™ r-Series Railroad Security System includes a special locking pin to be used for rail box cars, and auto cars. A proprietary tool is required to remove the pin
•	The War-Lok™ i-Series Reusable Intermodal Security System is comprised of a reusable lock for intermodal containers, used for hauling freight via truck, rail or marine.
•
The War-Lok™ i-Series Intermodal Security System is a locking system for intermodal containers as used in the trucking and rail industry. The system includes a security pin, a barrier box and a proprietary seal removal tool.

With the WAR-LOK™ Security System there are 260 million key combinations possible and the ability to master key 20,000 different locks. All WAR-LOK™ internal locking cores are designed with a flat-keyed locking system. Each component of this high security disc type cylinder has been designed to withstand the harsh environments of the transportation industry. All components are made of chrome plated hardened steel, brass or stainless steel. The WAR-LOK™ is pick resistant, drill resistant and key duplication is rendered improbable.

Patents

Gabriel LLC owns two issued U.S. patents relating to proprietary technology for use in its business.

Trademarks

Gabriel LLC has the WAR-LOK™ name and logo as its common law trademark.

Production and Assembly

All steel castings for the WAR-LOK™ series are procured in China and shipped directly to our assembly center at Omaha, Nebraska (“Assembly Center”). The WAR-LOK™ locking cores and padlock series are produced in Taiwan and shipped directly to the Assembly Center. The assembly of the locking core and castings into the final product form is accomplished at the Assembly Center. This is also where all key(s) are cut and assigned to locking cores. All records of key serial numbers and product numbers at the Assembly Center.

The proprietary tool for the War-Lok™ i-Series Intermodal Security System and r-Series Railroad Security System is manufactured and assembled by an outside manufacturer in Omaha, Nebraska.

Warranty

Gabriel LLC currently offers a one-year limited warranty from the date of shipment to cover defects in materials or workmanship of its products.

After Sales Service

Gabriel LLC currently has a customer care center established at its Omaha, Nebraska headquarters. Gabriel LLC employs two personnel who are responsible for assisting all current and prospective customer needs and requests.

Employees

As of October 31, 2006, Gabriel LLC has 11 full-time employees. Gabriel LLC is not subject to any collective bargaining agreements and it considers relations with its employees to be excellent.

Strategic Relationships

Gabriel LLC has a number of strategic relationships that aid its business on a daily basis. Gabriel LLC currently has distribution/resell agreements from seven major partners: Freightliner LLC, Aurora Parts & Accessories, VIPAR Heavy Duty, Davanac Inc., Ford Systems Inc., Ginont Distributing and the Owner-Operator Independent Drivers Association (OOIDA).

Gabriel LLC manufactures its WAR-LOK™ products under contract from multiple sources, principally in China. To date, these products have mostly been shipped to its warehouse facility in Omaha, Nebraska for breakout and inspection prior to final shipment to customers. Gabriel LLC experiences a normal order fulfillment cycle of less than 90 days. Additionally, for certain products, Gabriel LLC does final assembly and packaging at its Omaha location prior to delivery to its customers. Gabriel LLC keeps secure records of key and lock serial numbers at its Assembly Center.

Research and Development

Gabriel LLC has its own in-house engineering staff which conducts all research and development projects. Gabriel LLC is currently developing a new series of its WAR-LOK™ line for the general consumer market. Gabriel LLC anticipates a launch of this new product in the Fall of 2006. Gabriel LLC also offers customization to its current product line on a per customer need basis.

Indebtedness

Gabriel LLC entered into a financial arrangement on August 12, 2005 with the Nebraska State Bank for a revolving line of credit in the amount of $1,500,000. The line of credit had a maturity date, as extended, of November 12, 2006 but remains outstanding as of the date of this Report. The interest rate is the national prime rate as published in the Money Section of the Wall Street Journal plus 2.00% adjusted daily. The outstanding principal balance as of October 31, 2006 was approximately $733,756. Loan advances are made from a Collateral Schedule based on 75% of eligible accounts receivables and 50% of qualified inventory. The loan agreement also requires a Lock Box for Accounts Receivables collections. The line of credit is secured by accounts receivable and inventory of Gabriel LLC and is guaranteed by Keith Feilmeier, our President and Chief Operating Officer, and by Gabriel Technologies Corporation. The revolving line is used in Gabriel LLC’s operations and sales of the WAR-LOK™ security systems.

TRACE TECHNOLOGIES, LLC

In addition to the WAR-LOK™ Security System, we have established Trace Location Services through our wholly-owned subsidiary, Trace Technologies, LLC, a Nevada limited liability company (“Trace”). Trace has developed a modern, web-services-oriented platform for the delivery of location based service to its customers. This platform can track wireless devices using assisted or autonomous Global Positioning System (“GPS”) capabilities in an optimized fashion to achieve minimum fix times and bandwidth and maximum sensitivity and battery life. Using multi-mode GPS end-devices, Trace expects a wide variety of successful applications in tracking assets and personnel. Trace’s servers and end-devices utilize Snaptrack’s MM-GPS technology as incorporated in many cellular CDMA networks for E911 service. A-GPS technology provides accurate location information in environments where traditional, autonomous GPS is unable to properly function, such as inside buildings, parking garages, vehicle trunks, cargo areas, areas with dense foliage, and “urban canyons.” Subscribers and licensees will pay a fee to access the Trace-enhanced location information to determine the location of enabled devices, such as the Asset Tag. Trace primarily sells its Trace Location Services through licensed value-added resellers (each a “VAR”) and licensed distributors in specific vertical industries. Trace continues to qualify distributors for these services. However, there will be specific applications where Trace will contract directly with unique, large governmental and commercial entities that typically operate a private or campus network to operate as authorized service centers.

According to a market analysis and strategic assessment report issued by Juniper Research in June 2005, location based services appeal to the following three basic needs:

•	Efficiency (primarily for corporate applications);
•	Enjoyment and convenience (primarily for consumer applications); and
•	Safety (for both corporate and consumer applications).

While location based services are rapidly expanding into numerous vertical market segments, Juniper Research states that its success has been previously constrained by a number of factors, including:

•	The downturn in the telecommunications markets;
•	Lack of clear business cases for operator service provision and commercial use;
•	The growing complexity of the value chain and underlying OSS infrastructures required to deliver and charge for content based services;
•	Delays in rolling out both 2.5G and 3G networks; and
•	Uncertainties over the merits of different positioning technologies.

Many of these issues are being resolved by the industry in general. However, Trace has leveraged its proprietary technology to build a methodology and business model that reduces the impact of these issues on its ability to offer a profitable, robust location based service. First and foremost, Trace’s ability to assemble its turnkey solutions and managed services significantly shortens the time to market and accelerates a return on investment for its VARs and service centers. Our technology and business model afford greater control over potential variables in the deployment equation. In addition, Trace’s application of a-GPS greatly enhances the ability to obtain location data over traditional GPS methodologies, thereby enabling an almost unlimited number of new applications.

Trace has completed a sale of Trace Asset Tag and various support equipment and accessories to the U.S. Department of Energy Nevada Test Site, NSTec Inc., as part of a large radar mapping and tracking project. The Trace Location Services are still in evaluation with this test site. Trace anticipates rolling NSTec, Inc. over to commercial service around January 2007.

Trace Location Services

Trace has licensed, acquired and developed proprietary technology for the operation and management of a location based services network that supports enhanced communication between users and locating devices utilizing Qualcomm’s SnapTrack a-GPS technology. Trace Location Services consist of the following components.

•	Trace Asset Tag
•	Carrier or private communications network (currently ReFLEX wireless)
•	GPS data from satellites
o	Assisted-GPS information (a proprietary method of providing calculated positional information using a location server)
o	Mapping solution for useful presentation of the position data (via the Application Service Provider)

Production and Assembly

The heart of providing Trace Location Services resides in what is referred to as the Trace Location Server which consists of storage servers, infrastructure servers and the SnapTrack Position Determination Entity Server Pool. Trace has been operating on a development server environment and will complete transition to a commercial grade redundant server setup in a Savvis collocation in 2007. The Savvis collocation provides redundant power, emergency power backup, security (card key and handprint restricted access) and redundant connections to our Internet Service Provider.

Currently, there is one device class on our network, the Trace Asset Tag. Trace completed its first commercial run of Trace Asset Tag in June 2006. In addition, Trace has entered into an agreement with CSI Wireless in Calgary, Canada to purchase all assets associated with the engineering and manufacturing rights for the Trace Location-Tag. Trace anticipates closure of this deal in the very near future.

Warranty

Device warranties are offered by the device manufacturer(s) since the devices will be wholesaled to our VARs. Warranties on the Trace Location Services are in the form of the following Service Level commitments:

▪	99.9% 6am-10pm EST 365 days/yr
▪	99.7% 10pm-6am EST 365 days/yr
▪	80% of XY Service and API transactions with response times <180 sec (assumes reliable carrier network)
▪	95% of XY Service and API transactions with excess response time <20 sec over Carrier’s network

Services levels are absent any carrier or ASP-induced latency

After Sales Service

Based on the marketing and sales model established for Trace Location Services, Trace will rarely deal with end customers. The majority of Trace Location Services end customers will receive their support directly from a ReFLEX carrier, application service provider, or other VAR. Device specific issues will be directed to the device manufacturer. However, Trace will have significant interaction with the ReFLEX carriers, application service providers and VARs. Service to these entities will include initial training on Trace Location Services, maintenance of and upgrades to the Trace Location Server, coordinating the addition of features on existing devices and identification of potential new devices and applications. Trace will maintain 24x7 support to the carriers, application service providers and VARs as defined in agreements with these entities. This was enhanced in the fiscal year ended June 30, 2006 with the implementation of an electronic trouble ticketing website for use by Trace’s carriers, application service providers and VARs.

Technology

Satellites provide GPS data to location tags equipped with GPS chip sets. For this application of a-GPS, the chip set utilizes specifications consistent with Trace’s license with SnapTrack, Inc.. A standard autonomous GPS device requires considerable power and “open sky” conditions in order to provide location information. SnapTrack’s assisted-GPS works by combining GPS satellite information with ranging information from a wireless network to produce GPS acquisition assistance information for satellites visible to the device. The wireless network not only provides coverage, it may deliver adjunct location information which aids in the location process. A location server provides all location calculations (in this case, a Trace server using the SnapTrack software). The global GPS satellite system provides precise positioning information to the location server. A user or application service provider initiates a location request to the location server. The location server uses known communications tower location data for the tower currently serving the device to tell the device which GPS satellites it should listen to in order to gather positioning data more quickly. The device uses GPS acquisition assistance (AA) to acquire raw position information (called pseudo-range) for visible satellites more effectively than it otherwise could with a blind search. This saves time and battery life. It also improves the sensitivity of the device. The device uses the wireless network to relay the pseudo-range information back to Trace, at which point a fix is computed by the SnapTrack servers using this pseudo-range data, data from Wide Area Reference Network (WARN), and approximate location information from the wireless network. The exact coordinates are then typically sent back to the device and sent to the application service provider.

A variety of middle-ware applications are employed by either an application service provider or private network owner to convert the positioning information into a useful display for end user access.

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

Trace operates its Networks Operations Center at the Savvis facility in Takwila, Washington. A secondary Network Operations Center will be completed in second quarter 2007.

Employees

As of October 31, 2006, Trace had seven full-time employees. Trace is not subject to any collective bargaining agreements, and it considers relations with its employees to be excellent.

Strategic Relationships

Trace has formed key relationships for sales, delivery, installation and support in order to execute this business plan. This allows us to concentrate on our information services. Current relationships include:

Carriers USA Mobility SkyTel	ASPs GTES SAIC Space Data S3
Manufacturers CSI Wireless	Technology Partners SnapTrack (a QualComm Company) GTES

Research and Development

Primary development during the fiscal year ended June 30, 2006, has been focused on developing and testing software code on the Trace Location Server and working with CSI Wireless to bring Trace Location Services and the Location Asset Tag to commercial availability. Trace is committed to remaining on the cutting edge of assisted-GPS technology and has plans to expand beyond ReFLEX networks into other wireless protocols in the future.

RESILENT LLC

With the acquisition of a majority of Resilent LLC d/b/a Digital Defense Group, a Nebraska limited liability company (“Resilent”), we are able to take advantage of the technology Resilent has created in its Factor 4® biocard, an identification card that incorporates biometric fingerprints with the ability to self-enroll and authenticate without a need for a central database or any other computer assisted software or hardware. The biocard is a wireless communication device (RFID) with the ability to transmit stored data values.

Resilent has created a sales channel structure that is comprised of a distribution network to support and service systems integrators and value added resellers. The direct sales force is establishing government and large account relationships and supports Resilent’s channel partners. The market for boimeteric technologies has increased. According to the International Biometeric Group, the biometric market has a projected growth rate of 39% with projected revenues expected to increase from $600 million in 2002 to $4.6 billion in 2008.

Trademarks

Resilent has the following two trademark registrations: Biotrac® and Factor 4®.

Resilent has the following trademark applications: Irongate™; Ironfortress™; Resilent™; Authenticus Biokey™; Matrix Biokey™; Matrix Passkey™; Authenticus™; and Digital Defense™.

Resilent has the following family of common law trademarks: Factor 4®; Identipass™; and Biotrac™.

Production and Assembly

Resilent has established a bill of materials (BOM) for the Factor 4® biocards and Re_Up Stations. The BOM consists of the components for each respective product, contract and manufacturing costs, and labor and overhead expenses associated with final assembly at Resilent’s Omaha location. Resilent has established a ramp-up schedule for a goal of 20,000 Factor 4® biocards and 10,000 Re_Up Stations produced per month. Components will be purchased from various supply partners and shipped to Resilent’s contract manufacturing partners for manufacturing and assembly.

Finished goods are held in inventory at corporate headquarters in Omaha, Nebraska. Resilent attempts to fill purchase orders for clients within 30 days of receipt of the purchase orders.

Warranty

A six month limited liability device warranty is offered by Resilent on all of its devices.

After Sales Service

Corporate headquarters includes a Client Services Department (CSD) that receives and processes orders, assists with expediting major shipments, provides support to customers for order changes, tracking order process and ETA’s, and a returns department for client card cycling, imaging as well as DOA returns.

Our reception and telephone answering is staffed by real human beings; this is an important part of our branding experience that we want our clients to associate with Resilent. Management believes that in today’s marketplace the most successful companies are those that provide excellent service to their clients. Resilent is committed to total client satisfaction, and recognizes this as an opportunity to separate itself from the rest of the pack by focusing on an overall branding experience.

Management believes that developing loyalty programs serve to foster an environment of close friendship and mutual respect with both clients and employees that strengthen Resilent’s credibility in the marketplace. Loyalty programs will not be built on coffee mugs, hats, etc. It will be built on a sound channel program that promotes quality partners and profitability through Single Sales Objective registration of opportunities whereby Resilent can protect the partners that are working hard to make us successful. Resilent’s website will play a key roll in integrating a “friends and family” nature of business excellence.

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

Resilent has developed the next generation of biometric “Smart Card” that overcomes these and other limitations. These U.S.-produced products combine proximity, smart card, and biometric technology with an on-card enrollment and authentication capability that can support Public Key Infrastructure (PKI) applications.

Resilent’s biocards put a full processor, 125 KHz and 13.56 MHz radios, a wirelessly recharged power source, two antennas, up to 1GB in memory, and a fingerprint sensor in a card that is only slightly thicker than current building access and identification cards.

Compatible with legacy systems, Resilent’s biocards perform an on-card authentication, creating a biometric-enabled identity, credential, and security system without the need for a centralized database or additional software, thereby protecting the user’s privacy at all times. Only upon fingerprint authentication will the biocard transmit an encrypted identification key for physical or logical access applications. Users register their card and then self-enroll their fingerprints by placing a finger, thumb, or combination of digits on the biocard’s scan engine. This generates a unique digital certificate directly onto the card. The user’s biometric data never leave the biocard. Because of this 1:1 authentication, the stored biometric information cannot be breached and duplicated if the bio-card is lost or stolen.

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

Employees

As of October 31, 2006, Resilent has 11 full-time employees and one part-time employee. Resilent is not subject to any collective bargaining agreements, and it considers relations with its employees to be excellent.

Strategic Relationships

Resilent has established several key relationships for sales, delivery, and installation of the Factor 4® card. This allows Resilent to concentrate on the continued development of national and governmental sales. Current relationships include:

Net Communications Inc.
BioDigital Security Pty. Ltd.
FlowSense
Integrated Security Resources
Defense Technologies
Price-Langevin & Associates Inc.
Smart Security Solutions, Inc.
Access Systems Integration, LLC
Akoura, Inc.
Dahl Communications
Logistic Solutions
Linstar, Inc
Marcomn Fiberoptics

Research and Development

Resilent is committed to the ongoing development of new products and services that will ensure its competitive position and continued growth. To that end, key management, engineering, and a dedicated research and development department will conduct research and development on building lower cost products, keeping an eye on quality, and being client-driven. Resilent has already established the development platform for our generation II products (G2) and is planning G3 with chip-on-board technology. All of the aforementioned reduces costs to build while increasing production throughput, and allowing for a card that approaches the thickness of two credit cards.

COMPETITION

Although management is not aware of similar products which would compete directly with us through our WAR-LOK™ series products, the Trace Location Service, and the Trace Asset Tag, it is anticipated that larger, better-financed companies will develop products similar or superior to our systems. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

As fingerprint biometrics emerges, they become a more likely target for competing technologies. For example, in physical access, biometrics competes with keys, badges, proximity and contact cards. Companies such as HID and RSA have seen fit to target biometrics’ weaknesses in terms of reliability, price, ease of use, and deployment risks. Anyone in physical, logical access would be considered competition regardless of the technology used. Resilent’s Factor 4® biocard brings a high level of security and biometric privacy to the user and the companies deploying the technology which only a handful of competitors can offer.

PROPRIETARY RIGHTS

We currently rely on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect our proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop similar processes, concepts, ideas and documentation. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. Our policy is to protect our technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to the technology, and to specific products we develop.

Our policy is to require our employees, consultants, other advisors, as well as software design collaborators, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

AVAILABLE INFORMATION

Our Internet website is located at http://www.gabrieltechnologies.com. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

Since inception, we have incurred net losses. We incurred net losses of $14,549,582 and $3,445,552 for the fiscal years ended June 30, 2006, and June 30, 2005, respectively. As of June 30, 2006, we had an accumulated deficit of $19,381,986. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and technology. We have been funding our operations through borrowings and the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “RISK FACTORS” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop our Trace location products, and to invest in new Trace technologies. These expenditures will necessarily precede the realization of substantial revenues from the sales of our products, if any, which may result in future operating losses.

WE NEED TO RAISE ADDITIONAL FUNDS, THE AVAILABILITY OF WHICH CANNOT BE ASSURED.

As of October 31, 2006, we had cash balances of $54,235.87 and current liabilities of $5,518,756. Many of our current liabilities involve past due borrowings and accounts payable. We require additional financing as soon as possible in order to provide for these obligations and our other liquidity needs, as well as to satisfy our current business plan. We are seeking additional debt and/or equity financing but at the present time, have no commitments for any additional financing. There can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. If we are unable to obtain additional financing now and when needed in the future, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities.

WE HAVE NO AGREEMENT RELATING TO REVENUE GENERATING ACTIVITIES FOR OUR TRACE PRODUCTS OR FACTOR 4® CARD. NO ASSURANCE CAN BE PROVIDED THAT WE WILL SUCCESSFULLY CONCLUDE ANY SUCH AGREEMENT.

Although we are beyond Beta stages of testing of Trace’s Location Service, the Trace Asset Tag and the Factor 4® card, there is no assurance that it will be able to successfully develop sales of its systems and thus we will have no way to evaluate the likelihood that we will be able to operate the business successfully. Potential investors should be aware of the difficulties normally encountered in developing and commercializing new industrial and technological products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture licensing and financing of our products and services.

It is anticipated that we will incur increased operating expenses without realizing any revenues. It is, therefore, expected that we will incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the business, or if the business is found to be unmarketable, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, the business will most likely fail.

WE HAVE A LIMITED OPERATING HISTORY IN OUR INDUSTRIES AND, CONSEQUENTLY, THERE IS LIMITED HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS COULD BE MADE.

We have only been engaged in the business of providing physical locking systems for the transportation and shipping industries since April 2003 and products relating to a-GPS location services since July 2004. We acquired our interest in Resilent in 2006. As a result, we have little historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results, and we are instead required to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

There is no history upon which to base any assumption as to the likelihood that we will prove successful in our new ventures, and there is no assurance that we will be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, the business will most likely fail.

IF WE MAKE AN ACQUISITION IN THE FUTURE, OUR OPERATIONS COULD BE MATERIALLY AFFECTED AND YOUR OWNERSHIP POTENTIALLY DILUTED.

As part of our business strategy, we expect to review acquisition prospects that complement our existing product offerings, augment market coverage or enhance technological capabilities that may present us with growth opportunities. Acquisitions could result in potentially diluting issuances, equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure to do so could have an adverse effect on our business and financial condition or results of operations.

WE COULD LOSE OUR COMPETITIVE ADVANTAGES IF WE ARE NOT ABLE TO PROTECT ANY PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS AGAINST INFRINGEMENT, AND ANY RELATED LITIGATION COULD BE TIME-CONSUMING AND COSTLY.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in security systems. We have taken some reasonable steps to protect our proprietary technology, but if any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks and family of common law trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

OUR REVENUES MAY BE SIGNIFICANTLY REDUCED DUE TO THE ECONOMIC CONDITIONS OF CUSTOMERS, SUPPLIERS, AND COMPETITORS.

Other factors, many of which are beyond our control, may contribute to fluctuations in quarterly operating results, including the timing of product introductions or enhancements, our suppliers and our competitors, competition and pricing, market acceptance of new products, reduction in demand for existing products, product quality problems, personnel changes, and general economic conditions.

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

ANY EVENT WHICH ADVERSELY AFFECTS THE SALE OF OUR PRODUCT OR SERVICE MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES.

Our revenues are currently derived from sales of products along with all supporting services. In the near term, our products and related support services are expected to continue to account for substantially all of our revenues. Any event that adversely affects the sale of products or services, a change in the competitions’ product strategies, significant quality problems, negative publicity or evaluation, reduced market acceptance or obsolescence of our products, or changes in environments in which the Company operates could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY FACE LARGER AND BETTER-FINANCED COMPETITORS.
Although management is not aware of similar products which would compete directly with us through our WAR-LOKTM series products, the Trace Location Service, the Trace Asset Tag, and the Factor 4® card, it is anticipated that larger, better-financed companies will develop products similar or superior to our systems. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

CERTAIN OF OUR PRINCIPAL STOCKHOLDERS WILL CONTINUE TO HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS.

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

THE LOSS OF KEY PERSONNEL WOULD HAVE A MATERIAL ADVERSE AFFECT UPON THE COMPANY.

Our success depends to a significant extent upon a number of key employees and members of senior management of the Company, including Keith Feilmeier, our President and Chief Executive Officer; Maurice Shanley, the President of Trace; Don Chicoine, the President of Gabriel LLC; Steven Campisi, the President of Resilent; Allan Angus, our Chief Technology Officer; and Robert Weinberg, our Vice President of Operations. The loss of service of one or more of these key employees could have a materially adverse affect. We believe that our future success is highly reliant upon recruiting exceptionally skilled technical, managerial and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining the personnel we require.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of October 31, 2006, we had 37,407,7712 shares of our common stock issued and outstanding. As of October 31, 2006, an additional 15,124,352 shares of common stock were reserved for issuance upon the exercise of outstanding options and warrants exercisable at an exercise price of $1.00 per share. Many of the above options and warrants contain provisions that require the issuance of increased numbers of shares of common stock upon exercise in the event of stock splits, redemptions, mergers or other transactions.

The occurrence of any such event or the exercise of any of the options or warrants described above would dilute the interest in the Company represented by each share of common stock and may adversely affect the prevailing market price of our common stock. Finally, we may need to raise additional capital through the sale of shares of common stock or other securities exercisable for or convertible into common stock. The occurrence of any such sale would dilute the interest in the Company represented by each share of common stock and may adversely affect the prevailing market price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE.
The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this “Risk Factors” section;

•	Changes in financial estimates of our revenues and operating results by securities analysts or investors;

•	Changes in market valuations of telecommunications equipment companies;

•	Announcements by us of commencement to, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of our common stock;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•	Commencement of or involvement in litigation; and

•	Announcements by us or our competitors of technological innovations or new products.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR COMMON STOCK MAY LIMIT THE MARKET FOR OUR COMMON STOCK.

The SEC has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares continue to be offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares will continue to be subject to these additional regulations relating to low-priced stocks.

2 Excludes 3,000,000 shares of the Company's common stock issued in the name of the Company and held by an investor as security for the Company's obligations to the investor.

The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors, make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUR RESTRICTED STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our Company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

ITEM 2.    DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate headquarters are located at 4538 South 140th Street, Omaha, Nebraska 68137. The premises are occupied under a lease which commenced on February 1, 2004 and expires on March 31, 2009. The current monthly fixed minimum rent is $9,470.44. Our premises occupy 18,053 square feet, which we believe is adequate for our current operations.  We also rent space in Flower Mound, Texas for $475 per month. The lease commenced in April, 2005 and expires on March 31, 2007, which may be renewed on a month-to-month basis thereafter.

Trace Technologies, LLC leases 829 square feet of office space in Bellevue, Washington, under a lease which commenced on August 1, 2006, and expires on November 1, 2006, but thereafter may be renewed on a month-to-month basis. The monthly rent under the lease is $1,036.

Resilent leases approximately 4,000 square feet of office space in Omaha, Nebraska, under a lease which commenced on August 1, 2005 and expires on July 31, 2015. The current monthly rental under this lease is $5,983.33.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended June 30, 2006.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the Nasdaq Stock Market’s OTC Bulletin Board under the trading symbol “GWLK.”

The following table sets forth the high and low bid prices for the common stock on the OTC Bulletin Board for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance. The closing price of our common stock on October 31, 2006 was $0.50 per share.

	HIGH		LOW
JULY 2005 THROUGH JUNE 2006
First Quarter	$1.70		$0.80
Second Quarter	$1.43		$0.78
Third Quarter	$1.63		$0.86
Fourth Quarter	$1.33		$0.80

JULY 2004 THROUGH JUNE 2005
First Quarter	$4.70	(1)	$3.00	(1)
Second Quarter	$3.25	(1)	$2.85	(1)
Third Quarter	$3.40		$2.00
Fourth Quarter	$2.75		$1.20
____________________
(1) Our common stock traded on the “Pink Sheets” during the first and second quarter of the fiscal year ended June 2005.

SHAREHOLDERS

As of October 31, 2006, there were approximately 667 holders of record of our common stock. We believe that a significant number of shares of our common stock are held in either nominee name or street name brokerage accounts.

DIVIDENDS

We have not declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Payment of dividends on the common stock is within the discretion of our Board of Directors. The Board currently intends to retain future earnings, if any, to finance our business operations and fund the development and growth of our business. The declaration of dividends in the future will depend upon our earnings, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2006, we sold or issued unregistered securities as follows:

In July 2005, we issued:

(i)    600,000 shares of common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share to 18 investors in connection with the closing of a private placement resulting in gross proceeds of $600,000;

(ii)    340,000 shares of common stock and warrants to purchase 170,000 shares of common stock at an exercise price of $1.00 per share to 17 investors in connection with the closing of a private placement resulting in gross proceeds of $340,000; and

(iii)    warrants to purchase 517,840 shares of common stock at an exercise price of $1.00 per share to 9 placement agents as compensation for services valued at $523,000.

In August 2005, we issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share to a placement agent as compensation for services valued at $81,000.

In November 2005, we issued 1,500,000 shares of common stock to a consultant as compensation for services valued at $1,200,000.

In December 2005, we issued:

(i)    warrants to purchase 182,315 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $91,158; and

(ii)    70,000 shares of common stock to a placement agent as compensation for services valued at $57,750.

In January 2006, we issued:

(i)    warrants to purchase 1,465,000 shares of common stock at an exercise price of $1.00 per share to 21 placement agents as compensation for services valued at $717,850;

(ii)    1,593,750 shares of common stock with a value of $1,593,750 to Mutual Protective Insurance in connection with the purchase of its membership interests of Resilent;

(iii)    options to purchase 3,647,000 shares of common stock at an exercise price of $1.00 per share to 12 employees as compensation for services valued at $1,856,730;

(iv)    3,000,000 shares of common stock with a value of $3,000,000 to Resilent as consideration for the purchase of its membership interests;

(v)    warrants to purchase 70,000 shares of common stock at an exercise price of $2.09 per share to a consulting firm as compensation for public relation services valued at $30,100; and

(vi)    a convertible promissory note in the principal amount of $1,000,000 convertible into shares of common stock at a conversion price of $.60 per share to a note-holder and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan.

In February 2006, we issued warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In March 2006, we issued:

(i)    500,000 shares of common stock and options to purchase 750,000 shares of common stock at an exercise price of $1.00 per share to 5 directors for serving on our board of directors;

(ii)    1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share to an investor upon the conversion of a convertible promissory note, resulting in the cancellation of principal and note obligations then outstanding and due of $1,000,000; and

(ii)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In April 2006, we issued:

(i)    20,000 shares of common stock to an investor in connection with the closing of a private placement resulting in gross proceeds of $20,000;

(ii)    1,255,000 shares of common stock and warrants to purchase 627,500 shares of common stock at an exercise price of $1.00 per share to 23 investors in connection with the closing of a private placement resulting in gross proceeds of $1,255,000;

(iii)    warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share to a note-holder in connection with waiving the default event under our note payable;

(iv)    promissory notes in the principal amount of $100,000 in the aggregate to a note-holder and warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan; and

(v)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In May 2006, we issued:

(i)    promissory notes in the principal amount of $175,000, in the aggregate, to 2 note-holders and warrants to purchase 125,000 shares of common stock, in the aggregate, at an exercise price of $1.00 per share to the note-holders as consideration for making the loans; and

(ii)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In June 2006, we issued:

(i)    40,755 shares of common stock to an independent contractor as compensation for services valued at $44,831;

(ii)    1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share to 4 investors in connection with the closing of a private placement resulting in gross proceeds of $1,000,000;

(iii)    warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share to 8 placement agents as compensation for services valued at $305,000;

(iv)    1,000,000 shares of common stock and warrants to purchase 750,000 shares of common stock at an exercise price of $1.00 per share to an investor in connection with the closing of a private placement resulting in gross proceeds of $1,000,000; and

(v)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In July 2006, subsequent to the year ended June 30, 2006, we issued:

(i)    warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share to a vendor in connection with the settlement of our outstanding payables for inventory valued at $95,020;

(ii)    286,250 shares of common stock and warrants to purchase 286,250 shares of common stock at an exercise price of $1.00 per share to a note-holder in exchange for the cancellation of our note payable, with principal and accrued interest due and outstanding at the time of the exchange of $214,045.76; and

(iii)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In August 2006, subsequent to the year ended June 30, 2006, we issued:

(i)    warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to 2 investors in connection with raising working capital resulting in gross proceeds of $250,000; and

(ii)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In September 2006, subsequent to the year ended June 30, 2006, we issued:

(i)    207,200 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to 2 note-holders in exchange for the cancellation of our notes payable, with principal and accrued interest due and outstanding at the time of the exchange of $207,200, in the aggregate;

(ii)    342,000 shares of common stock and warrants to purchase 342,000 shares of common stock at an exercise price of $1.00 per share to 5 investors in connection with raising working capital resulting in gross proceeds of $342,000;

(iii)    100,000 shares of common stock and options to purchase 150,000 shares of common stock at an exercise price of $1.00 per share to a director for serving on our board of directors; and

(iv)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In October 2006, subsequent to the year ended June 30, 2006, we issued:

(i)    75,000 shares of common stock and warrants to purchase 75,000 shares of common stock at an exercise price of $1.00 per share to 2 investors in connection with raising working capital resulting in gross proceeds of $75,000;

(ii)    warrants to purchase 230,000 shares of common stock at an exercise price of $1.00 per share to 3 investors in connection with raising working capital resulting in gross proceeds of $230,000; and

(iii)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

All of the securities issued in the transactions described above were in reliance upon the exemptions provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with us and our officers and directors, to information about us. None of the transactions described above involved general solicitation or advertising.

EQUITY COMPENSATION PLAN INFORMATION

We have one compensation plan (excluding individual stock option grants outside of such plan), the 2006 Equity Incentive Plan (the “2006 Plan”), under which our equity securities are authorized for issuance to employees, directors and consultants in exchange for services. The 2006 Plan has not yet been submitted to the shareholders for approval.

The following table presents information as October 31, 2006, with respect to compensation plans under which equity securities were authorized for issuance, including the 2006 Plan, and agreements granting options or warrants outside of these plans.

	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	0	$0.00	0

Equity compensation plans not approved by security holders	4,899,315	$1.00	3,103,000

Total	4,899,315	$1.00	3,103,000

Non-Shareholder Approved Plans

The following is a description of options and warrants granted to employees, directors and consultants as of June 30, 2006:

We have outstanding options to purchase an aggregate of 750,000 shares of common stock that were granted on March 21, 2006, under the 2006 Plan to five outside directors of the Company. These options expire five years from their grant date, and have an exercise price of $1.00 per share. All of these options have vested.

We have outstanding options to purchase an aggregate of 3,147,000 shares of common stock that were granted on January 18, 2006 under the 2006 Plan to eleven of our employees. These options expire five years from their grant date, and have an exercise price of $1.00 per share. All of these options have vested.

We have an outstanding option to purchase 500,000 shares of our common stock that was granted on January 19, 2006 under the 2006 Plan to Steven Campisi pursuant to his employment agreement with the Company on the same date. The option expires five years from its grant date, and has an exercise price of $1.00 per share. The option will not vest until 2007, and the vesting schedule is based on the performance of Resilent.

We have an outstanding warrant to purchase up to 182,315 shares of our common stock that we granted to a consultant of the Company on December 6, 2005. The warrant expires five years from its grant date, and has an exercise price of $1.00 per share. All of the warrants have vested.

We have an outstanding warrant to purchase up to 250,000 shares of our common stock that we granted to a consultant of the Company on January 1, 2006. The warrant expires five years from its grant date, and has an exercise price of $1.00 per share. The warrant vests in twelve equal monthly installments of 20,833 shares of our common stock commencing on February 25, 2006.

We have an outstanding warrant to purchase up to 70,000 shares of our common stock that we granted to a consultant of the Company on January 19, 2006. The warrant expires on June 1, 2010, and has an exercise price of $2.09 per share. All of the warrants have vested.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB. The audit of our consolidated financial statements at June 30, 2006, is in progress but was not completed in time to include audited consolidated financial statements and a Report of Independent Registered Public Accounting Firm in this Annual Report on Form 10-KSB. When the audit is completed and a Report of Independent Registered Public Accounting Firm is issued, we intend to file an amended Annual Report on Form 10-KSB.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Annual Report on Form 10-KSB, we make forward-looking statements under the headings “Item 1. Business,” “Item 6. Management’s Discussion and Analysis or Plan of Operation,” and elsewhere, that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed under the heading “RISK FACTORS” in Item 1 of this Annual Report and in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

OVERVIEW

Through our wholly-owned subsidiary, Gabriel Technologies, LLC, we develop, manufacture and sell a series of physical locking systems for the transportation and shipping industries collectively known as the WAR-LOK™ Security System. With the WAR-LOK™ System there are 260 million key combinations possible and the ability to master key 20,000 different locks. All WAR-LOK™ internal locking cores are designed with a flat-keyed locking system. Each component of this high security disc type cylinder has been designed to withstand the harsh environments of the transportation industry. All components are made of chrome plated hardened steel, brass or stainless steel. The WAR-LOK™ is pick resistant, drill resistant and key duplication is rendered improbable.

We have established Trace Location Services through our subsidiary, Trace Technologies, LLC, a Nevada limited liability company. Trace has developed a modern, web-services-oriented platform for the delivery of location i-based service to its customers. This platform can track wireless devices using assisted or autonomous GPS capabilities in an optimized fashion to achieve minimum fix times and bandwidth and maximum sensitivity and battery life. Using multi-mode GPS end-devices, trace expects a wide variety of successful applications in tracking assets and personnel. Trace’s servers and end-devices utilize Snaptrack’s MM-GPS technology as incorporated in many cellular CDMA networks for E911 service. GPS technology provides accurate location information in environments where traditional, autonomous GPS is unable to properly function, such as inside buildings, parking garages, vehicle trunks, cargo areas, areas with dense foliage, and “urban canyons.” Subscribers and licensees will pay a fee to access the Trace-enhanced location information to determine the location of enabled devices, such as the Trace Asset Tag. We are also currently developing a Trace Location Services WAR-LOK™ version of our WAR-LOK™ product that will be able to communicate its position and status of the lock, rail car or semi-trailer wirelessly over existing wireless communication networks.

In January 2006, we acquired a controlling interest in Resilent LLC d/b/a Digital Defense Group, a Nebraska limited liability company (“Resilent”). Resilent has developed the Factor 4® biocards, which is an identification card that incorporates biometric fingerprints with the ability to self-enroll and authenticate without a need for a central database or any other computer assisted software or hardware.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and have been consistently applied. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our unaudited consolidated financial statements.

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

We have issued convertible debt securities with warrants. We account for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

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

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amount that will not be collected. On a periodic basis, management reviews all accounts receivable balances and considers the need for an allowance for doubtful accounts based on our past and expected collections and current credit conditions.

Impairment of Long Lived Assets

We assess the potential impairment of our long lived assets, which include our property and equipment and our identifiable intangibles such as our trade secrets under the guidance of Statement of Financial Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”. Once annually, or as events and circumstances indicate that an asset may be impaired, we assess the potential impairment of our long lived assets. We determine impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging currant operations for any measured impairment.

Revenue Recognition

Products are shipped freight on board (FOB) shipping point and title passes upon shipment. We recognize revenue from sales when there is persuasive evidence that a sales arrangement exists, delivery has occurred, our price to the buyer is determinable and collectibility is reasonably assured.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED JUNE 30, 2006 (the “2006 PERIOD”) AND THE YEAR ENDED JUNE 30, 2005 (the “2005 PERIOD”)

The following table provides a breakdown of selected results of operations for the years ended June 30, 2006 and 2005, respectively, and is the basis for the following discussion of the results of operations:

	Year Ended June 30,
	2006	2005

REVENUES	$1,241,773	$921,976

COST OF GOODS SOLD	889,007	573,244

GROSS PROFIT	352,766	348,732

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	9,598,593	4,244,427
Professional fees	617,358	451,670
Total Expenses	10,215,951	4,696,097

LOSS FROM OPERATIONS	(9,863,185)	(4,347,365)

OTHER INCOME (EXPENSE)
Interest income	104,168	34,539
Financing expense	(1,036,766)	(440,000)
Gain from disposal of subsidiary	—	22,500
Loss from change in derivative liability	(637,050)	—
Interest expense	(1,104,952)	(35,261)
Other	5,642	(2,013)
Total Other Income (Expense)	(2,668,958)	(420,235)

LOSS BEFORE TAXES	(12,252,143)	(4,767,600)

BENEFIT (PROVISION) FOR TAXES	(2,017,438)	1,322,048

NET LOSS	$(14,549,581)	$(3,445,552)

REVENUES

The following table summarizes Gabriel LLC’s three revenue segments as a percentage of Total Revenue respectively for the following fiscal years:

	Year Ended June 30,
	2006	2005
Trucking	72.0%	87.0%
Consumer/Other	21.8%	8.3%
Intermodal/Railroad	6.2%	4.7%
	100.0%	100.0%

Details of the most significant changes for the years ended June 30, 2006 and 2005 are as follows:

TRUCKING - The Trucking segment represents $894,611 or 72.0% of total revenue earned for the year ended June 30, 2006, as compared to $802,119 or 87.0% of total revenue for the year ended June 30, 2005. The Trucking segment continues to be Gabriel LLC’s primary market. Renewed effort will be placed on Intermodal/Railroad in the next 12 months.

CONSUMER/OTHER - The Consumer/Other segment represented $270,764 or 21.8% of total revenue earned for the year ended June 30, 2006, compared to $76,219 or 8.3% of total revenue earned for the year ended June 30, 2005. The percentage increase is due to the Company’s development of retail packaging and expanding distribution channels through national retail chains.

INTERMODAL/RAILROAD - The Intermodal/Railroad segment represents $76,398 or 6.2% of total revenue earned for the year ended June 30, 2006, as compared to $43,638 or 4.7% of total revenue for the year ended June 30, 2005. The increasing revenue percentage relates primarily to taking a more balanced approach to meeting demands in all market segments.

GROSS PROFIT

Our consolidated Gross Profit decreased to 28.4% for the year ended June 30, 2006, from 37.8% for the year ended June 30, 2005. This decrease in Gross Profit trend is attributed to the increase sales made to customers who are given a discount for volume sales for the year ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $6,823,518 for the year ended June 30, 2006, verses $4,244,427 for the year ended June 30, 2005, as reflected in the following table:

	Year Ended June 30,
	2006	2005
Selling, General and Administrative Expenses	$9,598,593	$4,244,427

The following table highlights the major operating expenses which contributed to the increase for the year ended June 30, 2006.

	Year Ended June 30,
	2006	2005
	Including Resilent LLC	Excluding Resilent LLC
Major Operating Expenses
Consulting Fees	$1,590,520	$371,015
Insurance	133,672	101,074
Bad Debts Expense	753,967	275,802
Airfare	152,364	105,597
Advertising	143,432	61,376
Rent	239,698	134,591
License Rights Expense	—	605,000
Depreciation and amortization	170,866	72,109
Commissions	125,134	217,729
Research and development	201,054	54,157
Technical support	104,286	25,202
Software maintenance fees	119,717	91,667
Public relations	125,881	71,192
Salary and wages, net	5,049,698	1,369,309
Total Major Operating Expenses	8,910,289	3,555,820
Non-major Operating Expenses, net	688,304	688,607
Total Selling, General and Administrative Expense	$9,598,953	$4,244,427

In many cases, Selling, General and Administrative expenses have increased for the year ended June 30, 2006. On January 19, 2006, we acquired a majority interest in Resilent. The following table illustrates the impact of Resilent’s operations on consolidated results.

	Year Ended June 30,
	2006			2005
	Including Resilent LLC	Less Resilent LLC	Excluding Resilent LLC	Excluding Resilent LLC
Major Operating Expenses
Consulting Fees	$1,590,520	$48,905	$1,541,615	$371,015
Insurance	133,672	5,327	128,345	101,074
Bad Debts Expense	753,967	—	753,967	275,802
Airfare	152,364	20,315	132,049	105,597
Advertising	143,432	77,692	65,740	61,376
Rent	239,698	95,972	143,726	134,591
License Rights Expense	—	—	—	605,000
Depreciation and amortization	170,866	43,909	126,957	72,109
Commissions	125,134	28,456	96,678	105,229
Research and development	201,054	199,898	1,156	54,157
Technical support	104,286	39,200	65,086	25,202
Software maintenance fees	119,717	1,741	117,976	91,667
Public relations	125,881	15,374	110,507	71,192
Salary and wages, net	5,049,698	432,393	4,617,305	1,481,809
Total Major Operating Expenses	8,910,289	1,009,182	7,901,107	3,555,820
Non-major Operating Expenses, net	688,304	154,694	533,610	688,607
Total Selling, General and Administrative Expense	$9,598,593	$1,163,876	$8,434,717	$4,244,427

The following explains the changes during the periods presented:

CONSULTING FEES - For the year ended June 30, 2006, Consulting Fees totaled $1,590,520 as compared to $371,015 for the year ended June 30, 2005. The increase is primarily due to the Company entering into a consulting services agreement on October 8, 2005. The consultant and shareholder received 1,500,000 shares of 144 restricted common stock valued at $1,200,000 in exchange for providing services including, but not limited to identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice, interfacing with marketers, all at the direction of the Company.

INSURANCE - For the year ended June 30, 2006, insurance expenditures total $133,672 compared to $101,074 for the year ended June 30, 2005. Increase in insurance expense is attributable to liability insurance covering Directors and Officers of the Company. Prior to May 2005, the Company had not incurred expense for this type of insurance.

BAD DEBTS EXPENSE - For the year ended June 30, 2006 bad debts expense amounted to $753,967 compared to $275,802 for the year ended June 30, 2005. The increase in bad debts expense can be directly attributed to increasing the allowance for uncollectible notes receivable. Notes receivable and related accrued interest have been fully reserved at June 30, 2006 resulting in a charge to bad debts expense of $685,740.

AIR FARE - For the year ended June 30, 2006, air fare expenditures were $152,364 as compared to $105,597 for the year ended June 30, 2005. The increase can be attributed to rising fuel costs, increased travel related to marketing and financing the Company.

ADVERTISING - For the year ended June 30, 2006, advertising expense was $143,432 compared to $61,376 for the year ended June 30, 2005. The Company has updated its business model to focus on distribution sales for the WAR-LOKTMproduct line versus direct sales to keep advertising costs reasonable. The increase in advertising expense is primarily due to the purchase of Resilent and expenses related to product shows and conventions.

RENT - Rent expense for the year ended June 30, 2006 totaled $239,698 as compared to $134,591 for the same year ended June 30, 2005. The increase was due to increases in our rental contracts and the acquisition of Resilent.

LICENSE RIGHTS EXPENSE - We incurred $-0 - expense for license rights for the year ended June 30, 2006 compared to $605,000 for the year ended June 30,2005. This decrease is due to the expense being a one-time charge in 2005 to reacquire the international marketing rights from Kaschke Investments, LLC

DEPRECIATION AND AMORTIZATION - For the year ended June 30, 2006, these expenses were $170,866 as compared to $72,109 for the year ended June 30, 2005. The increase is due to equipment additions, primarily computers, which have a shorter depreciable life than other property acquisitions.

COMMISSIONS - For the year ended June 30, 2006, commissions amounted to $125,134 as compared to $105,229 for the year ended June 30, 2005. The increase in commissions is due primarily to a distributor agreement providing for commission on the sale of our WAR-LOK  TAB-30.

RESEARCH AND DEVELOPMENT - For the year ended June 30, 2006, research and development expenditures total $201,054 compared to $54,157 for the year ended June 30, 2005. The increase in research and development expenditures is due to the acquisition of Resilent as they continue to explore new biometric security opportunities.

TECHNICAL SUPPORT - For the year ended June 30, 2006, technical support expenditures were $104,286 compared to $25,202 for the year ended June 30, 2005. The increase in technical support expenditures is due to the increased investment in our network infrastructure as well as expenses related to the acquisition of Resilent and costs associated with integrating operations.

SOFTWARE MAINTENANCE FEES - For the year ended June 30, 2006, software maintenance expenditures total $119,717 compared to $91,667 for the year ended June 30, 2005. The increase in software maintenance fees is due timing of expenses related to the purchase of our accounting software in the prior year and to our primary software maintenance agreement beginning in August 2004 and therefore only 11 months of expense for the year ended June 30, 2005.

PUBLIC RELATIONS - For the year ended June 30, 2006, public relations expenditures total $125,881 compared to $71,192 for the year ended June 30, 2005. The increase in public relations is due to the Company outsourcing investor relations services through Hawk Associates. Hawk Associates is on a monthly retainer with the Company.

SALARY AND WAGES - For the year ended June 30, 2006, salary and wage expenditures totaled $5,049,698 (net of $115,435 that was absorbed in manufacturing) compared to $1,369,309 (net of $25,396 absorbed in manufacturing) for the year ended June 30, 2005. The increase in salary and wage expense can be attributed to having more employees in the current fiscal year than during the prior fiscal year increased rates of pay, and $2,151,730 for employee stock options granted in January 2006. Current accounting treatment requires the expensing of options as they become vested using an estimated fair market value at the date of the award.

The remaining Non-Major Operating expenses were $688,304 for the year ended June 30, 2006 compared to $688,307 for the year ended June 30, 2005.

PROFESSIONAL FEES

For the year ended June 30, 2006 Professional Fees totaled $617,358 as compared to $451,670 for the 12 month period ended June 30, 2005. The increase during the last 12 months over the prior period is due to increased legal and audit costs resulting from becoming a public reporting company, professional fees associated with the acquisition of Resilent and the increase in legal documents associated with debt-related financing.

INCOME (LOSS) FROM OPERATIONS

For the 12 months ended June 30, 2006 the loss from operations was $9,863,185 as compared to a loss of $4,347,365 for the 12 months ended June 30, 2005. The reason for the increased loss was mainly due to the increase in selling, general and administrative cost as previously discussed and professional fees paid to legal and accounting firms.

OTHER INCOME (EXPENSES)

Other expenses for the year ended June 30, 2006 totaled $2,668,958, as compared to $420,235 for the 12 months ended June 30, 2005. The increase was due mainly in three categories. The Company recognized a loss on derivative transactions of $637,050 as compared to $-0- for the 12 months ended June 30, 2005. In addition the Company recorded Interest Expense of $1,104,952 in fiscal year 2006 as compared to $35,261 in fiscal year 2005. Finally, the Company incurred financing fees of $1,036,766 in fiscal year 2006 as compared to $440,000 in fiscal year 2005. The increases in the interest and financing expense components are directly related to the costs of raising capital for the Company and an increase in debt financing compared to equity financing in the prior year. Such costs include the estimated fair market value of warrants issued in connection with various debt and equity financings.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the year ended June 30, 2006 was $14,549,581 as compared to a loss of $3,445,552 for the 12 month period ended June 30, 2005. As stated above, the main reasons for the increased loss during the period ended June 30, 2006 was mainly due to increased Selling, General and Administrative costs and Professional fees attributed to becoming a publicly-owned company and increased costs associated with raising capital for the Company. Additionally, writing down the deferred tax asset to its net realizable value contributed significantly to the net loss for the year.

NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS

For the year ended June 30, 2006, we had net (loss) available to common stockholders identical to the net loss of the Company.

LIQUIDITY AND CAPITAL RESOURCES
Cash balances totaled approximately $54,000 at October 31, 2006. At June 30, 2006 and 2005, our cash and cash equivalents totaled $155,423 and $96,257, respectively.

 Net cash used in operating activities was $5,169,950 in fiscal 2006, compared to $3,640,990 in fiscal 2005. The increase in cash used in operations was principally the result of the following items:

•	an increase in the net loss, which was $14,549,582 in the 2006 period, compared with $3,445,552 in the 2005 period;

•
an increase in the 2006 period of accounts payable and accrued expenses of $1,411,026, compared to an increase of accounts payable and accrued expenses in the 2005 period of $861,471, resulting in a net increase in cash used of $549,555; and

•	bad debt expense of $753,967 in the 2006 period, compared to $275,802 in the 2005 period;

impacted by the following non-cash items:

•	increased amortization and depreciation expense, which were $170,866 in the 2006 period, compared to $72,109 in the 2005 period;

•	increased common stock and stock rights issued for services, which were $4,877,341 in the 2006 period, compared to $485,362 in the 2005 period;

•	a loss on derivatives of $637,050 in the 2006 period that did not occur in the comparable period of 2005, and

•	a decrease in deferred tax asset of $2,017,438 in the 2006 period, compared to an increase in deferred tax asset of $1,322,048 in the 2005 period.

Net cash used in investing activities in fiscal 2006 was $869,492 compared to $2,064,993 in fiscal 2005. Net cash used in investing activities for the 2006 period was the result of the acquisition of equipment of $262,373, patent costs of $18,800 and software of $588,316. For the 2005 period, cash used in investing activities was comprised of issuance of notes receivable of $331,100, acquisition of equipment of $169,364, patent costs of $30,805, licenses of $600,000 and software of $933,724.

Net cash provided by financing activities was $6,098,608 in fiscal 2006 compared to $4,675,377 in fiscal 2005. Net cash provided by financing activities in fiscal 2006 was the result of proceeds from our line of credit of $751,929, the issuance of common stock and other equity transactions amounting to $2,525,000, and proceeds from notes payable of $3,457,557, offset by repayments of notes payable and a related party note payable, net, of $635,878. Net cash provided by financing activities in fiscal 2005 was principally due to proceeds from the issuance of common stock and other equity transactions in the amount of $5,151,000 and a related party note payable, net, of $235,905, offset by repayment of notes payable of $207,500, decreased proceeds from our line of credit amounting to $486,422, and adjustment to investor deposits of $17,606.

We have an immediate need for additional capital. We have been operating at a loss since inception and expect to continue to incur net losses for the foreseeable future as we continue to develop our products and technology. We have been funding our operations principally through borrowings and the sale of our securities and expect to continue doing so for the foreseeable future. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop our Trace location products, and to invest in new Trace technologies. These expenditures will necessarily precede the realization of substantial revenues from the sales of our products, if any, which may result in future operating losses.

As of October 31, 2006, we had cash balances of $54,235.87 and current liabilities of $5,518,756. Many of our current liabilities involve past due borrowings and accounts payable. We require additional financing as soon as possible in order to provide for these obligations and our other liquidity needs, as well as to satisfy our current business plan. We are seeking additional debt and/or equity financing but at the present time, have no commitments for any additional financing. There can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

GOING CONCERN CONSIDERATION

We have had continued losses in each of our years of operation and negative cash flow, and have had liquidity problems. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management’s plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial condition or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial condition, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

ITEM 7.    FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are included following the “Index to Financial Statements” contained in this Annual Report on Form 10-KSB. The audit of our consolidated financial statements at June 30, 2006, is in progress but was not completed in time to include audited consolidated financial statements and a Report of Independent Registered Public Accounting Firm in this Annual Report on Form 10-KSB. When the audit is completed and a Report of Independent Registered Public Accounting Firm is issued, we intend to file an amended Annual Report on Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. Based on that evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the three months ended June 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGMENT

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position

Keith R. Feilmeier	57	Chief Executive Officer, Principal Financial Officer, President and Chairman of the Board
Maurice Shanley (1)	61	Secretary and Treasurer, President of Trace Technologies, LLC
Steven Campisi	48	Director, President of Resilent LLC
Dennis Blackman	54	Director
Roy G. Breeling, Jr.	61	Director
Jerry Suess	59	Director
Darius Anderson	41	Director
Matthew Gohd	50	Director
____________________
(1) Mr. Shanley resigned as our Chief Financial Officer in May, 2006, to focus on his new position as the President of Trace Technologies, LLC.

The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

Keith R. Feilmeier - Chief Executive Officer, President, Principal Financial Officer and Chairman of the Board. Mr. Feilmeier has served the Company in various roles since July, 2004. He served as our Chief Executive Officer and President since July, 2004, and was our sole director from July, 2004 to March 20, 2006. Mr. Feilmeier has been the Chairman of the Board since March 21, 2006 and our Principal Financial Officer since May, 2006. In July, 2004, he was elected the Chairman of the Board. Prior to founding Gabriel Technologies, LLC, Mr. Feilmeier was one of the original founders and President of Gabriel Technologies Inc., a Delaware corporation.  Prior to his affiliation with Gabriel, Mr. Feilmeier was Director of Sales for the Midwest Region of ADT from 2000 to 2002. From 1997 to 1999 Feilmeier was Vice President of ISecureTrac Corp., a public company, which sells global positioning tracking services used on persons on probation, parole, and/or work release.  Mr. Feilmeier was also Owner/Executive Vice President of then start-up PSI, a pre-sorting mailing service company, which was eventually sold to Pitney Bowes. Prior to his PSI endeavor, Mr. Feilmeier was Owner/Executive Vice President for Electronic Media One, an outdoor advertising company.  Electronic Media One was sold to Pioneer Corporation, a Division of the Omaha World Herald and the McCarthy Group.

Maurice Shanley - Secretary and Treasurer, President of Trace Technologies, LLC. Mr. Shanley has served as our Secretary and Treasurer since July, 2004. He served as our Chief Financial Officer from July, 2004 to May, 2006. Mr. Shanley has served as the President of Trace Technologies, LLC since March 22, 2006. From March, 2001 until July, 2004, he was an accounting and financial consultant for RHI Management Resources, a consulting company. Mr. Shanley is a Certified Public Accountant with 28 years experience in a variety of business disciplines.  After several years in public accounting Mr. Shanley has worked in positions as Chief Financial Officer, Vice President Finance and as General Manager. He received his undergraduate degree from the University of Nebraska at Omaha and is a member of the Nebraska Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Steven Campisi - Director, President of Resilent LLC. Mr. Campisi was elected to the Board of Directors on March 21, 2006, for a one-year term. Mr. Campisi is the President of Resilent LLC and founder of Dataflo Corporation. Mr. Campisi has been utilizing innovative high-tech solutions to increase business efficiency for more than 20 years at Dataflo.

Dennis Blackman - Director. Mr. Blackman was elected of the Board of Directors on March 21, 2006, for a one-year term. Mr. Blackman is also the sole member of the Company’s Audit Committee. Since 1998, Mr. Blackman has worked with Blackman & Associates, P.C. and CBIZ Tax & Advisory Services of Nebraska, Inc., of which he is currently the President. Mr. Blackman has been involved in the accounting profession for the past 30 years. Mr. Blackman received both is an undergraduate and graduate degree in business from the University of Nebraska at Omaha.

Roy G. Breeling, Jr. - Director. Mr. Breeling was elected to the Board of Directors on March 21, 2006, for a one-year term. Mr. Breeling is also a member of the Company’s Compensation Committee. Since January, 2000, Mr. Breeling has worked with TTI Technologies, Inc, a company with primary interests in the energy and waste industries, as its Executive Vice President and General Counsel. From March, 2004 to March, 2005, Mr. Breeling served as the Chairman and Director for Oxford Ventures, Inc., a video game company. Mr. Breeling received his law degree from Creighton University School of Law.

Jerry Suess - Director. Mr. Suess was elected to the Board of Directors on March 21, 2006, for a one-year term. Since 1984, Mr. Suess has been the Chief Executive Officer of Nebraska Leasing Services, Inc., a capital equipment leasing company, which he founded in 1984. Mr. Suess is also the founder and director of JJ Development in South Carolina.  Mr. Suess just ended his term as director of Hilton Hotels in South Carolina.

Darius Anderson - Director. Mr. Anderson was elected to the Board of Directors on March 21, 2006, for a one-year term. Mr. Anderson is also a member of the Company’s Compensation Committee. Since 1999, Mr. Anderson has been the Chief Executive Officer of Platinum Advisors, LLC, a government relations and public affairs firm, and Kenwood Investments, LLC, a California private equity real estate development firm, both of which he found in 1999. Mr. Anderson has over 20 years experience in business, real estate and politics. Mr. Anderson is currently the master developer on the development of former Naval Base at Treasure Island, winning the exclusive rights to the project from the City and County of San Francisco in 1999. With Kenwood Investments, Mr. Anderson is the managing member of Treasure Island Enterprises, LLC and Treasure Island Community Development, LLC. Mr. Anderson is also the master developer for the Sacramento Docks, the Marketplace at Anaheim, and a transit oriented development in Contra Costa County, California.

Before founding Kenwood Investments, LLC and Platinum Advisors, LLC in 1999, Darius spent five years at The Yucaipa Companies as Chief of Staff and as Vice President of External Affairs for Ralphs Grocery Stores, Inc., a Fortune 500 company. During that time, Mr. Anderson was responsible for The Yucaipa Companies business developments, including property acquisition and development, government affairs, community relations, external corporate communications and public relations. As a Senior Member at The Yucaipa Companies he played an integral role in the real estate development of the River West Development in Sacramento. Mr. Anderson is currently the new Chair of the National Advisory Board at The Institute of Governmental Studies at UC California at Berkeley, a member of the Toigo Foundation’s Board of Directors, serves on the Board of Directors of the Jackie Robinson Foundation, and served as the Executive Director of the Ralphs/Food 4 Less Foundation. Mr. Anderson holds a BS degree in Marketing and Research Statistics from Brigham Young University.

Matthew Gohd - Director. Mr. Gohd was elected to the Board of Directors on September 13, 2006, for a one-year term. Mr. Gohd has been an active public and private equity investor for almost 30 years and advises several public companies on strategic and capital structure issues. Since 2001, Mr. Gohd has served as the Senior Managing Director of Pali Capital, Inc., (“Pali”), a SEC registered, execution-only brokerage firm. Mr. Gohd is the founder and board member of Pelion Financial, Inc, and was a founding board member of the Starlight Foundation of New York. Mr. Gohd has also served on the executive committee of the board of directors of eDiets.com, Iconic Brands and Onstage Entertainment. Additionally, Mr. Gohd served as Chairman of Bluestone Capital, an investment banking boutique, which originated over $1 billion in sole managed public offerings across technology, retail, biotech, and the internet, until its sale in 2001.

Pursuant to a letter agreement between the Company and Pali, Pali has the right to name one director to the Company’s Board of Directors. Mr. Gohd is the representative of Pali.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors operates with the assistance of the Audit Committee and the Compensation Committee. Due to the small size of our Board, we do not presently maintain a formal nominating committee. The entire Board participates in the process of nominating candidates for the Board of Directors.

The function of the Audit Committee is to oversee (i) the quality and integrity of the Company’s financial statements, (ii) compliance with legal and regulatory requirements, (iii) the selection of independent auditors, and (iv) the performance of the Company’s internal audit function and its independent auditors.

The Audit Committee held two meetings during the year ended June 30, 2006. James Moran resigned from the Audit Committee on August 31, 2006, upon his resignation as a director of the Company. Dennis Blackman was appointed to the Audit Committee on March 21, 2006, and is presently the sole member of the committee. The Board of directors has determined that Mr. Blackman is an “Audit Committee Financial Expert” for purposes of the SEC’s rules. The Board believes that Mr. Blackman meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

The Compensation Committee sets compensation policy and administers the Company’s cash and equity incentive programs for the purpose of attracting and retaining skilled executives who will enhance the Company’s performance and the long-term interests of our shareholders. The Committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company’s named executive officers, including stock compensation and bonuses. The Compensation Committee met two times during the 2006 fiscal year. Roy Breeling and Darius Anderson are the members of the Compensation Committee.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

All directors are elected by a plurality vote at the annual meeting of the shareholders, and shall hold office until the earlier of: his successor is elected and qualified; his resignation; his removal by the shareholders (by 2/3 affirmative vote of the shares issued and outstanding and entitled to vote); or his death. Any vacancy occurring in the board of directors may be filled by the vote of a majority of the directors then in office, though less than a quorum, or at a special meeting of stockholders called for that purpose. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office or until the earlier of: his successor is elected and qualified; his resignation; his removal from office by the stockholders; or his death.

Our executive officers are elected by our board of directors. Each officer shall hold office until the earlier of: his death; resignation or removal from office; or the election and qualification of his successor.

COMPENSATION OF DIRECTORS

It is our policy to pay each outside director $25,000 for each year of service, paid in quarterly installments. Additionally, Mr. Blackman will receive an additional $25,000 per year in consideration of his services rendered as the Chairman of the Audit Committee, and Mr. Breeling will receive an additional $25,000 per year in consideration of his services rendered as the Chairman of the Compensation Committee. We also reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings and will pay certain continuing education expenses for the directors.

In addition, we have granted stock and stock options to the directors to compensate them for their services. For the first year of service on the board, each independent director received 100,000 shares of common stock and an option to purchase 150,000 shares of our common stock at $1.00 per share. Our directors are also eligible to participate in the 2006 Equity Incentive Plan. For information regarding option grants to our employee directors, see “Item 10 - Executive Compensation.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph. Steven Campisi, Dennis Blackman, Roy Breeling, Jerry Suess, Darius Anderson and James Moran, who joined us a director in March 2006, each filed a late Form 3 in October 2006. Matthew Gohd, who joined us as a director in September 2006, filed a late Form 3 in October 2006. Keith Feilmeier filed a late Form 4 in November 2006 reporting four transactions, which should have been reported earlier. Maurice Shanley filed an amended Form 3 in October 2006 and a late Form 4 in October 2006 reporting seven transactions, which should have been reported earlier. James Moran, a former director, filed a late Form 4 in October 2006 reporting two transactions, which should have been reported earlier. Darius Anderson filed a late Form 4 in October 2006 reporting two transactions, which should have been reported earlier. Dennis Blackman filed a late Form 4 in October 2006 reporting two transactions, which should have been reported earlier. Roy Breeling filed a late Form 4 in October 2006 reporting two transactions, which should have been reported earlier. Jerry Suess filed a late Form 4 in October 2006 reporting two transactions, which should have been reported earlier. Matthew Gohd filed a late Form 4 in October 2006 reporting two transactions, which should have been reported earlier.

CODE OF ETHICS

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer, chief financial officer, chief technical officer and controller and others performing similar executive and financial functions at the Company. This code of ethics is posted on our website located at www.gabrieltechnologies.com. The code of ethics may be found as follows: From our main Web page, first click on “Investors” at the top of the page. Next, click on “Corporate Governance” on the left hand side. Finally, click on “Code of Ethics For Principal and Senior Financial Officers” at the bottom of the page. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth all compensation for each of the last three fiscal years awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of 2006 whose salary and bonus exceeded $100,000.00 for the year ended June 30, 2006, or who, as of June 30, 2006, was being paid a salary at a rate of at least $100,000.00 per year.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options

Keith R. Feilmeier	2006	$288,000	$0.00		1,500,000
Chief Executive Officer	2005	$288,000	$0.00
	2004	$250,000	$0.00

Maurice Shanley	2006	$175,000	$0.00		950,000
Chief Financial Officer	2005	$130,000	$0.00
	2004	$130,000	$0.00	$20,000(1)
____________________
(1) Represents the issuance to Mr. Shanley in 2004 of 200,000 shares of common stock valued at $20,000 as compensation.

Option Grants In The Last Fiscal Year

The following table sets forth information concerning individual grants of stock options made during the year ended June 30, 2006, to each of the named executive officers:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Keith R. Feilmeier	1,500,000	34.114%	$1.00	01-17-11

Maurice Shanley	950,000	21.606%	$1.00	01-17-11

Aggregate Options Exercised in 2006 and Year-End Option Values

The following table sets forth information as of June 30, 2006, concerning options held by the named executive officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Keith R. Feilmeier	—	—	1,500,000	—	—	—

Maurice Shanley	—	—	950,000	—	—	—

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Keith R. Feilmeier. On January 1, 2005, we entered into an employment agreement with Keith Feilmeier pursuant to which Mr. Feilmeier was retained as our Chief Executive Officer. The employment agreement has a three-year initial term, with automatic 12 month renewal terms unless terminated by either party upon forty-five days written notice prior to the end of the initial term or any renewal term. Pursuant to the employment agreement, Mr. Feilmeier was to receive an initial base salary of $250,000, with a $250,000 bonus be paid to Mr. Feilmeier upon a successful private placement and listing of the Company’s securities on a NASDAQ OTC Bulletin Board and warrants to purchase a certain number of shares of our common stock in the event certain performance goals were met. Mr. Feilmeier did not receive any bonus payments or warrants. The Company may terminate the agreement at any time for any reason or upon advance written notice if Mr. Feilmeier becomes permanently disabled.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on October 31, 2006, concerning shares of our common stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of October 31, 2006. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 37,407,7713 shares of common stock outstanding at October 31, 2006. The address for each of the directors and executive officers set forth below is c/o Gabriel Technologies Corporation, 4538 S. 140th Street, Omaha, Nebraska 68137.

3 Excludes 3,000,000 shares of the Company's common stock issued in the name of the Company and held by an investor as security for the Company's obligations to the investor.

	Shares Beneficially Owned
Person or Group	Number		Percent (%)

Keith R. Feilmeier	4,146,750	(1)	10.66%
Maurice Shanley	1,030,000	(2)	2.69%
Steven Campisi	0		*
Dennis Blackman	250,000	(3)	*
Roy G. Breeling, Jr.	250,000	(4)	*
Jerry Suess	2,125,000	(5)	5.66%
Darius Anderson	400,000	(6)	1.06%
Matthew Gohd	2,138,043	(7)	5.44%
All executive officers and directors as a group (8 persons)	10,339,793		24.37%
Nicholas Fegen	3,572,500	(8)	9.35%
Elliot Broidy	3,900,000	(9)	9.60%
____________________
*	Less than 1% of the class.
(1)
Includes (i) 446,750 shares of common stock held of record by his wife, Judith Feilmeier, (ii) an option to purchase 1,500,000 shares of common stock., and (iii) 2,200,000 shares of common stock held by Judith Feilmeier that were pledged pursuant to a pledge agreement dated April 15, 2005 between Judith Feilmeier and Equities First Holdings, LLC and delivered to Equities First Holdings, LLC. Upon repayment of the loan for which the 2,200,000 shares of common stock serve as collateral under the pledge agreement, Equities First Holdings, LLC is obligated to return the shares to Judith Feilmeier.

(2)	Includes (i) 50,000 shares held of record by his wife, Patricia Shanley, and (ii) an option to purchase 950,000 shares of common stock.
(3)	Includes an option to purchase 150,000 shares of common stock.
(4)	Includes an option to purchase 150,000 shares of common stock.
(5)
Includes (i) 1,975,000 shares held of record by Wayzata LLC, a South Dakota limited liability company controlled by Mr. Suess, 30 Widewater Road, Hilton Head Island, South Carolina, and (ii) an option to purchase 150,000 shares of common stock.

(6)	Includes (i) a warrant to purchase 50,000 shares of common stock, and (ii) an option to purchase 150,000 shares of common stock.
(7)	Includes (i) a warrant to purchase 1,769,043 shares of common stock, and (ii) an option to purchase 150,000 shares of common stock.
(8)	Includes warrants to purchase 786,250 shares of our common stock. Mr. Fegen’s address is 675 Southfork Drive, Waukee, IA 50263.
(9)
Includes (i) warrants to purchase 1,725,000 shares of our common stock, and (ii) 1,500,000 shares of common stock available upon conversion of a convertible promissory note. Mr. Broidy’s address is 1801 Century Park East, Suite 2150, Las Angeles, CA 90067.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Keith R. Feilmeier - Shareholder, Chairman and Chief Executive Officer.

OFFICER LOAN. Keith R. Feilmeier made loans to the Company totaling $426,145 from February 2005 through June 2005. On February 10, 2006, the Company executed a promissory note to Mr. Feilmeier in the amount of $75,000 due April 10, 2006 with simple interest at 9%. The note was not collateralized, but was deemed a full recourse note. The note was paid in full on March 8, 2006.

PIT CREW EXPRESS TRANSACTION. On June 4, 2004, Gabriel LLC entered into a retail distribution agreement to sell various WAR-LOK™ products through convenience stores throughout the United States. As part of the agreement, Gabriel LLC, purchased a $200,000 debenture from Pit Crew Express, convertible at Gabriel LLC’s option, into shares of Pit Crew Express common stock. Additionally, Gabriel LLC loaned Pit Crew Express $200,000 evidenced by a demand note.

On October 30, 2004, Mr. Feilmeier loaned $131,100 to Pit Crew Express on behalf of the Company. On November 22, 2004, the Company reimbursed Mr. Feilmeier for such amount. On December 7, 2004, Pit Crew Express executed a promissory note in favor of the Company in the amount of $131,100. The note bears interest at 12% and is secured by a marketing agreement with CMI Wireless and Pit Crew Express. As of June 30, 2006, Pit Crew Express owes the Company $531,100.

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against Pit Crew Express and others associated with the two outstanding notes receivable in the principal amounts of $200,000 and 331,000. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. As of June 30, 2006, potential collection efforts on the default judgment are being conducted in Texas.

Oxford Ventures, Inc. Transactions. On June 30, 2005, the Company borrowed $100,000 at 7% interest, due on August 29, 2005, from First Community Bank of Nebraska. The note was secured by a security agreement dated June 30, 2005 and a commercial pledge agreement dated June 30, 2005 from the Company, and personal guarantees from Mr. Feilmeier and Dennis D. Blackman. The loan was repaid with interest of $1,167 on August 25, 2005. Of the $98,500 advanced under the loan, $88,500 was paid to Mr. Feilmeier to reduce his loans to the Company. $10,000 was advanced to Oxford Ventures, Inc. and charged to Mr. Feilmeier’s loan account. The advance to Oxford was a personal transaction of Mr. Feilmeier and not a loan or advance by the Company.

At June 30, 2005, Oxford Ventures, Inc. (OXFV.OB) listed the same business address as the Company. Oxford Ventures shared no offices and the Company provides no services to Oxford Ventures. The president of Oxford Ventures, Daniel K. Leonard, is also a principle officer of Secure-Lok Distribution, LLC. Secure-Lok purchased $180,134 of the Company’s products in March 2005. In December 2005, Mr. Leonard was retained as a consultant to the Company. His consulting agreement has a term of two years with a monthly payment of $12,500.

Nicholas A. Fegen - Shareholder/Consultant.

INITIAL CONSULTING AGREEMENT. On July 27, 2004, the Company entered into a consulting and investment banking services agreement with Nicholas A. Fegen. Mr. Fegen agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Mr. Fegen would provide bona fide services to the Company. Services to the Company, throughout the term, included, but were not limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Mr. Fegen was to dedicate all of the necessary time and facilities required to perform under the consulting and investment banking services agreement. However, Mr. Fegen was only obligated to perform such services on a non-exclusive basis and was permitted to provide similar services to others provided they were not directly competitive with the Company’s businesses. The services to be provided by Mr. Fegen were not to be in connection with the offer or sale of securities in a capital-raising transaction, and were not to directly or indirectly promote or maintain a market for the Company’s securities.

The consulting and investment banking services agreement was cancelled on May 31, 2005. Mr. Fegen was issued 1,000,000 shares of the Company’s common stock as compensation for the cancellation of the agreement. There was no charge to operations for this transaction.

SUBSCRIPTION RECEIVABLE. On November 1, 2004, the Company issued 750,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $1,875,000. The Company received $380,000 in December 2004 from Mr. Fegen as partial payment of the note receivable and $650,000 in August 2005 from Mr. Fegen as partial payment of the note receivable.

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $625,000. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amounts of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to August 31, 2006. The aggregate amount outstanding and due on this note receivable as of June 30, 2006, is $1,470,000.

SECOND CONSULTING AGREEMENT. On November 23, 2005, the Company issued 1,500,000 shares of common stock valued at $.80 per share for a Consulting Services Agreement with Mr. Fegen, dated October 8, 2005. The shares have piggyback rights attached upon filing a registration. Pursuant to the consulting agreement, Mr. Fegen agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Mr. Fegen will provide bona fide services to the Company. Services to the Company throughout the term shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Mr. Fegen shall dedicate all of the necessary time and facilities required to perform under the consulting agreement. However, Mr. Fegen is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses. The services to be provided by Mr. Fegen will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

CTSL NOTE. The Company executed a $400,000 convertible promissory demand note (the “CTSL Note”) with CTSL Investment LLC, an Iowa limited liability company (“CTSL”), on December 23, 2005. CTSL is affiliated with Nicholas A. Fegen. The loan closed on January 9, 2006 and the Company netted $360,000 after a $40,000 discount for fees and expenses which were charged to operations. The CTSL Note provided for repayment of $400,000 plus 150% of the principal amount ($600,000 interest) by December 31, 2006 or upon demand by CTSL. The terms of the CTSL Note provided for repayment either in cash or 1,000,000 shares of the Company’s common stock.

In connection with the CTSL Note, the Company issued a warrant certificate to purchase at any time or from time to time up to the fifth anniversary of the date of the warrant (December 23, 2010) 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “CTSL Warrant”).

CTSL demanded repayment of the CTSL Note on March 10, 2006, and the Company issued 1,000,000 shares of its common stock upon conversion of the CTSL Note to Nicholas A. Fegen, individually.

The Company entered into certain other covenants and agreements with CTSL, as more fully set forth in the CTSL Note and CTSL Warrant. The foregoing description of the CTSL transaction is qualified in its entirety by the full text of the CTSL Note and CTSL Warrant which are attached as Exhibits.

NOTE PAYABLE. On February 14, 2006, the Company executed a promissory note with Mr. Fegen in the amount of $250,000. The note bore interest at 9% and matured on April 14, 2006. The note was not collateralized, but was deemed a full recourse note. In July 2006, the Company entered into a Debt Settlement Agreement and Release with Mr. Fegen whereby Mr. Fegen received 286,000 shares of common stock and a warrant certificate for 286,000 shares of common stock at an exercise price of $1.00 per share in exchange for canceling the note.

Jerry Suess - Shareholder/Director. Jerry Suess has provided and personally guarantees credit cards used by the Company. Total charges on the credit card accounts for the year ended June 30, 2006 were $669,876, with the highest monthly charges being $97,260. For the quarter ended June 30, 2006, $169,494 was charged and the highest monthly charges amounted to $71,937. Mr. Suess receives no compensation for the use of his credit cards.

Mr. Suess also is a principal in Nebraska Leasing. The Company leases a vehicle and office equipment from Nebraska Leasing. Lease payments to Nebraska Leasing totaled $45,218 and $28,709 for the years ended June 30, 2006 and 2005, respectively.

Matt Gohd - Shareholder/Director/Placement Agent Consultant. On September 13, 2006, the Board of Directors of the Company appointed Matt Gohd to fill a vacancy on the Board. Mr. Gohd is the representative of Pali Capital Inc. (“Pali”) on the Board. Gohd is a Principal and Senior Managing Director with Pali. Pursuant to a letter agreement between the Company and Pali dated March 22, 2005, Pali has the right to name one director to the Company’s Board of Directors.

Pursuant to the letter agreement, Pali has been hired as a representative of the Company to raise money for the Company by introducing it to investors to purchase the Company’s securities. Pali is entitled to a fee of 9% of the gross proceeds from any equity or debt financing procured by Pali. In addition, Pali is entitled to warrants to purchase common shares equal to 9% of the total face amount of any equity financing with an exercise price equal to the price at which the investors acquire such shares and with such other terms including registration rights and duration as any warrants issued to investors.

On March 22, 2006, the Company entered into a consulting agreement with Voyager Consulting LLC (“Voyager”) of which Mr. Gohd is a managing member. The Company retained the services of Voyager to assist the Company in the marketing and selling of its security products to a major retail chain. In exchange for these services, the Company agrees to pay a fee to Voyager equal to 5% of all the gross revenues received by the Company, directly or indirectly, from the sale of its security products to the retail chain stores. In addition to the fee, Voyager will be entitled to warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share at any time on or before the fourth anniversary of the consulting agreement if and when certain conditions are met.

Steven Campisi - Shareholder, Director, President of Resilent LLC. On January 19, 2006, the Company entered into an employment agreement with Steven Campisi, pursuant to which Mr. Campisi was retained as the President of Resilent. Pursuant to the employment agreement, Mr. Campisi cannot be terminated for any reason other than for “good cause” until January 18, 2008, after which time Mr. Campisi can be terminated at any time for any reason by the Company. Mr. Campisi is to receive an annual base salary of $175,000 and an option to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share. The option expires on January 18, 2011. The option does not vest until 2007, and the vesting schedule is based on the performance of Resilent. The agreement provides that all work product developed by Mr. Campisi during his course of employment shall be assigned to the Company, and that Mr. Campisi will not compete with the Company for a period of six months following his termination of employment with the Company.

ITEM 13.    EXHIBITS

1.1	First Plan of Liquidation of Princeton Video Image, Inc. (incorporated by reference to Exhibit 2 of the Company’s Form 8-K filed with the Commission on December 1, 2004)
2.1
Agreement and Plan of Reorganization between Gabriel Technologies Corporation and Gabriel Technologies (incorporated by reference to Exhibit 2 of the Company’s Form 8-K filed with the Commission on July 30, 2004)

2.2	Securities Exchange Agreement dated as of January 19, 2006, between the Company and Resilent, LLC* (1)
2.3	Plan of Exchange Agreement dated as of January 19, 2006, between the Company and Resilent, LLC* (2)
2.4	Asset Purchase Agreement dated as of July 25, 2006, between the Company, Trace Technologies, LLC and CSI Wireless, LLC*(3)
2.5	Letter Agreement dated August 4, 2006, between the Company, Trace Technologies, LLC and CSI Wireless, LLC*
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on September 17, 2001)
3.2
Certificate of Amendment dated July 20, 2004, implementing the reverse merger pursuant to the Bankruptcy Court Order Confirming First Modified Plan of Liquidation and filed with the Secretary of State of the State of Delaware on the 23rd day of July, 2004 (incorporated by reference to Exhibit 3.1.1 of the Company’s Form 8-K filed with the Commission on July 27, 2004)

3.3
Certificate of Amendment dated July 21, 2004, changing the Company’s name to Gabriel Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 23rd day of July, 2004 (incorporated by reference to Exhibit 3.1.2 of the Company’s Form 8-K filed with the Commission on July 27, 2004)

3.4	Bylaws (incorporated by reference to Exhibit 3 of the Company’s Form 8-K filed with the Commission on December 1, 2004)
4.1	Specimen Stock Certificate*
4.2	Promissory Note dated August 12, 2005, by Gabriel Technologies, LLC and Nebraska State Bank as modified by that certain Change in Terms Agreement dated August 12, 2006*
4.3	Promissory Note dated January 19, 2006, by the Company in favor of Resilent, LLC*
10.1	Lease Agreement dated as of December 2003, between Gabriel Technologies, LLC and M.D. Properties, L.L.C., as modified on May 6, 2004*
10.2	Employment Agreement dated as of March 31, 2004, between the Company and Maurice Shanley*(4)

10.3	Employment Agreement dated as of January 1, 2005, between the Company and Keith Feilmeier*(4)
10.4	Letter Agreement dated March 22, 2005, as modified, between the Company and Pali Capital, Inc.*
10.5	Form of Class A Warrant in connection with compensation for services pursuant to the Letter Agreement between the Company and Pali Capital, Inc. dated March 22, 2005*
10.6	Consulting Agreement dated as of June 1, 2005, between Hawk Associates, Inc., and the Company*
10.7	Lease Agreement effective as of August 1, 2005, between Resilent, LLC and SMWK LLC*
10.8	Promissory Note dated September 19, 2005, by Resilent, LLC in favor of American National Bank*
10.9	Consulting and Investment Banking Services Agreement dated as of October 8, 2005 between Nicholas Fegen and the Company*
10.10	Lease Agreement dated as of October 17, 2005, between the Company and Nebraska Leasing, Inc.*
10.11	Consulting Agreement dated as of December 6, 2005 between Daniel K. Leonard and the Company*
10.12	Lease Agreement dated as of December 19, 2005, between Trace Technologies, LLC and Nebraska Leasing Services, Inc.*
10.13	Promissory Note dated December 23, 2005, by the Company in favor of CTSL Investment LLC*
10.14	Class A Warrant Certificate dated December 23, 2005 between the Company and CTSL Investment LLC*
10.15	Convertible Senior Promissory Note Subscription Agreement dated January 6, 2006, by the Company in favor of Broidy Capital Management and Elliot Broidy*
10.16	Securities Exchange Agreement dated as of January 11, 2006, between Mutual Protective Insurance Company and the Company*
10.17
Amended and Restated License Agreement dated as of January 16, 2006, by and between Trace Technologies, L.L.C., and SnapTrack, Inc. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission)*

10.18	Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan dated January 19, 2006, between Steven Campisi and the Company*(4)
10.19	Employment Agreement dated as of January 19, 2006, between the Company and Steven Campisi*(4)
10.20	Consulting Agreement dated as of January 31, 2006 between Barry Nussbaum and the Company*
10.21	Promissory Note dated February 10, 2006, by the Company in favor of Keith R. Feilmeier*
10.22	Promissory Note dated February 14, 2006, by the Company in favor of Broidy Capital Management*
10.23	Promissory Note dated February 14, 2006, by the Company in favor of Nicolas Fegen*
10.24
Form of Board Member Letter dated February 20, 2006, provided to Mssrs. Anderson, Suess and Moran (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Commission on March 27, 2006)

10.25
Form of Board Member Letter dated February 20, 2006, provided to Mssrs. Blackman and Breeling (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed with the Commission on March 27, 2006)

10.26	Gabriel Technologies Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 13, 2006)(4)
10.27	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on March 13, 2006)(4)
10.28	Lease Agreement dated as of March 9, 2006 between the Company and Nebraska Leasing Services, Inc.*
10.29	Representation Agreement dated as of March 15, 2006, between the Company and Jefferson Consulting Group, and Notice of Termination dated October 19, 2006*
10.30	Consulting Agreement dated as of March 22, 2006, between the Company and Voyager Consulting, LLC*
10.31	Statement of Steven Campisi’s and Outside Directorship terms dated March 27, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed with the Commission on March 27, 2006)
10.32	Finder’s Agreement dated as of April 3, 2006, between the Company and Empire Financial Group, Inc.*

10.33	Form of Class A Warrant in connection with the Finder’s Agreement dated as April 3, 2006, between the Company and Empire Financial Group, Inc.*
10.34
Form of Securities Purchase Agreement dated as of June 5, 2006, between the Company and each of Smithfield Fiduciary, LLC, Cranshire Capital, LP, Rockmore Investments Master Fund Ltd and IROQUIS Master Fund Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on June 8, 2006)

10.35
Form of Registration Rights Agreement dated as of June 5, 2006, between the Company and each of Smithfield Fiduciary, LLC, Cranshire Capital, LP, Rockmore Investments Master Fund Ltd and IROQUIS Master Fund Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on June 8, 2006)

10.36
Form of Class A Warrant dated as of June 5, 2006, between the Company and each of Smithfield Fiduciary, LLC, Cranshire Capital, LP, Rockmore Investments Master Fund Ltd and IROQUIS Master Fund Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on June 8, 2006)

10.37
Form of Lock-Up Agreement dated as of June 5, 2006, between the Company and each of Smithfield Fiduciary, LLC, Cranshire Capital, LP, Rockmore Investments Master Fund Ltd and IROQUIS Master Fund Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on June 8, 2006)

10.38	Lease Agreement dated as of July 18, 2006, between Trace Technologies, LLC and Five Pilgrims, LLC*
10.39	Class A Warrant Certificate dated July 19, 2006 between the Company and Nicholas Fegen*
10.40	Debt Settlement Agreement and Release dated July 19, 2006, between the Company and Nicolas Fegen*
10.41	Amended and Restated Installment Note by Nicholas Fegen in favor of the Company, dated October, 2006*
21.1	Subsidiaries of Registrant*
____________________

*Filed herewith.
(1) As permitted by Item 601(b)(2) of Regulation S-B, the following exhibits are omitted, but will be provided to the Commission upon request:
•	Exhibit B - Intellectual Property
•	Exhibit C - Confidentiality, Intellectual Property and Nondisclosure Agreement.
(2) As permitted by Item 601(b)(2) of Regulation S-B, the following exhibits are omitted, but will be provided to the Commission upon request:
•	Exhibit A - Operating Agreement of Resilent, LLC
•	Exhibit B - Promissory Note
•	Exhibit C - Irrevocable Voting Proxy
(3) As permitted by Item 601(b)(2), the following exhibits and schedules are omitted, but will be provided to the Commission upon request:
•	Exhibit C-1 - Promissory Note
•	Exhibit C-2 - Promissory Note
•	Exhibit D - Onyx Capital Assets
•	Exhibit E - Onyx Manufacturing Package
•	Exhibit F - Share Pledge Agreement
•	Exhibit H - Seller’s Terms and Conditions for Products
•	Exhibit I - Bill of Sale
•	Schedule 2.1(a) - Liens
•	Schedule 2.1(b) - Consents and Approvals
•	Schedule 2.1(c) - Intellectual Property
(4) Signifies a management agreement or compensatory plan or arrangement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by Williams & Webster, P.S., the Company’s independent registered public accountants, for the fiscal years ended June 30, 2006 and 2005 are set forth below.

	Fiscal Year Ended June 30,
	2006	2005
Audit Fees	$88,965.25	$36,980
Audit Related Fees	$4,887.50	$9,451
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$93,852.75	$46,431

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year-end audit of the consolidated financial statements. Audit Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees. Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning. All Other Fees include any other fees charged by the Company’s auditors that are not otherwise specified.

The Audit Committee preapproves all audit and permissible non-audit services to be provided by the Company’s independent registered public accountants and the estimated fees for these services. None of the services provided by the independent registered public accountants that are described above were approved by the Audit Committee pursuant to a waiver of the preapproval requirements of the SEC’s rules and regulations.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABRIEL TECHNOLOGIES CORPORATION

DATE: November 15, 2006	By:	/s/ Keith R. Feilmeier
Keith R. Feilmeier President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Keith R. Feilmeier	President, Chief Executive Officer and Director (principal executive officer and principal financial and accounting officer)	November 15, 2006
Keith R. Feilmeier

Director
Steven Campisi

/s/ Dennis Blackman	Director	November 15, 2006
Dennis Blackman

/s/ Roy G. Breeling, Jr.	Director	November 15, 2006
Roy G. Breeling, Jr.

Director
Jerry Suess

/s/ Darius Anderson	Director	November 15, 2006
Darius Anderson

/s/ Matthew Gohd	Director	November 15, 2006
Matthew Gohd

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2006 and 2005	F-1 to F-2
Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005	F-3
Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005	F-4 to F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2006 and 2005	F-6 to F-10
Notes to the Unaudited Consolidated Financial Statements	F-11 to F-39

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Year Ended June 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$155,423	$96,257
Accounts receivable, net	268,123	318,196
Inventory	1,437,634	1,126,925
Notes receivable, net	—	583,545
Accrued interest receivable	—	—
Note receivable from related party	14,576	—
Prepaid expenses and deposits	95,990	47,789
Total Current Assets	1,971,746	2,172,712

OTHER ASSETS
Equipment, net	1,164,692	354,699
Patents, net	111,610	61,493
Licenses, net	9,439,598	9,775,453
Goodwill	1,861,542	1,517,792
Proprietary technology	4,586,768	1,813,938
Deferred tax asset	—	2,017,438
Other assets	68,313	59,516
Total Other Assets	17,232,523	15,600,329

TOTAL ASSETS	$19,204,269	$17,773,041

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Year Ended June 30,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,909,625	$1,005,318
Accrued expenses	226,336	61,725
Line of Credit	851,929	—
Note payable to bank	—	100,000
Note payable to related party	—	235,905
Notes payable	2,088,082	—
Discount on notes payable	(495,783)	—
Derivative liability	1,234,350	—
Current portion of long-term notes and leases	113,720	12,271
Other Liabilities	249,450	387,000
Total Current Liabilities	6,177,709	1,802,219

Note payable to bank	189,651	—
Capital lease obligations	268,493	33,481
Total Liabilities	6,635,853	1,835,700

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares 36,397,321 authorized, and 24,916,971 shares issued and outstanding, respectively	36,397	24,917
Additional paid-in capital	34,384,005	22,864,828
Subscriptions receivable	(2,470,000)	(2,120,000)
Accumulated deficit	(19,381,986)	(4,832,404)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,568,416	15,937,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,204,269	$17,773,041

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Year Ended June 30,
	2006	2005

REVENUES	$1,241,773	$921,976

COST OF GOODS SOLD	889,007	573,244

GROSS PROFIT	352,766	348,732

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	9,598,593	4,244,427
Professional fees	617,358	451,670
Total Expenses	10,215,951	4,696,097

LOSS FROM OPERATIONS	(9,863,185)	(4,347,365)

OTHER INCOME (EXPENSE)
Interest income	104,168	34,539
Financing expense	(1,036,767)	(440,000)
Gain from disposal of subsidiary	—	22,500
Loss from change in derivative liability	(637,050)	—
Interest expense	(1,104,951)	(35,261)
Other	5,641	(2,013)
Total Other Income (Expense)	(2,668,959)	(420,235)

LOSS BEFORE TAXES	(12,532,144)	(4,767,600)

BENEFIT (PROVISION) FOR TAXES	(2,017,438)	1,322,048

NET LOSS	$(14,549,582)	$(3,445,552)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	(0.50)	(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	29,388,855	20,310,489

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Year Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(14,549,582)	$(3,445,552)
Adjustments to reconcile net income to net cash used by
operating activities:
Amortization/Depreciation expense	170,866	72,109
Gain from disposal of subsidiary	—	(22,500)
Common stock issued for services	1,845,189	235,362
Stock rights issued for services	3,032,152	250,000
Loss on derivatives	637,050	—
Bad debt expense	753,967	275,802
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(48,201)	(42,789)
Other assets	(8,797)	34,663
Accounts receivable	(18,154)	(260,943)
Accrued interest receivable	(102,195)	(29,945)
Inventory	(310,709)	(422,929)
Deferred tax asset	2,017,438	(1,322,048)
Increase (decrease) in:
Accounts payable	1,246,415	799,746
Accrued expenses	164,611	61,725
Other liabilities	—	176,309
Net cash used by operating activities	(5,169,950)	(3,640,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	—	(331,100)
Acquisition of equipment	(262,376)	(169,364)
Patent costs	(18,800)	(30,805)
Licenses	—	(600,000)
Software	(588,316)	(933,724)
Net cash used by investing activities	(869,492)	(2,064,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	751,929	(486,422)
Adjustments to investor deposits	—	(17,606)
Proceeds from stock and equity transactions	2,525,000	5,151,000
Proceeds from notes payable	3,457,557	—
Payment of notes payable	(385,396)	(207,500)
Payment of related party note payable, net	(250,482)	235,905
Net cash provided by financing activities	6,098,608	4,675,377

Net increase/(decrease) in cash and cash equivalents	59,166	(1,030,606)

Cash and cash equivalents beginning of period	96,257	1,126,863

Cash and cash equivalents end of period	$155,423	$96,257

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$378,834	$29,619

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Year Ended June30,
	2006	2005
NON-CASH INVESTING AND FINANCING TRANSACTION
Notes payable for license	$—	$307,500
Notes payable for equipment	$122,602	$300,150
Common stock issued for services	$1,845,189	$409,110
Investment deposits converted to stock	$—	$7,412,030
Common stock issued in acquisition	$7,593,750	$4,900,000
Stock rights issued for services	$3,755,302	$250,000
Common stock issued for debt conversion	$1,000,000	$37,500
Other liabilities from deferred licenses agreements	$—	$200,000
Common stock issued for subscription receivable	$1,000,000	$—
Receipt of treasury stock for property subject to debt	$—	$225,000
Gain from disposal of subsidiary	$—	$22,500
Investment exchanged for debt retirement	$—	$50,000
Cash advance exchanged for debt retirement	$—	$32,109

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Pre-merger capitalization-Princeton Video:
Surviving Princeton Video Shares	61,626	—	—	—	—	—	—	—
Rounding	1,758	—	—	—	—	—	—	—
Debtor in possession holders	200,000	—	—	—	—	—	—	—
Original Princeton shares outstanding in bankruptcy	263,384	—	—	—	—	—	—	—
Stock issued for note payable taken subject to bankruptcy court	443,750	—	—	—	—	—	—	—
	707,134	—	—	—	—	—	—	—
Warrants issued under bankruptcy agreements, $25 exercise price, no fair market value	—	—	5,500,000	—	—	—	—	—
Total shares and warrants from Princeton Video	707,134	$707	5,500,000	$(707)				—
Gabriel Technologies, LLC conversion merger shares	10,000,000	$10,000	—	$2,727,972	—	—	(1,386,852)	1,351,120
Balance, June 30, 2004	10,000,000	10,000	—	2,727,265	—	—	(1,386,852)	1,350,413
Common stock issued for note receivable at $1.00 per share	137,500	138	—	137,362	—	—	—	137,500
Common stock issued in acquisition	50,000	50	—	49,950	—	—	—	50,000

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Common stock issued for investments at $2.80 per share	1,250,000	1,250	—	3,498,750	—	—	—	3,500,000
Common stock issued for cash at an average of $1.20 per share	3,297,822	3,297	—	3,863,866	—	—	—	3,867,163
Cost associated with equity financing	—	—	—	(552,260)	—	—	—	(552,260)
Common stock issued for subscription receivable at $2.50 per share	750,000	750	—	1,874,250	—	(1,875,000)	—	—
Cash received from subscription receivable	—	—	—	—	—	380,000	—	380,000
Common stock issued for services at an average of $0.31 per share	1,648,860	1,649	—	511,177	—	—	—	512,826
Warrants exercised at $2.00 per share	2,307,250	2,308	(2,307,250)	4,612,193	—	—	—	4,614,501
Common stock issued for acquisition at $2.80 per share	1,750,000	1,750	—	4,898,250	—	—	—	4,900,000
Warrants exercised for services at $0.10 per share	2,500,000	2,500	(2,500,000)	247,500	—	—	—	250,000

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Common stock issued for subscription receivable at $2.50 per share	250,000	250	—	624,750	—	(625,000)	—	—
Common stock reacquired in disposal of subsidiary	(100,000)	—	—	—	(225,000)	—	—	(225,000)
Common stock issued for repurchase of license rights at $2.16 per share	250,000	250	—	539,750	—	—	—	540,000
Cancellation of treasury shares	—	(100)	—	(224,900)	225,000	—	—	—
Common stock issued for equity financing at $0.83 per share	70,000	70	—	57,680	—	—	—	57,750
Miscella-neous corrections and adjustments	48,405	48	—	(48)	—	—	—	—
Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(3,445,552)	(3,445,552)

Balance, June 30, 2005	24,916,971	24,917	692,750	22,864,828	—	(2,120,000)	(4,832,404)	15,937,341

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Warrants exercised at $1.00 per share	600,000	600	(600,000)	599,400	—	—	—	600,000
Cancellation of Section 1145 warrants	—	—	(92,750)	—	—	—	—	—
Cash received from subscription receivable	—	—	—	—	—	650,000	—	650,000
Common stock issued for services at $0.80 per share	1,500,000	1,500	—	1,198,500	—	—	—	1,200,000
Common stock issued for acquisition at $1.00 per share	4,593,750	4,594	—	4,589,156	—	—	—	4,593,750
Common stock issued for equity financing at $1.00 per share	3,275,000	3,275	—	3,271,725	—	(1,000,000)	—	2,275,000
Common stock issued for services at $1.38 per share	500,000	500	—	689,500	—	—	—	690,000
Common stock issued for conversion of note payable at $1.00 per share	1,000,000	1,000	—	999,000	—	—	—	1,000,000
Common stock issued for services at $1.10 per share	40,755	41	—	44,790	—	—	—	44,831

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Miscellaneous corrections and adjustments	(29,155)	(30)	—	30	—	—	—	—
Fair value of stock options issued for services	—	—	—	2,259,855	—	—	—	2,259,855
Fair value of warrants issued for services	—	—	—	77,646	—	—	—	77,646
Fair value of warrants issued with debt financing	—	—	—	789,575	—	—	—	789,575
Equity eliminated in consolidation	—	—	—	(3,000,000)	—	—	—	(3,000,000)
Net loss for the year ended June 30, 2006	—	—	—	—	—	—	(14,549,582)	(14,549,582)

Balance at June 30, 2006	36,397,321	$36,397	—	$34,384,005	$—	$(2,470,000)	$(14,549,582)	$12,568,416

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gabriel Technologies Corporation (the “Company”) is the holding company for two wholly-owned and one majority-owned subsidiary. The Company was originally incorporated in 1990 as Princeton Video Image, Inc., a Delaware corporation. In 2004, Princeton Video Image, Inc. filed for Chapter 11 Bankruptcy and emerged as a reorganized company on June 10, 2004. On July 23, 2004, the Company changed its name to Gabriel Technologies Corporation. On July 29, 2004, the Company entered into a share exchange with Gabriel Technologies, LLC, a Nebraska limited liability company (“Gabriel LLC”), which became a wholly-owned subsidiary of the Company.

Gabriel LLC designs, develops, produces, markets and supports a proprietary series of advanced locking systems under the WAR-LOK™ name. These locking devices are primarily used for securing shipping containers and trailers used in the railroad and trucking industries. Gabriel LLC sells the WAR-LOK™ series products through a direct sales force and a network of qualified distributors in specific vertical industries. Gabriel LLC originally had a year ended December 31 and adopted a June 30 fiscal year end in 2004.

In November 2004, the Company acquired a controlling interest in Trace Technologies, LLC, a Nevada limited liability company (“Trace”). Trace is a wholly-owned subsidiary of the Company. See Note 9.

In January 2006, the Company acquired a controlling interest in Resilent LLC d/b/a Digital Defense Group, a Nebraska limited liability company (“Resilent”). Resilent is a majority-owned subsidiary of the Company. See Note 9.

The audit of Gabriel Technologies Corporation’s consolidated financial statements at June 30, 2006, is in progress but was not completed in time to include audited consolidated financial statements and a Report of Independent Registered Public Accounting Firm in this Annual Report on Form 10-KSB. When the audit is completed and a Report of Independent Registered Public Accounting Firm is issued, Gabriel Technologies Corporation intends to file an amended Annual Report on Form 10-KSB.

NOTE 2 - SUMMARY OF CRITICAL ACCOUNTING POLICIES

This summary of critical accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and have been consistently applied.

Accounting Method

The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses for the years ended June 30, 2006 and June 30, 2005, were $143,432 and $61,376, respectively.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amount that will not be collected. On a periodic basis, the Company reviews its accounts receivable balances and considers the need for an allowance for doubtful accounts based on the Company’s past and expected collections and current credit conditions. Accounts Receivable consists of the following items at June 30, 2006 and June 30, 2005:

	June 30,
	2006	2005
Accounts receivable	$328,123	$478,998
Allowance for uncollectible accounts	$(60,000)	$(160,802)
	$268,123	$318,196

At June 30, 2006, 100% of the Company’s accounts receivable balance serves as collateral for Gabriel LLC’s line of credit with Nebraska State Bank. See Note 7.

The Company’s bad debt expense related to its accounts receivable for the year ended June 30, 2006 and June 30, 2005 was $68,227 and $160,802, respectively.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. Such cash equivalents include letters of credit entered into for the benefit of certain vendors. The Company maintains its cash in bank accounts, which may at times exceed federal insured limits and in money market accounts that are not federally insured.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (Continued)

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of June 30, 2006, the estimated fair value of the Company’s derivative liability was $1,234,350. The estimated fair value of the debt features was determined using the Black-Scholes Model. The model uses several assumptions including: historical stock price volatility (65%), risk-free interest rate (4.00%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. There was a decrease in the market value of the Company’s common stock to $.95 at June 30, 2006 from $1.35 at March 31, 2006.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings/loss per share. Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share. Although there were common stock equivalents outstanding at June 30, 2006, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Economic Dependencies

The Company purchases its products from six major suppliers which provided approximately 60% of its total purchases for the year ended June 30, 2006.

The Company had ten major customers for the year ended June 30, 2006, which comprise approximately 73% of its sales.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006 and 2005.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s unaudited consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. See Note 11.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis. See Note 3.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 5.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority owned subsidiary after elimination of intercompany accounts and transactions. Wholly-owned subsidiaries of the Company are Trace and Gabriel LLC. The majority owned subsidiary is Resilent. See Note 9.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operation

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition

Products are shipped freight on board (FOB) shipping point and title passes upon shipment. The Company recognizes revenue from sales when there is persuasive evidence that a sales arrangement exists, delivery has occurred, the Company’s price to the buyer is determinable and collectibility is reasonably assured.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Warranty Reserve

Gabriel LLC offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products. At June 30, 2006 and 2005, $9,789 and $10,122, respectively has been reserved for warranty related expenses.

NOTE 3 - INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. As of June 30, 2006, the Company has not incurred losses from write-downs to market.

Inventories at June 30, 2006 and 2005 consist of the following:

	June 30,
	2006	2005
Materials	$822,320	$675,476
Finished goods	615,314	451,449
	$1,437,634	$1,126,925

As of June 30, 2006, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing. See Note 7.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at June 30, 2006 and 2005.

	June 30,
	2006	2005
Notes receivable	$668,600	$668,600
Accrued interest receivable	132,140	29,945
Allowance for uncollectible notes	(800,740)	(115,000)
	$—	$583,545

As of June 30, 2006, the Company has notes receivable of approximately $668,600 for funds advanced to various parties, which are due at various dates during the fiscal year ending June 30, 2006. These notes bear interest between 8% and 12% and interest in the amount of $132,140 has been accrued through June 30, 2006. See Notes 13 and 14.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES RECEIVABLE (CONTINUED)

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against various defendants associated with two outstanding notes receivable in the principal amounts of $200,000 and $331,100. At June 30, 2006, the Company increased its allowance for uncollectible accounts to $800,740.

The Company has recognized $685,740 and $115,000 as a component of its bad debt expense for the years ended June 30, 2006 and 2005 for uncollectible notes receivable.

NOTE 5 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost or at the present value of future minimum lease payments for capitalized lease obligations. Depreciation is calculated using the straight-line method over a period of three to seven years. The following is a summary of property, equipment and accumulated depreciation at June 30, 2006 and 2005:

	June 30,
	2006	2005
Equipment	$639,464	$250,574
Furniture and fixtures	141,148	34,452
Tools and dies	212,450	77,886
Leasehold improvements	234,393	—
Proprietary technology	146,607	68,605
	1,374,062	431,517
Accumulated depreciation	(209,370)	(76,818)
	$1,164,692	$354,699

Depreciation expense for the years ended June 30, 2006 and June 30, 2005, was $134,251 and $56,837, respectively.

Capital leases

The Company has entered into various lease agreements for furniture and equipment. These leases are considered capital leases and are amortized over the estimated life of the assets. The terms of the leases are from 24 to 60 months with monthly payments of $709 to $5,847 including sales tax. The total payments including any bargain buyout is $468,927.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout is $65,660.

The following summarizes the Company’s leased property under capital leases included in major asset classes:

	June 30,
	2006	2005
Equipment	$277,966	$44,987
Furniture and fixtures	93,245	14,104
Leasehold improvements	234,393	-
	605,604	59,091
Accumulated depreciation	(52,385)	(14,347)
	$553,219	$44,744

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 and expects that the application of the nonamortization provision of SFAS No. 142 will result in no change to the Company’s results of operations.

Pursuant to SFAS No. 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Impairment testing under SFAS No. 142 involves a two-phase testing process. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill and/or intangible asset is not considered impaired and no additional analysis is required. At June 30, 2006 the Company’s analysis has determined that there is no impairment in the recorded value of goodwill or intangible assets with indefinite lives.

Goodwill

Gabriel LLC entered into an asset acquisition with Gabriel Technologies, Inc. in April 2003. In allocating the purchase price, Gabriel LLC assigned $1,517,792 to goodwill. In January 2006, the Company purchased 59.8% of Resilent and assigned $343,750 to goodwill. See Note 9. Goodwill is reviewed annually by management for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

Patents and Trademarks

Costs relating to the purchase of patents and trademarks are capitalized and amortized using the straight-line method over 17 years, representing the estimated life of the assets.

The following is a summary of the patents and trademarks at June 30, 2006 and 2005:

	June 30,
	2006	2005
Patents and Trademarks	$122,898	$65,825
Accumulated amortization	(11,288)	(4,332)
	$111,610	$61,493

For the years ended June 30, 2006 and June 30, 2005, the Company incurred amortization expense related to the patents and trademarks of $6,423 and $2,366, respectively.

Licenses

The Company has paid $200,000 for an exclusive license to use A-GPS in the transportation business sector. Under an agreement with Locate Networks, Inc. (“Locate”), the Company will use this technology in its product. This license was allocated to Trace. Trace will also be paid royalties for each device it sells. This agreement is in force for 10 years. The license fee of $200,000 will be amortized over 10 years. For the years ended June 30, 2006 and 2005, no royalties were paid or accrued.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Licenses (Continued)

Resilent entered into a license agreement with RF Laboratories, Inc. for which RF Laboratories, Inc. grants to the Company a non-exclusive, worldwide, paid-up, royalty-free, perpetual, non-transferable license to use the RD technology to make, have made, use and sell products. As of June 30, 2006, the Company has made payments totaling $25,000 to RF Laboratories. RF Laboratories is under no obligation to provide any support or maintenance to the Company or to any third party with respect to the RD technology. RF Laboratories retains the right to make, have made, use, improve, and sell products using the RD technology.

For the years ended June 30, 2006 and 2005, the Company incurred amortization expense related to the tracking and Micro RX licenses of $20,309 and $17,091, respectively.

With the acquisition of Trace, the Company recorded $9,393,358 in intangible assets related to the SnapTrack license. See Note 9. The SnapTrack license has a perpetual life and is subject to annual impairment testing. On January 16, 2006, the Company entered into an amended and restated license agreement with SnapTrack. The new agreement resulted in $342,108 reduction in deferred payments included in the original agreement. At June 30, 2006, pursuant to testing in accordance with SFAS No. 142, the Company believes that the value ascribed thereto has not been impaired.

The SnapTrack license agreement, for Assisted Global Positioning, (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace Technologies has expensed $100,000 per year for the years ended June 30, 2006 and 2005.

	June 30,
	2006	2005
Tracking license	$200,000	$200,000
RD technology license	25,000	—
SnapTrack License	9,051,250	9,393,358
Airtime agreements	150,000	150,000
Manufacturing engineering agreement	50,000	50,000
Other	2,798	—
Accumulated amortization	(39,450)	(17,905)
	$9,439,598	$9,775,453

Proprietary Technology

In accordance with SFAS 86, the Company has capitalized costs incurred for the development of software, after technological feasibility has been established. Costs are capitalized and stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No amortization expense has been recorded at June 30, 2006. The Company intends to commence amortization when the internally-developed software is placed into service.

SFAS 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed as a separate product or as part of a product or process. SFAS 86 applies to computer software developed internally and to purchased software. The Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technology feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of cost or net realizable value.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Proprietary Technology (Continued)

SOP 98-1 addressed Accounting for the Costs of Computer Software Developed or Obtained for Internal Use where SFAS 86 addressed the costs of software intended to be sold. SOP 98-1 requires companies to capitalize and amortized the costs associated with developing or obtaining software for internal use. For computer software intended for internal use, AcSEC specifies that there are three stages to software development and use:

The preliminary project stage
The application development stage
The post-implementation stage.

Since the technology Trace acquired from Locate had met the definition of “technological feasibility,” the company is in the “Application Development Stage”. At that point, the costs incurred to develop or obtain computer software for internal use must be capitalized and accounted for as a long-lived asset. Specifically, capitalization would begin when the following conditions are met:

(i)	The preliminary project stage has been completed, and

(ii)
Management with the relevant authority, explicitly or implicitly, authorizes and commits to funding a computer software project and believes it is probable the project will be completed and software will be used to perform the intended function.

Trace’s board of managers entered into a software development contract in August 2004 that was completed in February 2006 and turned over to Trace’s information technology group.

Capitalization would cease no later than the point at which the software is substantially complete, including all necessary testing, and ready for use. The costs of testing as well as installing the software are capitalizable. Trace substantially completed testing and installation of the software in the fourth quarter of year ended June 30, 2006, and offered its location based services for commercial sale in the first quarter of 2007.

The capitalized costs included:

(i)	External direct costs, (third party contractors) materials and services consumed in developing the internal use software.

(ii)	Payroll and pay-roll related costs for employees directly associated with and who devoted time to the internal use project, and interest costs capitalized in accordance with SFAS No. 34.

(iii)	No General or Administrative costs, overhead or training costs were capitalized.

In accordance with SOP 98-1, management with relevant authority did contract with a company to write Location Based Services software and acquired the manufacturing agreement and contracted for devices to be manufactured. It also entered into agreements with wireless carriers for airtime agreements and entered into agreements with Application Service Providers who were authorized to resell Trace’s Location Services. Software costs were therefore capitalized as required by SOP 98-1.

	June 30,
	2006	2005
Website	$45,074	$45,074
Location services software	2,273,426	1,768,964
Factor4TM Biocard	2,278,252	—
Accumulated amortization	(9,883)	(17,905)
	$4,586,869	$1,814,038

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at June 30, 2006 and June 30, 2005:

	June 30,
	2006	2005
Note payable to bank, interest at 7%, maturing August
2005, collateralized by all Company assets	$—	$100,000

Note payable to an Officer and Director, interest at 2%,
maturing June 30, 2006, uncollateralized, see Note 13	—	235,905

Line of credit payable, interest at prime plus 2%, collateralized
by all Company assets	851,929	—

Notes payable	677,500	—

Convertible note payable to related party with attached warrants, interest rate at 9%, due January 6, 2007	1,000,000	—

Notes payable to related party, interest rate at 9%, due April 14, 2006	200,000	—

Note payable to related party, interest rate at 9%, due August 31, 2006 (see notes 13 and 14)	210,582

Convertible note payable to related party - CTSL	—	—
	2,088,082	—

Derivative on note payable	1,234,350	—

Discount on notes payable	(495,783)	—
	3,678,578	335,905

Long-Term Notes Payable and Capitalized Leases
Note payable to bank, interest at prime plus 1.5%, maturing
August 31, 2010, collateralized by assets of Resilent LLC	234,554	—

Capital lease liability, (see note 12)	337,310	45,752
	571,864	45,752
Less current portion	(113,720)	(12,271)
	$458,144	$33,481

Line of Credit

On August 12, 2005, the Company entered into a financial arrangement with a commercial bank for a revolving line of credit. The maximum credit facility under this arrangement is $1,500,000 and matures on August 12, 2006. At June 30, 2006, $851,929 has been utilized. On August 12, 2006, the bank extended the maturity date for the revolving line of credit until November 14, 2006. See Note 14.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Notes Payable

During the year ended June 30, 2006, the Company issued notes to third parties. The interest rates on these notes vary from 9% to the principal amount of note plus 15%. As a part of several of these financing transactions, the Company also issued warrants to purchase shares of its common stock at an exercise price of $1.00.

	Notes		Warrants
Note date	Amount	Due date	Number	Exercise Price	Expiration date
April 3, 2006(1)	$50,000	September 4, 2006	$25,000	$1.00	December 30, 2009
April 28, 2006(1)	$50,000	September 4, 2006	$25,000	$1.00	December 30, 2009
April 28, 2006(2)	$115,000	October 31, 2006	$—	$—	—
May 5, 2006(1)	$75,000	September 4, 2006	$75,000	$1.00	December 31, 2009
May 10, 2006(2)	$86,250	October 31, 2006	$—	$—	—
May 11, 2006(1)	$100,000	September 4, 2006	$50,000	$1.00	December 31, 2009
May 22, 2006(2)	$201,250	October 31, 2006	$—	$—	—
____________________
(1) Interest rate 9%, note discounted for value of attached warrants.
(2) Note obligation of principal amount plus 15%. Discount on note accreted over term of note. No warrants attached.

Proceeds from these financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the note on the financial statements. The fair value of the warrants at the date of issuance have been classified as a discount to the notes and a component of additional paid in capital. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with using the closing price of the Company’s stock on the date of issuance and the respective exercise price, the remaining life of the warrant, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (65%), risk-free interest rate (4.00%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.

The debt discount is being accreted using the effective interest method over the term of the note. For the year ended June 30, 2006, the Company accreted $457,425 of debt discount related to the notes.

The following table summarizes fair value of the warrants at the date of issuance, related accretion during the period, and remaining unamortized discount at June 30, 2006.

Warrant Issue Date	Number	Discount at issuance(1)	Accretion	Discount at June 30, 2006

April 3, 2006	25,000	$17,250	$8,860	$8,390
April 28, 2006	25,000	$16,500	$7,159	$9,341
April 28, 2006	—	$15,000	$4,849	$10,151
May 5, 2006	75,000	$50,250	$16,199	$34,051
May 10, 2006	—	$11,250	$3,140	$8,109
May 11, 2006	50,000	$29,000	$11,217	$17,783
May 22, 2006	—	$26,250	$6,000	$20,250
	Discount on convertible note payable			387,708
				$495,783
____________________
(1) Discount is equal to estimated fair value of warrants as applicable.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Convertible Note Payable to Related Party

On January 11, 2006, the Company closed on a $1,000,000 funding of a senior convertible promissory note (the “Broidy Note,” which was one component of the “Broidy Transaction”) with Broidy Capital Management (“Broidy”). The Broidy Note was effectively a consolidation of a prior $200,000 convertible promissory note dated December 9, 2005, and the extension of an additional $800,000 credit, minus $25,000 in non-accountable expenses.  The Broidy Note bears interest at 9% per annum.  The maturity date of the Note is January 6, 2007. The Broidy Note is subject to acceleration under certain conditions. Interest due for the first quarter was paid on April 11, 2006. No additional interest has been paid as of June 30, 2006. As of June 30, 2006, the Company is in default under the Broidy Note.

In connection with the Broidy Note, the Company issued a warrant (the “Broidy Warrant”) to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to reduction based on certain earnings metrics set forth in a Letter Agreement between Broidy and the Company.  Unless terminated earlier or extended under a most favored nations clause, the expiration date of the Broidy Warrant is November 30, 2009.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” the fair value of the conversion warrants issued under the Broidy Transaction have been reported as a liability. On the Effective Date, the conversion feature had a value of $240,600 and the warrants had a value of $356,700 which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of two years, estimated volatility of 65% and a risk free interest rate of 4%. On the date of the Broidy Note, the Broidy Note had a net value of $377,800 or the difference between the proceeds and the value of the warrants and conversion features. The conversion features and warrants are considered derivative financial instruments and will be marked to fair value on a quarterly basis. Any changes in the fair value of the conversion features and warrants will be recorded through the Consolidated Statement of Operations as other income (expense). For the year ended June 30, 2006, the Company recognized a non-cash expense of approximately $637,050.

Pursuant to the Broidy Note, the Company issued in the name of the Company a stock certificate for 3,000,000 shares of the Company’s common stock, which stock certificate is being held by Broidy as security for the Company’s obligations under the Broidy Note (the “Security Shares”). Broidy also received a security interest in all of the assets of the Company (the “Security Interest”) to secure the Company’s obligations under the Broidy Note. Broidy received an option to purchase, for two years after the date of the Broidy Note, any future membership interests of Resilent that the Company may purchase, if any.

Pursuant to the Broidy Note, the Company agrees that it will register all shares of the Company’s common stock (i) issuable upon conversion of the Broidy Note, (ii) held by Broidy as of the date of the Broidy Note, (iii) the Security Shares, and (iv) issued upon exercise of warrants held by Broidy as of the date of the Broidy Note, including the Broidy Warrant (collectively, the “Registrable Securities”), within 150 days of the date of the Broidy Note (June 10, 2006) (the “Last Registration Date”). The Company agrees that if the Registrable Securities are not registered by the Last Registration Date, and for every month thereafter that the Registrable Securities are not registered, the exercise price set forth in the Broidy Warrant shall be reduced 10% until all of the Registrable Securities are registered. The Company considered the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.” The Broidy Warrant was issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause if the common stock issued upon exercise of the Broidy Warrant are not registered. As of June 30, 2006, the Company has not file a registration statement with the SEC. As such, the exercise price of the Broidy Warrant was reduced by 10% to $.90 as of June 30, 2006. See Note 14. The Company considers the liability established with the Broidy Warrant derivatives adequate for the registration rights.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Convertible Note Payable to Related Party (Continued)

Broidy has the right to convert the Broidy Note into at least $1,000,000 worth of common stock of the Company at a conversion price of $1.00 per share (the “Strike Price”), and such right to convert exists at any time the Broidy Note is outstanding. Additionally, as long as any amount is owed under the Broidy Note, if the Company issues any securities, options, warrants or derivatives of any kind with a sale, exercise or strike price of less than $1.50 per share, then the conversion right will be reduced by the percentage of the difference between $1.50 and the price of the issued security, option, warrant or derivative.  By way of example, if the Company issues securities with an exercise price of $.75, i.e., a total of 50% (75/150) below $1.50, then the Strike Price will also be reduced by 50%, such that Broidy would have the option of converting the Broidy Note into a total of 2,000,000 shares. As of June 30, 2006, the Company had issued securities, options and warrants with a sale and exercise price of $1.00. As such, the Strike Price under the Broidy Note is $0.67 and Broidy has the option of converting the Broidy Note into 1,500,000 shares of the Company’s common stock.

Broidy also has rights to impose limitations on the Company’s ability to enter into transactions resulting in a change of control. The Company must give notice of any event in which more than 50% of the voting power of the Company is being disposed of, and Broidy has the right to object within five days of receipt of notice of such a change of control event.  If Broidy objects to the change in control, the Company may not enter into the transaction unless the surviving entity expressly assumes the Broidy Transaction obligations and has a net worth not less than the consolidated net worth of the Company at the time of change of control event, or the Company pays the Broidy Note in full within five business days after the change in control event.

The derivative liability associated with the note is as follows:

June 30, 2006
Conversion derivative	$507,450
Warrant derivative	726,900
$1,234,350

Notes Payable to Related Parties

Broidy Capital Management

On February 14, 2006, the Company executed a Promissory Note in the principal amount of $200,000 in favor of Broidy at 9% interest with principal and accrued interest due on April 14, 2006. An interest payment on the note was made on April 1, 2006. No other payments have been made under the note. The maturity date of the note was extended without penalty to June 1, 2006. As of June 30, 2006, the Company is in default under the Broidy Note. Broidy received the Security Interest as security for the Company’s obligations under the note. The note provided, among other things, that (i) Broidy was to receive a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $1.00 per share if the note was not paid in full by March 31, 2006 (the “200K Warrant”), and (ii) 600,000 shares of the Security Shares shall transfer to Broidy if the note was not paid in full by April 14, 2006 (the “Default Event”). On or about March 31, 2006, the Company issued Broidy the 200K Warrant. On or about April 14, 2006, the Company and Broidy entered into an oral agreement whereby Broidy agreed to waive the Default Event in exchange for a warrant to acquire 100,000 shares of the Company’s common stock.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Nicholas A. Fegen

On February 14, 2006, the Company executed a promissory note with Nicholas A. Fegen in the amount of $250,000. The note bore interest at 9% and matured on April 14, 2006. The note was not collateralized, but was deemed a full recourse note. In July 2006, the Company entered into a Debt Settlement Agreement and Release with Mr. Fegen whereby Mr. Fegen received 286,000 shares of common stock and a warrant certificate for 286,000 shares of common stock at an exercise price of $1.00 per share in exchange for canceling the note. See Notes 13 and 14.

CTSL Investment LLC

The Company executed a $400,000 convertible promissory demand note (the “CTSL Note”) with CTSL Investment LLC, an Iowa limited liability company (“CTSL”), on December 23, 2005. CTSL is affiliated with Nicholas A. Fegen. The loan closed on January 9, 2006 and the Company netted $360,000 after a $40,000 discount for fees and expenses which were charged to operations. The CTSL Note provided for repayment of $400,000 plus 150% of the principal amount ($600,000 interest) by December 31, 2006 or upon demand by CTSL. The terms of the CTSL Note provided for repayment either in cash or 1,000,000 shares of the Company’s common stock.

In connection with the CTSL Note, the Company issued a warrant certificate to purchase at any time or from time to time up to the fifth anniversary of the date of the warrant (December 23, 2010) 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “CTSL Warrant”).

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company’s Own Stock”, the fair value of the warrants issued under the CTSL Note have been reported as an equity derivative. On the effective date, the warrants had a value of $268,800, which value was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were a five year life, estimated volatility of 65% and a risk free interest rate of 4%. The CTSL Note was valued at $91,200 after expensing the $40,000 discount. The warrants are required to be registered, but contain no penalties. The Company has considered the provisions of EITF 00-19 such as stock purchase warrants that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The Company considers the warrant derivative adequate for the registration rights.

CTSL demanded repayment of the CTSL Note on March 10, 2006, and the Company issued 1,000,000 shares of its common stock upon conversion of the CTSL Note to Nicholas A. Fegen, individually. The Company recorded charges to operations with the CTSL Note of $908,800 as illustrated in the following table:

June 30, 2006
Financing expense	$268,800
Interest expense	640,000
$908,800

Long-Term Notes Payable and Capitalized Leases

On September 19, 2005, Resilent secured financing for leasehold improvements and working capital in the amount of $255,000. The loan is backed by the United States Small Business Administration, bears interest at prime plus 1.5% and has a maturity date of August 31, 2010. The loan is secured by the assets of Resilent and Dataflo Corporation. Additionally, personal guarantees were executed by Steven E. Campisi, DataFlo Corporation, and Campisi, L.L.C. See Note 14.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES

The following summarizes the Company’s other liabilities at June 30, 2006 and 2005:

	June 30,
	2006	2005
License fees liability	$50,000	$50,000
Location service fees liability	100,000	150,00
Financing fees liability	99,450	187,000
	$249,450	$387,000

Trace assumed a $50,000 note payable representing license fees paid in advance to Locate Networks, Inc by CSI Wireless, Inc. The purchase of substantially all of the assets of Locate included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004 which requires CSI Wireless to pay a royalty to Trace for each device manufactured and sold according to a predefined schedule. CSI Wireless will make reduced royalty payments amounting to $15 per device to Trace until $50,000 plus accrued interest at 1% per month from November 3, 2003 has been repaid. The remaining amount with accrued interest is due within five days if either Trace or CSI Wireless terminate the agreement. At June 30, 2005, the $50,000 under this agreement is classified as an “other liability” in the accompanying financial statements.

Trace assumed $150,000 of location service fees paid in advance to Locate Networks by USA Mobility as part of the purchase of substantially all of the assets of Locate Networks, which included an airtime agreement with USA Mobility. Trace entered into a Value Added Reseller (“VAR”) agreement with USA Mobility. The agreement required a $50,000 payment upon execution of the agreement and the balance of $100,000 applied to amounts due under the VAR agreement. At June 30, 2005, the $150,000 under this agreement is classified as an “Other Liability” in the accompanying financial statements. Trace paid USA Mobility $50,000 in July 2005.

The Company entered into an agreement with Pali Capital for financing services. Under the agreement, the Company issued 70,000 shares of the common stock and executed a note for $187,000 due October 31, 2005 with interest at 11%. The note was paid in full in April 2006. As of June 30, 2006, the Company has incurred additional fees of $133,450 under the agreement.

NOTE 9 - ACQUISITIONS

Trace Technologies, LLC

On August 31, 2004, the Company issued 1,250,000 shares of common stock valued at $3,500,000 for a 50% interest in Trace Technologies, LLC. Trace is developing location based services to enable customers to track assets worldwide. The investment was treated as an equity investment. The Company’s partner in the joint venture was Locate Networks, Inc.

In September 2004, the Company and Trace filed suit in the U.S. District Court, Omaha, against Locate and its principals, alleging among other things, misrepresentations in the purchase agreement between Trace and Locate for the purchase by Trace of certain Locate assets. This suit was subsequently settled and dismissed without prejudice in November 2004. As part of that settlement, the Company purchased the remaining shares of Trace that were owned by Locate, giving the Company ownership of 100% of the outstanding shares of Trace. The Company also acquired a fully-paid license from Locate for use in the transportation sector, and Locate agreed to the cancellation of all agreements with Trace, including a royalty agreement. In consideration for the entire settlement transaction, the Company agreed to issue an additional 1,750,000 restricted common shares and to pay Locate $500,000 upon execution of the settlement agreement, along with three notes totaling $307,500 due and payable in full in January 2005. The Company paid these notes in full in February 2005.

Following is a summary of the net assets acquired in the acquisition of Trace Technologies, LLC:

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACQUISITIONS (CONTINUED)

Trace Technologies, LLC (Continued)

License agreements - SnapTrack	$9,393,358
Location services software	807,500
Airtime agreements	150,000
Manufacturing engineering agreement	50,000
Furniture and equipment	42,500
Net assets	$10,443,358

The related party note payable assumed in the acquisition represents funds previously advanced to Trace by the Company. Accordingly, this debt was eliminated during financial statement consolidation.

Resilent LLC d/b/a Digital Defense Group

On January 19, 2006, the Company entered into a plan of exchange and a securities exchange agreement with Resilent pursuant to which the Company acquired a 59.8% controlling interest in Resilent (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the Company acquired 11,868 Class “A” Membership Interest Units of Resilent (the “Resilent Units”) in exchange for (i) cash, (ii) a $2,000,000 promissory note, and (iii) 4,593,750 shares of the Company’s common stock. The note bears no interest and has a maturity date of June 15, 2006. See Note 9. As a result of the Exchange Agreement, the Company now owns a majority interest in Resilent. See Note 14.

The Company has pledged the Resilent Units as collateral to secure additional financing. See Note 7.

The Exchange Agreement provided that amounts payable under the $2,000,000 promissory note were to be disbursed from December 2005 through June 2006. As of June 30, 2006, $1,548,833.54 has been advanced. The shares of common stock issued to Resilent as part of the Exchange Agreement were granted with registration rights under a registration rights agreement. The Company executed an Irrevocable Voting Proxy, under which Mr. Steven Campisi, Chief Executive Officer of Resilent, has voting rights for the 11,868 Resilent Units owned by the Company.

The Company has clawback rights to up to 1,500,000 of the shares it issued to Resilent, such clawback rights to vest in the Company if the pre-tax earnings of Resilent for the 12-months following initial production do not meet certain minimum amounts, as set forth in the exchange agreement. Paragraph 27 of Statement 123(R) requires that the effect of certain contingent features such as clawback provisions be accounted for if and when the contingent event occurs. Paragraph A190 of Statement 123(R) states that contingent features such as clawback provisions should be accounted for by recognizing the consideration received in the corresponding balance sheet account and a credit in the income statement equal to the lesser of the recognized compensation cost of the share-based payment arrangement that contains the contingent feature and the fair value of the consideration received.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACQUISITIONS (CONTINUED)

Resilent LLC d/b/a Digital Defense Group (Continued)

Following is a summary of the net assets acquired in the acquisition of Resilent:

Accounts receivable	$6,150
Inventory	61,679
Prepaids and deposits	9,007
Property and equipment (net)	559,267
Proprietary technology and intangible assets	883,263
Goodwill(1)	6,546,575
Accounts payable	(439,096)
Accrued expenses	(56,051)
Accrued interest	(102,658)
Note payable to related party	(376,593)
Note payable to bank	(255,539)
Lease payable	(210,541)
Minority interest	(31,713)
Net assets	$6,593,750

____________________
(1) Upon consolidation and elimination of intercompany investments, $343,750 is recognized as goodwill on a consolidated basis. See Note 6.

NOTE 10 - COMMON STOCK AND WARRANTS

Common Stock

In July 2005, the Company issued 600,000 shares of common stock when 600,000 warrants were exercised at $1.00 per share. Participants to the warrant exercise received an additional 600,000 warrants. These warrants expire December 30, 2009 and were exercisable at $1.28 per share but have been subsequently repriced to an exercise price of $1.00 per share.

On November 23, 2005, the Company issued 1,500,000 shares of common stock valued at $.80 per share for a Consulting Services Agreement with Nicholas A. Fegen dated October 8, 2005. The shares have piggyback rights attached upon filing a registration. EITF Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” requires the Company to measure the fair value of the equity instruments using the stock price and other management assumptions as of the earlier of (1) the date at which a commitment for performance of the counterparty to earn the equity instrument is reached (a performance requirement) (2) the date at which the counterparty’s performance is complete. Since the consulting agreement was dated October 8, 2005 and stock issued on November 23, 2005, Fegen was fully vested, and there was no measurable performance criteria, the expense of the services is recognized in the period in the same manner as if the Company had paid cash for the services. Based on these considerations, the Company charged $1,200,000 to operations for the year ended June 30, 2006.

Pursuant to the consulting agreement, Fegen agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Fegen will provide bona fide services to the Company. Services to the Company throughout the term shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Fegen shall dedicate all of the necessary time and facilities required to perform under the agreement. However, Fegen is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses. The services to be provided by Fegen will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Common Stock (Continued)

On January 19, 2006, the Company acquired a 59.8% controlling interest in Resilent. 4,593,750 shares of the Company’s common stock and a $2,000,000 note payable were issued for the controlling interest. The note bears no interest and has a maturity date of June 15, 2006. See Note 9.

During the three months ended March 31, 2006, the Company issued 1,205,000 shares as part of a private placement. The shares were issued at $1.00 per share and included 602,500 warrants that can be exercised for shares of the Company’s common stock at $1.00 per share and expire on December 30, 2009. Total proceeds amounted to $1,205,000.

During the three months ended June 30, 2006, the Company issued 2,050,000 shares as part of a private placement. The shares were issued at $1.00 per share and included 1,775,000 warrants that can be exercised for shares of the Company’s common stock at $1.00 per share and expire on December 30, 2009. Total proceeds amounted to $2,050,000.

Warrants

The following is a summary of stock warrant activity for the year ended June 30, 2006:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2005	2,018,500	$1,00 - $1.28(1)	$0.78	7/05 - 7/08

Warrants issued for equity financing	2,977,500	$1.00 - $1.28(1)	$0.33	7/08 - 12/09

Warrants issued for fees and services	2,839,769	$1.00 - $2.09	$0.64	12/09 - 1/11

Warrants issued for notes payable	1,825,000	$1.00	$0.63	12/09

Warrants exercised	(600,000)	$1.00	$1.00	7/05

Outstanding at June 30, 2006	9,060,769	$1.00 - $2.09	$0.54	7/08 - 12/09
____________________
(1) During the year ended June 30, 2006, the Company repriced all warrants with an exercise price of $1.28 down to $1.00.

Stock Options

On January 18, 2006, the Company adopted the Gabriel Technologies Corporation 2006 Equity Incentive Plan (the “Gabriel Plan”). The Plan constitutes an “employee benefit plan” as defined in Rule 405 promulgated under the Securities Act of 1933.  The maximum number of shares of the Company’s common stock reserved and available for issuance under the Gabriel Plan is 7,500,000. Subject to the specific provisions set forth in the Gabriel Plan, certain employees, directors and consultants of Company or its affiliates could receive equity incentive awards of various types, including restricted stock awards, unrestricted stock awards, stock options awards, performance stock awards, dividend equivalent rights and/or stock appreciation rights.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Stock Options (Continued)

On January 18, 2006, the Company granted non-qualified stock options exercisable for 3,647,000 shares of the Company’s common stock, pursuant to the Gabriel Plan, to eleven employees of the Company. Each stock option has an exercise price of $1.00 per share, and vested based on certain percentages over the six months, and are exercisable for a term of five years from the date such stock option was granted. Of the 3,647,000 stock options granted, 1,500,000 of such stock options were granted to the Company’s chief executive officer, Keith Feilmeier, and 950,000 of such stock options were granted to the Company’s chief financial officer, Maurice Shanley. The exercise price of the options is equal to the market value of our common stock on the effective date of grant. Compensation expense of $2,151,730 was recognized based on the estimated fair value of the options at their grant date. Fair value was determined using the Black-Scholes option price model. Inputs into the Black-Scholes model were as follows: Volatility - 65%, Risk-free interest rate - 4%, Exercise price - $1.00, Share price $1.01.

On March 21, 2006, the Company granted non-qualified stock options exercisable for 750,000 shares of common stock to 5 members of the Board of Directors. The options were fully vested on the date of issuance. The Company accounts for the options as deferred compensation over the appointed terms of the directors, currently 2-3 years. Compensation expense of $73,125 was recorded for the year ended June 30, 2006.

The following tables provide information relating to the status of, and changes in stock options granted as of June 30, 2006.

Employee Stock Options	Shares	Weighted Average Exercise Price

Options outstanding at June 30, 2005	—	—
Granted	4,397,000	1.00
Canceled	—	—
Options outstanding at June 30, 2006	4,397,000	1.00

Options outstanding and exercisable at June 30, 2006 were as follows:

Options Outstanding				Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	4,397,000	4.59	$1.00	4,397,000	$1.00

Subscriptions Receivable

On November 1, 2004, the Company issued 750,000 shares of its common stock to Nicholas A. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Nicholas A. Fegen for $1,875,000. The note was treated as a common stock subscription receivable, wherein equity is reduced until the note is paid. The Company received $380,000 in December 2004 and $650,000 in August 2005 as payment on the note receivable.

In December 2004, the Company issued 250,000 shares of its common stock to Nicholas A. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Nicholas A. Fegen for $625,000. This note is treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amount of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to August 31, 2006. The aggregate amount outstanding and due on the note receivable as of June 30, 2006, is $1,470,000 See Note 13.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

The significant components of the deferred tax asset at June 30, 2006 and 2005 were as follows:

	June 30,
	2006	2005
Deferred tax asset	$5,839,600	$2,145,238
Less: deferred tax liability	(16,378)	(127,800)
Less: valuation allowance	(5,823,222)
Net deferred tax asset	$—	$2,017,438

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. As Management of the Company cannot determine that it is more likely than not that the Company will realize the entire benefit of the net deferred tax asset, a valuation allowance for the entire net deferred tax asset has been established.

As of June 30, 2006, the Company has net operating loss carryforwards of approximately $15,200,000 which will begin to expire in the year 2023. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. As such, management of the Company has deemed it necessary to provide a valuation allowance against the entire net deferred tax asset.

NOTE 12 - COMMITMENTS

Lease Agreements

Operating Leases

The Company is leasing office and warehouse space in Omaha, Nebraska, under a lease term of 62 months that began February 2004 and will end in 2009. In April 2004, the lease agreement was amended to add additional warehouse space. The average monthly rental expense over the life of the amended lease is approximately $9,100.

The Company also rents space in Texas for $475 per month. The initial term of the lease was for one year beginning in April 2005. The lease agreement was extended in March 2006 for another year.

Trace Technologies, LLC leases 829 square feet of office space in Bellevue, Washington, under a lease term of one year commencing on August 1, 2006, and expiring on November 1, 2006, but thereafter may be renewed on a month-to-month basis. The monthly rate is $1,036.

Resilent leases approximately 4,000 square feet of office space in Omaha, Nebraska, under a lease which commenced on August 1, 2005 and expires on July 31, 2015. The current monthly rental under this lease is $5,983.33.

Capital Leases

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS (CONTINUED)

Lease Agreements (Continued)

Capital Leases (Continued)

The following summarizes the Company’s lease commitments for the next five fiscal years:

Year Ending June 30:

	Property	Equipment and Vehicle	Total
2007	$237,141	$109,530	$346,671
2008	$247,707	$109,529	$357,236
2009	$214,023	$102,652	$316,675
2010	$126,340	$81,656	$207,996
2011	$115,825	$46,778	$162,603

Total rent expense for the years ended June 30, 2006 and 2005 was $239,698 and $134,591, respectively.

License Agreements

The Company entered into a license agreement with Locate Networks for which Locate was to develop a tracking system for security devices in the transportation business sector. The license agreement required the Company to pay a fee to Locate for each device sold and pay for the development of more technologies according to a predetermined schedule. The Company was required to make two separate $100,000 payments when certain milestones were reached. The Company made payments totaling $200,000 to Locate. The agreement between the Company and Locate was acquired by Trace in the “Asset Purchase Agreement” between Trace and Locate.

Trace Technologies assumed a $150,000 liability for fees paid in advance to Locate Networks by USA Mobility as part of the purchase of substantially all of the assets of Locate, and an airtime agreement with USA mobility. The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational. At June 30, 2006, the $100,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements. See Note 8.

Trace Technologies also assumed $50,000 of prepaid license fees paid in advance to Locate Networks by CSI Wireless, Inc. Part of the purchase of substantially all of the assets of Locate included a technology and manufacturing agreement with CSI Wireless, Inc. executed in February 2004. Trace entered into an asset purchase agreement with CSI Wireless on July 21, 2006 to purchase the Location-Tag technology and exclusive manufacturing agreement. See Note 14.

Consulting Agreement

On December 6, 2005, the Company executed a 24 month consulting agreement with Dan Leonard to provide general business consulting services to the president of the Company. In consideration for the services rendered to the Company, Leonard is entitled to an aggregate consulting fee of $150,000 per year, payable in monthly installments of $12,500. In addition, Leonard is entitled to warrants to purchase shares of the Company’s common stock equal to an amount of $100,000 in current value. As such, Leonard was issued a warrant to purchase 182,315 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have a five-year term. If the stock purchase between the Company and Resilent LLC did not take place, the consulting agreement would have become null and void. On January 19, 2006, the acquisition of 59.8% of Resilent LLC occurred and as a result the consulting agreement remains in effect.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS (CONTINUED)

Consulting Agreements (Continued)

On January 31, 2006, the Company executed a 12 month consulting agreement with Barry Nussbaum to provide general business consulting services to the president of the Company. In consideration for the services rendered to the Company, Nussbaum will be issued warrants to purchase up to 250,000 shares of Gabriel’s common restricted shares at a strike price of $1.00. The warrants have a five-year term and vest at 20,833 warrants per month over the term of the agreement. In addition, the consultant will be reimbursed for previously approved out of pocket expenses.

On March 15, 2006, the Company executed a 12 month consulting agreement with the Jefferson Consulting Group (“Jefferson”) to provide marketing and business development services. In consideration for the services rendered to the Company, Jefferson is entitled to a fixed monthly retainer of $7,500 for the first three months, $10,000 for the next 3 months and $15,000 for the last six months of the consulting agreement. Jefferson is also entitled to a success fee for each government contract awarded to the Company upon the satisfaction of certain conditions. Such success fees range from 3% to 4% of the gross revenue received by the Company from each such government contract. After the initial 90 days of the consulting agreement, each of the Company and Jefferson has the ability to terminate the consulting agreement upon 30-days written notice of such termination. As of June 30, 2006, the Company has not paid any of the fixed monthly retainers to Jefferson and Jefferson has not earned any success fees.

On March 22, 2006, the Company entered into a consulting agreement with Voyager Consulting LLC (“Voyager”). The Company retained the services of Voyager to assist the Company in the marketing and sale of its security products to a major retail chain. In exchange for these services, the Company agreed to pay a fee to Voyager in an amount equal to 5% of all the gross revenues received by the Company, directly or indirectly, from the sale of its security products to the retail chain stores. In addition to the fee, Voyager will be entitled to warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share at any time on or before the fourth anniversary of the consulting agreement if and when certain conditions are met.

NOTE 13 - RELATED PARTY TRANSACTIONS

Keith R. Feilmeier - Shareholder, Chairman and Chief Executive Officer

Officer Loan

Keith R. Feilmeier (“Feilmeier”) made loans to the Company totaling $426,145 from February 2005 through June 2005. On February 10, 2006, the Company executed a promissory note to Feilmeier in the amount of $75,000 due April 10, 2006 with simple interest at 9%. The note was not collateralized, but was deemed a full recourse note. The note was paid in full on March 8, 2006.

Pit Crew Express Transaction

On June 4, 2004, Gabriel LLC entered into a retail distribution agreement to sell various War-Lok™ products through convenience stores throughout the United States. As part of the agreement, Gabriel LLC purchased a $200,000 debenture from Pit Crew Express, convertible at Gabriel LLC’s option, into shares of Pit Crew Express’ common stock. Additionally, Gabriel LLC loaned Pit Crew Express $200,000 evidenced by a demand note.

On October 30, 2004, Mr. Feilmeier loaned $131,100 to Pit Crew Express on behalf of the Company. On November 22, 2004, the Company reimbursed Mr. Feilmeier for such amount. On December 7, 2004, Pit Crew Express executed a promissory note in favor of the Company in the amount of $131,100. The note bears interest at 12% and is secured by a marketing agreement with CMI and Pit Crew Express. As of June 30, 2006, Pit Crew Express owes the Company $531,100.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Keith R. Feilmeier - Shareholder, Chairman and Chief Executive Officer (Continued)

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against Pit Crew Express and others associated with the two outstanding notes receivable in the principal amounts of $200,000 and 331,000. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. As of June 30, 2006, potential collection efforts on the default judgment are being conducted in Texas.

As of June 30, 2006, these Pit Crew Express notes have been fully reserved as uncollectible.

Oxford Ventures, Inc. Transactions

On June 30, 2005, the Company borrowed $100,000 at 7% interest, due on August 29, 2005, from First Community Bank of Nebraska. The note was secured by a security agreement dated June 30, 2005 and a commercial pledge agreement dated June 30, 2005 from the Company, and personal guarantees from Mr. Feilmeier and Dennis D. Blackman. The loan was repaid with interest of $1,167 on August 25, 2005. Of the $98,500 advanced on the loan, $88,500 was paid to Mr. Feilmeier to reduce his loans to the Company. $10,000 was advanced to Oxford Ventures, Inc. and charged to Mr. Feilmeier’s loan account. The advance to Oxford Ventures was a personal transaction of Mr. Feilmeier and not a loan or advance by the Company.

At June 30, 2005, Oxford Ventures, Inc. (OXFV.OB) listed the same business address as the Company. Oxford Ventures shared no offices and the Company provides no services to Oxford Ventures. The president of Oxford Ventures, Daniel K. Leonard, is also a principle officer of Secure-Lok Distribution, LLC. Secure-Lok purchased $180,134 of the Company’s products in March 2005. In December 2005, Mr. Leonard was retained as a consultant to the Company. His consulting agreement has a term of two years with a monthly payment of $12,500. See Note 12.

Nicholas A. Fegen - Shareholder/Consultant

Initial Consulting Agreement

On July 27, 2004, the Company entered into a consulting and investment banking services agreement with Nicholas A. Fegen. Mr. Fegen agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Mr. Fegen would provide bona fide services to the Company. Services to the Company, throughout the term, included, but were not limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Mr. Fegen was to dedicate all of the necessary time and facilities required to perform under the consulting and investment banking services agreement. However, Mr. Fegen was only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they were not directly competitive with the Company’s businesses. The services to be provided by Mr. Fegen were not to be in connection with the offer or sale of securities in a capital-raising transaction, and were not to directly or indirectly promote or maintain a market for the Company’s securities.

The consulting and investment banking services agreement was cancelled on May 31, 2005. Mr. Fegen was issued 1,000,000 shares of the Company’s common stock as compensation for the cancellation of the agreement. There was no charge to operations for this transaction.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Nicholas A. Fegen - Shareholder/Consultant (Continued)

Subscription Receivable

On November 1, 2004, the Company issued 750,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $1,875,000. This note receivable was treated as a common stock subscription receivable wherein equity is reduced until the note receivable is paid. The Company received $380,000 in December 2004 from Mr. Fegen as partial payment of the note receivable and $650,000 in August 2005 from Mr. Fegen as partial payment of the note receivable.

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $625,000. This note receivable was also treated as a common stock subscription receivable wherein equity is reduced until the note receivable is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amounts of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to August 31, 2006. The aggregate amount outstanding and due on this note receivable as of June 30, 2006, is $1,470,000. See Note 10.

Second Consulting Agreement

On November 23, 2005, the Company issued 1,500,000 shares of common stock valued at $.80 per share for a Consulting Services Agreement with Mr. Fegen, dated October 8, 2005. The shares have piggyback rights attached upon filing a registration statement. EITF Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” requires the Company to measure the fair value of the equity instruments using the stock price and other management assumptions as of the earlier of (1) the date at which a commitment for performance of the counterparty to earn the equity instrument is reached (a performance requirement) (2) the date at which the counterparty’s performance is complete. Since the consulting agreement was dated October 8, 2005 and stock issued on November 23, 2005, Mr. Fegen was fully vested, and there was no measurable performance criteria, the expense of the services is recognized in the period in the same manner as if the Company had paid cash for the services. Based on these considerations, the Company charged $1,200,000 to operations for the year ended June 30, 2006.

Pursuant to the consulting agreement, Mr. Fegen agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Mr. Fegen will provide bona fide services to the Company. Services to the Company throughout the term shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Mr. Fegen shall dedicate all of the necessary time and facilities required to perform under the consulting agreement. However, Mr. Fegen is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses. The services to be provided by Mr. Fegen will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

CTSL Note

The Company executed a $400,000 convertible promissory demand note (the “CTSL Note”) with CTSL Investment LLC, an Iowa limited liability company (“CTSL”), on December 23, 2005. CTSL is affiliated with Nicholas A. Fegen. The loan closed on January 9, 2006 and the Company netted $360,000 after a $40,000 discount for fees and expenses which were charged to operations. The CTSL Note provided for repayment of $400,000 plus 150% of the principal amount ($600,000 interest) by December 31, 2006 or upon demand by CTSL. The terms of the CTSL Note provided for repayment either in cash or 1,000,000 shares of the Company’s common stock.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Nicholas A. Fegen - Shareholder/Consultant (Continued)

CTSL Note (Continued)

In connection with the CTSL Note, the Company issued a warrant certificate to purchase at any time or from time to time up to the fifth anniversary of the date of the warrant (December 23, 2010) 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. See Note 10.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company’s Own Stock”, the fair value of the warrants issued under the CTSL Note have been reported as an equity derivative. On the effective date, the warrants had a value of $268,800, which value was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were a five year life, estimated volatility of 65% and a risk free interest rate of 4%. The CTSL Note was valued at $91,200 after expensing the $40,000 discount. The warrants are required to be registered, but contain no penalties. The Company has considered the provisions of EITF 00-19 such as stock purchase warrants that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The Company considers the warrant derivative adequate for the registration rights.

CTSL demanded repayment of the CTSL Note on March 10, 2006, and the Company issued 1,000,000 shares of its common stock upon conversion of the CTSL Note to Nicholas A. Fegen, individually. The Company recorded charges to operations with the CTSL Note of $908,800 as illustrated in the following table:

June 30, 2006
Financing expense	$268,800
Interest expense	640,000
$908,800

Note Payable

On February 14, 2006, the Company executed a promissory note with Mr. Fegen in the amount of $250,000. The note bore interest at 9% and matured on April 14, 2006. The note was not collateralized, but was deemed a full recourse note. In July 2006, the Company entered into a Debt Settlement Agreement and Release with Mr. Fegen whereby Mr. Fegen received 286,000 shares of common stock and a warrant certificate for 286,000 shares of common stock at an exercise price of $1.00 per share in exchange for canceling the note. See Notes 7 and 14.

Jerry Suess - Shareholder/Director

Jerry Suess has provided and personally guarantees credit cards used by the Company. Total charges on the credit card accounts for the year ended June 30, 2006 were $669,876, with the highest monthly charges being $97,260. For the quarter ended June 30, 2006, $169,494 was charged and the highest monthly charges amounted to $71,937. Mr. Suess receives no compensation for the use of his credit cards.

Mr. Suess also is a principal in Nebraska Leasing. The Company leases a vehicle and office equipment from Nebraska Leasing. Lease payments to Nebraska Leasing totaled $45,218 and $28,709 for the years ended June 30, 2006 and 2005, respectively.

Matt Gohd - Shareholder/Director/Placement Agent Consultant

On September 13, 2006, the Board of Directors of the Company appointed Matt Gohd to fill a vacancy on the Board. Gohd is the representative of Pali Capital Inc. (“Pali”) on the Board. Mr. Gohd is a Principal and Senior Managing Director with Pali. Pursuant to a letter agreement between the Company and Pali dated March 22, 2005, Pali has the right to name one director to the Company’s Board of Directors.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Matt Gohd - Shareholder/Director/Placement Agent Consultant (Continued)

Pursuant to the letter agreement, Pali has been hired as a representative of the Company to raise money for the Company by introducing it to investors to purchase the Company’s securities. Pali is entitled to a fee of 9% of the gross proceeds from any equity or debt financing procured by Pali. In addition, Pali is entitled to warrants to purchase common shares equal to 9% of the total face amount of any equity financing with an exercise price equal to the price at which the investors acquire such shares and with such other terms including registration rights and duration as any warrants issued to investors.

On March 22, 2006, the Company entered into a consulting agreement with Voyager Consulting LLC (“Voyager”) of which Mr. Gohd is a managing member. The Company retained the services of Voyager to assist the Company in the marketing and selling of security products to a major retail chain. In exchange for these services, the Company agreed to pay a fee to Voyager in an amount equal to 5% of all the gross revenues received by the Company, directly or indirectly, from the sale of its security products to the retail chain stores. In addition to the fee, Voyager will be entitled to warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share at any time on or before the fourth anniversary of the consulting agreement upon certain conditions.

Steven Campisi - Shareholder, Director, President of Resilent LLC

On January 19, 2006, the Company entered into an employment agreement with Steven Campisi, pursuant to which Mr. Campisi was retained as the President of Resilent. Pursuant to the employment agreement, Mr. Campisi cannot be terminated for any reason other than for “good cause” until January 18, 2008, after which time Mr. Campisi can be terminated at any time for any reason by the Company. Mr. Campisi is to receive an annual base salary of $175,000 and an option to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share. The option expires on January 18, 2011. The option does not vest until 2007, and the vesting schedule is based on the performance of Resilent. The agreement provides that all work product developed by Mr. Campisi during his course of employment shall be assigned to the Company, and that Mr. Campisi will not compete with the Company for a period of six months following his termination of employment with the Company.

NOTE 14 - SUBSEQUENT EVENTS

July 2006

In July 2006, the Company issued a warrant certificate to purchase 300,000 shares of common stock at a purchase price of $1.00 per share in full satisfaction of two invoices from one of Gabriel LLC’s suppliers totaling $95,019.59.

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against various defendants associated with two outstanding notes receivable in the principal amounts of $200,000 and 331,000. See Notes 4 and 13. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. Potential collection efforts on the default judgment are being conducted.

In July 2006, the Company entered into a Debt Settlement Agreement and Release with Mr. Fegen for the $250,000 promissory note issued to Mr. Fegen on February 14, 2006. See Notes 7 and 13. In exchange for canceling the promissory note, the Company issued 286,000 shares of common stock and a warrant certificate for 286,000 shares of common stock at an exercise price of $1.00 per share to Mr. Fegen.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

On July 25, 2006, the Company and the Company’s wholly-owned subsidiary, Trace Technologies, LLC, entered into an asset purchase agreement with CSI Wireless LLC (“CSI Wireless”). Pursuant to the asset purchase agreement, Trace agreed to acquire CSI Wireless’ assets and technology related to the design, manufacture, enhancement and support of A-GPS tracking device, engineered and manufactured by CSI Wireless for Trace, known as “Location-Tag”, and agreed to terminate a Technology Development and Manufacturing Agreement with CSI Wireless. For CSI Wireless’ assets and technology, Trace agreed to (i) pay $125,000 into escrow at the signing of the asset purchase agreement, (ii) pay $325,000 at the closing of the transaction, (iii) pay $125,000 by way of a promissory note due 90 days after the closing of the transaction, and (iv) pay $250,000 by way of a promissory note due 180 days after the closing of the transaction (with such two promissory notes referred to as the “Promissory Notes”). In addition, the Company agreed to issue to CSI Wireless shares of its common stock (with certain registration rights) in an amount equal to the value of $145,000 at the closing of the transaction, and, further, to issue shares its common stock in amount equal to the value of $375,000 at the closing of the transaction as security for payment of the Promissory Notes (the “Security Shares”). The Security Shares would be returned to the Company upon payment of the Promissory Notes. No CSI Wireless liabilities would be assumed by Trace in the transaction. The closing of the transaction, which was expected in August 2006, is expected to close in the near future assuming the Company can raise sufficient capital. As of June 30, 2006, $125,000 was paid into escrow upon the signing of the asset purchase agreement.

August 2006

In August 2006, the Company secured $250,000 in short term financing from two individuals for working capital and general corporate purposes. In exchange for the promissory notes, the Company agreed to pay the principal together with an amount equal to 10% of the principal ($25,000) within 60 days from the date of the note. As additional consideration to the lenders for making the loans to the Company, the lenders received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

As outlined in Note 7 above, the maturity date for the Company’s promissory note with a commercial bank was August 12, 2006. The maturity date for the note has been extended under the same terms until November 12, 2006.

On August 31, 2006, James Moran resigned as a director of the Company. On September 13, 2006, the Board of Directors of the Company appointed Matt Gohd to fill a vacancy on the Board. Mr. Gohd is the representative of Pali Capital, Inc. Mr. Gohd is a Principal and Senior Managing Director with Pali. Pursuant to a letter agreement between the Company and Pali dated March 22, 2005, Pali has the right to name one director to the Company’s Board of Directors.

September 2006

In September 2006, the Company issued 207,200 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in exchange for the cancellation of three promissory notes totaling $200,000 which were due on September 4, 2006. One promissory note for $75,000 due September 4, 2006 remains outstanding.

In September 2006, the Company secured equity financing of $342,000 in a private placement with 5 individuals. In exchange for the monies, the Company issued 342,000 shares of common stock and warrants to purchase 342,000 shares at an exercise price of $1.00 per share. The Company used the monies for working capital and general corporate purposes.

October 2006

On October 9, 2006, the Company secured $130,000 in short term financing from an individual for working capital and general corporate purposes. In exchange for the promissory note, the Company agreed to pay the principal together with interest at a rate per annum of 9% on October 19, 2006 (the “Maturity Date”). As additional consideration to the lenders for making the loan to the Company, the lender received warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.00 per share. In the event the Company failed to pay the outstanding principal and interest on the note on or before the Maturity Date, the Company agreed to issue an additional warrant to the Lender to purchase 105,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of the date of this report, the note is past due and the Lender is entitled to the additional warrant to purchase 105,000 shares of the Company’s common stock.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, the Company secured equity financing of $25,000 in a private placement with an individual. In exchange for the monies, the Company issued 25,000 shares of common stock and warrants to purchase 25,000 shares at an exercise price of $1.00 per share. The Company used the monies for working capital and general corporate purposes.

In October 2006, the Company received a letter from Steven Campisi, the manager of Resilent and one of the Company’s directors, asserting that the Company defaulted under the Resilent Note in February 2006 and that, as a result, Resilent has the right to cancel 3,520.85 of the units owned by the Company in Resilent pursuant to the Exchange Agreement. If these units were cancelled, the Company would have an approximate 52% ownership interest in Resilent. The Company disagrees with Mr. Campisi’s assertions and intends to defend its ownership interest of Resilent.

As of the Report Date

Since May 2006, the Company has not paid the monthly interest due on the Broidy notes (the senior convertible promissory note for $1,000,000 dated January 11, 2006 or the promissory note for $200,000 dated February 14, 2006). See Note 7. In addition, the maturity date for the Broidy promissory note for $200,000 was June 1, 2006. As of the date of this report, the Company has not received any notice of default related to the Broidy Transactions. As outlined in Note 7 above, the stock warrants issued in conjunction with the Broidy Transactions included a liquidated damages clause if the stock underlying the convertible note and related warrants were not registered by the Last Registration Date (June 10, 2006). If such stock of the Company was not registered by the Last Registration Date, the exercise price set forth in the Warrant Agreement would be reduced 10% on that date and on the same date every month therafter until all of such stock is registered. As such, as of the date of this report, the exercise price of the warrants is effectively reduced by 50% to $.50.

In June 2006, the Company secured financing of $1,000,000 in a private placement. As part of this placement, the Company entered into a Registration Rights Agreement which required the Company to file a registration statement prior to July 21, 2006 (the “Filing Date”). The investors are entitled to liquidated damages of 1% of the original investment if a registration statement is not filed by the Filing Date (the “Event Date”) and thereafter, 2% of the original investment on each monthly anniversary of the Event Date until a registration statement is filed. As of the filing of this report, the Company’s potential liability for liquidated damages to these investors is $50,000. On October 3, 2006, one of the investors who invested $250,000 in this financing has given notice to the Company regarding the occurrence of the Event Date.

In general, the Company entered into a number of financing transactions which provided for registration rights including commitments as noted above to complete a registration statement by a certain date. As such, the Company commenced its registration efforts in July 2006 but due to time and resource constraints, the Company decided to postpone moving forward with the registration statement process until after it has completed its current Form 10-KSB filing. The Company anticipates such registration statement to be completed in November or December 2006.
The Company had a promissory note outstanding in the principal amount of $75,000 plus interest become due and payable on September 4, 2006. As of the date of this report, the Company has not paid any of principal or interest on this note. The Company had a promissory note outstanding in the principal amount of $130,000 plus interest become due and payable on October 19, 2006. As of the date of this report, the Company has not paid any of the principal or interest on this note. The Company had a promissory note outstanding in the amount of $440,000 become due and payable on October 31, 2006. As of the date of this report, the Company has not paid any of the outstanding amount on this note.

The outstanding balance under the revolving line of credit with the Nebraska State Bank was due and payable on November 12, 2006. As of the date of this report, the outstanding balance under the revolving line of credit has not been paid.