Form 10KSB/A
period 2006-06-30
GABRIEL TECHNOLOGIES CORP
filed 2006-12-11
CIK 1009833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

The number of shares of the issuer’s common stock outstanding as of October 31, 2006 was 37,407,521.1

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

1 Excludes 3,000,000 shares of the issuer’s common stock issued in the name of the issuer and held by an investor as security for the issuer’s obligations to the investor.

GABRIEL TECHNOLOGIES CORPORATION
2006 ANNUAL REPORT ON FORM 10-KSB/A

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed by Gabriel Technologies Corporation to amend its Annual Report on Form 10-KSB for the period ended June 30, 2006 that was initially filed with the Securities and Exchange Commission on November 16, 2006. The exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, are filed with this Form 10-KSB/A as Exhibits 31 and 32.

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

THE INCLUSION OF A GOING CONCERN QUALIFICATION IN OUR AUDITED FINANCIAL STATEMENTS MAY MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL.

Our independent registered public accountants have included an explanatory paragraph in their report accompanying our audited consolidated financial statements for the year ended June 30, 2006, relating to a substantial doubt about our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. Our independent registered public accountants believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of October 31, 2006, we had 37,407,5211 shares of our common stock issued and outstanding. As of October 31, 2006, an additional 15,124,352 shares of common stock were reserved for issuance upon the exercise of outstanding options and warrants exercisable at an exercise price of $1.00 per share. Many of the above options and warrants contain provisions that require the issuance of increased numbers of shares of common stock upon exercise in the event of stock splits, redemptions, mergers or other transactions.

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

1 Excludes 3,000,000 shares of the Company's common stock issued in the name of the Company and held by an investor as security for the Company's obligations to the investor.

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

Trace Technologies, LLC leases 829 square feet of office space in Bellevue, Washington on a month-to-month basis. The monthly rent under the lease is $1,036.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the year ended June 30, 2006, our common stock traded on the Nasdaq Stock Market’s OTC Bulletin Board under the trading symbol “GWLK.” As of the opening of trading November 17, 2006, quotations for our common stock were not available on the OTC Bulletin Board. Our common stock continues to be available for trading and is being quoted under the trading symbol “GWLK” on the Pink Sheets operated by Pink Sheets LLC.

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

(v)    warrants to purchase 70,000 shares of common stock at an exercise price of $2.09 per share to a consulting firm as compensation for public relation services valued at $30,100; and

(vi)    a convertible promissory note in the principal amount of $1,000,000 convertible into shares of common stock at a conversion price of $0.60 per share to a note-holder and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan.

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

(ii)    286,000 shares of common stock and warrants to purchase 286,000 shares of common stock at an exercise price of $1.00 per share to a note-holder in exchange for the cancellation of our note payable, with principal and accrued interest due and outstanding at the time of the exchange of $214,045.76; and

(iii)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

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

(ii)    warrants to purchase 230,000 shares of common stock at an exercise price of $1.00 per share to 3 investors in connection with notes payable financing of $230,000; and

(iii)    warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

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

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB/A.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Annual Report on Form 10-KSB/A, we make forward-looking statements under the headings “Item 1. Business,” “Item 6. Management’s Discussion and Analysis or Plan of Operation,” and elsewhere, that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and have been consistently applied. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements.

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

The following explains the changes during the periods presented:

CONSULTING FEES - For the year ended June 30, 2006, Consulting Fees totaled $1,590,520 as compared to $371,015 for the year ended June 30, 2005. The increase is primarily due to the Company entering into a consulting services agreement on October 8, 2005. The consultant and shareholder received 1,500,000 shares of restricted common stock valued at $1,200,000 in exchange for providing services including, but not limited to identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice, interfacing with marketers, all at the direction of the Company.

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

GOING CONCERN CONSIDERATION

We have had continued losses in each of our years of operation and negative cash flow, and have had liquidity problems.  Our independent registered public accountant’s report accompanying our audited consolidated financial statements for the fiscal year ended June 30, 2006, includes an explanatory paragraph relating to the uncertainty about our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

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

ITEM 7.    FINANCIAL STATEMENTS

Our audited consolidated financial statements are included following the “Index to Financial Statements” contained in this Annual Report on Form 10-KSB/A.

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

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of October 31, 2006. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 37,407,5213 shares of common stock outstanding at October 31, 2006. The address for each of the directors and executive officers set forth below is c/o Gabriel Technologies Corporation, 4538 S. 140th Street, Omaha, Nebraska 68137.

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

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $625,000. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amounts of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on this note receivable as of June 30, 2006, is $1,470,000, and as of the date of this Report this amount remains outstanding.

SECOND CONSULTING AGREEMENT. On November 23, 2005, the Company issued 1,500,000 shares of common stock valued at $0.80 per share for a Consulting Services Agreement with Mr. Fegen, dated October 8, 2005. The shares have piggyback rights attached upon filing a registration. Pursuant to the consulting agreement, Mr. Fegen agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Mr. Fegen will provide bona fide services to the Company. Services to the Company throughout the term shall include, but not be limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Mr. Fegen shall dedicate all of the necessary time and facilities required to perform under the consulting agreement. However, Mr. Fegen is only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they are not directly competitive with the Company’s businesses. The services to be provided by Mr. Fegen will not be in connection with the offer or sale of securities in a capital-raising transaction and will not directly or indirectly promote or maintain a market for the Company’s securities.

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

10.38	Lease Agreement dated as of July 18, 2006, between Trace Technologies, LLC and Five Pilgrims, LLC*
10.39	Class A Warrant Certificate dated July 19, 2006 between the Company and Nicholas Fegen*
10.40	Debt Settlement Agreement and Release dated July 19, 2006, between the Company and Nicolas Fegen*
10.41	Amended and Restated Installment Note by Nicholas Fegen in favor of the Company, dated October, 2006*
21.1	Subsidiaries of Registrant*
31.1	Rule 13a-14(a) / 15d-14(a) Certification**
31.2	Section 1350 Certification**
____________________

*Incorporated by reference to the same numbered exhibit of the Company’s Annual Report on Form 10-KSB filed with the Commission on November 16, 2006.
**Filed herewith.
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

GABRIEL TECHNOLOGIES CORPORATION

DATE: December 8, 2006	By:	/s/ Keith R. Feilmeier
Keith R. Feilmeier President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Keith R. Feilmeier	President, Chief Executive Officer and Director (principal executive officer and principal financial and accounting officer)	December 8, 2006
Keith R. Feilmeier

	Director	December _, 2006
Steven Campisi

/s/ Dennis Blackman	Director	December 8, 2006
Dennis Blackman

/s/ Roy G. Breeling, Jr.	Director	December 8, 2006
Roy G. Breeling, Jr.

	Director	December _, 2006
Jerry Suess

/s/ Darius Anderson	Director	December 8, 2006
Darius Anderson

/s/ Matthew Gohd	Director	December 8, 2006
Matthew Gohd

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2006 and 2005	F-3 to F-4
Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005	F-6 to F-7
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2006 and 2005	F-8 to F-12
Notes to the Consolidated Financial Statements	F-13 to F-41

To the Board of Directors
Gabriel Technologies Corporation
Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Gabriel Technologies Corporation as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gabriel Technologies Corporation as of June 30, 2006 and 2005 and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. As discussed in Note 7 to the financial statements, the Company is delinquent in satisfying its debt obligations. Management’s plans regarding the resolution of these issues are also discussed in Note 2 and Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 7, 2006

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Year Ended June 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$155,423	$96,257
Accounts receivable, net	268,123	318,196
Inventory	1,437,634	1,126,925
Notes receivable, net	—	583,545
Accrued interest receivable	—	—
Note receivable from related party	14,576	—
Prepaid expenses and deposits	95,990	47,789
Total Current Assets	1,971,746	2,172,712

OTHER ASSETS
Equipment, net	1,164,692	354,699
Patents, net	111,610	61,493
Licenses, net	9,439,598	9,775,453
Goodwill	2,411,118	1,517,792
Proprietary technology	4,037,192	1,813,938
Deferred tax asset	—	2,017,438
Other assets	68,313	59,516
Total Other Assets	17,232,523	15,600,329

TOTAL ASSETS	$19,204,269	$17,773,041

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Year Ended June 30,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,909,625	$1,005,318
Accrued expenses	226,336	61,725
Line of credit	851,929	—
Note payable to bank	—	100,000
Note payable to related party	—	235,905
Notes payable	2,088,082	—
Discount on notes payable	(495,783)	—
Derivative liability	1,234,350	—
Current portion of long-term notes and leases	113,720	12,271
Other liabilities	249,450	387,000
Total Current Liabilities	6,177,709	1,802,219

LONG-TERM LIABILITIES
Note payable to bank, net of current portion	189,651	—
Capital lease obligations, net of current portion	268,493	33,481
Total Liabilities	6,635,853	1,835,700
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares 36,397,321 authorized, and 24,916,971 shares issued and outstanding, respectively	36,397	24,917
Additional paid-in capital	34,384,005	22,864,828
Subscriptions receivable	(2,470,000)	(2,120,000)
Accumulated deficit	(19,381,986)	(4,832,404)
TOTAL STOCKHOLDERS’ EQUITY	12,568,416	15,937,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,204,269	$17,773,041

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005

REVENUES	$1,241,773	$921,976

COST OF GOODS SOLD	889,007	573,244

GROSS PROFIT	352,766	348,732

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	9,598,593	4,244,427
Professional fees	617,358	451,670
Total Expenses	10,215,951	4,696,097

LOSS FROM OPERATIONS	(9,863,185)	(4,347,365)

OTHER INCOME (EXPENSE)
Interest income	104,168	34,539
Financing expense	(1,036,767)	(440,000)
Gain from disposal of subsidiary	—	22,500
Loss from change in derivative liability	(637,050)	—
Interest expense	(1,104,951)	(35,261)
Other	5,641	(2,013)
Total Other Income (Expense)	(2,668,959)	(420,235)

LOSS BEFORE TAXES	(12,532,144)	(4,767,600)

BENEFIT (PROVISION) FOR INCOME TAXES	(2,017,438)	1,322,048

NET LOSS	$(14,549,582)	$(3,445,552)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	(0.50)	(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	29,388,855	20,310,489

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,549,582)	$(3,445,552)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization/Depreciation expense	170,866	72,109
Gain from disposal of subsidiary	—	(22,500)
Common stock issued for services	1,845,189	235,362
Options and warrants issued for services	3,032,152	250,000
Loss on derivatives	637,050	—
Bad debt expense	753,967	275,802
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(48,201)	(42,789)
Other assets	(8,797)	34,663
Accounts receivable	(18,154)	(260,943)
Accrued interest receivable	(102,195)	(29,945)
Inventory	(310,709)	(422,929)
Deferred tax asset	2,017,438	(1,322,048)
Increase (decrease) in:
Accounts payable	1,246,415	799,746
Accrued expenses	164,611	61,725
Other liabilities	—	176,309
Net cash used by operating activities	(5,169,950)	(3,640,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	—	(331,100)
Acquisition of equipment	(262,376)	(169,364)
Patent costs	(18,800)	(30,805)
Licenses	—	(600,000)
Software	(588,316)	(933,724)
Net cash used by investing activities	(869,492)	(2,064,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	751,929	(486,422)
Adjustments to investor deposits	—	(17,606)
Proceeds from stock and equity transactions	2,525,000	5,151,000
Proceeds from notes payable	3,457,557	—
Payment of notes payable	(385,396)	(207,500)
Payment of related party note payable, net	(250,482)	235,905
Net cash provided by financing activities	6,098,608	4,675,377

Net increase/(decrease) in cash and cash equivalents	59,166	(1,030,606)

Cash and cash equivalents beginning of period	96,257	1,126,863

Cash and cash equivalents end of period	$155,423	$96,257

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$378,834	$29,619

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June30,
	2006	2005
NON-CASH INVESTING AND FINANCING TRANSACTION
Notes payable for license	$—	$307,500
Notes payable for equipment	$122,602	$300,150
Common stock issued for services	$1,845,189	$409,110
Investment deposits converted to stock	$—	$7,412,030
Common stock issued in acquisition	$7,593,750	$4,900,000
Stock rights issued for services	$3,755,302	$250,000
Common stock issued for debt conversion	$1,000,000	$37,500
Other liabilities from deferred licenses agreements	$—	$200,000
Common stock issued for subscription receivable	$1,000,000	$—
Receipt of treasury stock for property subject to debt	$—	$225,000
Gain from disposal of subsidiary	$—	$22,500
Investment exchanged for debt retirement	$—	$50,000
Cash advance exchanged for debt retirement	$—	$32,109

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Pre-merger capitalization-Princeton Video:
Surviving Princeton Video Shares	61,626	$—	$—	$—	$—	$—	$—	$—
Rounding	1,758	—	—	—	—	—	—	—
Debtor in possession holders	200,000	—	—	—	—	—	—	—
Original Princeton shares outstanding in bankruptcy	263,384	—	—	—	—	—	—	—
Stock issued for note payable taken subject to bankruptcy court	443,750	—	—	—	—	—	—	—
	707,134	—	—	—	—	—	—	—
Warrants issued under bankruptcy agreements, $25 exercise price, no fair market value	—	—	5,500,000	—	—	—	—	—
Total shares and warrants from Princeton Video	707,134	707	5,500,000	(707)	—	—	—	—
Gabriel Technologies, LLC conversion merger shares	10,000,000	10,000	—	2,727,972	—	—	(1,386,852)	1,351,120
Balance, June 30, 2004	10,000,000	10,000	—	2,727,265	—	—	(1,386,852)	1,350,413
Common stock issued for note receivable at $1.00 per share	137,500	138	—	137,362	—	—	—	137,500
Common stock issued in acquisition	50,000	50	—	49,950	—	—	—	50,000

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Common stock issued for investments at $2.80 per share	1,250,000	$1,250	$—	$3,498,750	$—	$—	$—	$3,500,000

Common stock issued for cash at an average of $1.20 per share	3,297,822	3,297	—	3,863,866	—	—	—	3,867,163

Cost associated with equity financing	—	—	—	(552,260)	—	—	—	(552,260)

Common stock issued for subscription receivable at $2.50 per share	750,000	750	—	1,874,250	—	(1,875,000)	—	—

Cash received from subscription receivable	—	—	—	—	—	380,000	—	380,000

Common stock issued for services at an average of $0.31 per share	1,648,860	1,649	—	511,177	—	—	—	512,826

Warrants exercised at $2.00 per share	2,307,250	2,308	(2,307,250)	4,612,193	—	—	—	4,614,501

Common stock issued for acquisition at $2.80 per share	1,750,000	1,750	—	4,898,250	—	—	—	4,900,000

Warrants exercised for services at $0.10 per share	2,500,000	2,500	(2,500,000)	247,500	—	—	—	250,000

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Common stock issued for subscription receivable at $2.50 per share	250,000	$250	$—	$624,750	$—	$(625,000)	$—	$—

Common stock reacquired in disposal of subsidiary	(100,000)	—	—	—	(225,000)	—	—	(225,000)

Common stock issued for repurchase of license rights at $2.16 per share	250,000	250	—	539,750	—	—	—	540,000

Cancellation of treasury shares	—	(100)	—	(224,900)	225,000	—	—	—

Common stock issued for equity financing at $0.83 per share	70,000	70	—	57,680	—	—	—	57,750

Miscellaneous corrections and adjustments	48,405	48	—	(48)	—	—	—	—

Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(3,445,552)	(3,445,552)

Balance, June 30, 2005	24,916,971	24,917	692,750	22,864,828	—	(2,120,000)	(4,832,404)	15,937,341

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Warrants exercised at $1.00 per share	600,000	$600	$(600,000)	$599,400	$—	$—	$—	$600,000

Cancellation of Section 1145 warrants	—	—	(92,750)	—	—	—	—	—

Cash received from subscription receivable	—	—	—	—	—	650,000	—	650,000

Common stock issued for services at $0.80 per share	1,500,000	1,500	—	1,198,500	—	—	—	1,200,000

Common stock issued for acquisition at $1.00 per share	4,593,750	4,594	—	4,589,156	—	—	—	4,593,750

Common stock issued for equity financing at $1.00 per share	3,275,000	3,275	—	3,271,725	—	(1,000,000)	—	2,275,000

Common stock issued for services at $1.38 per share	500,000	500	—	689,500	—	—	—	690,000

Common stock issued for conversion of note payable at $1.00 per share	1,000,000	1,000	—	999,000	—	—	—	1,000,000

Common stock issued for services at $1.10 per share	40,755	41	—	44,790	—	—	—	44,831

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Treasury Stock	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Miscellaneous corrections and adjustments	(29,155)	$(30)	$—	$30	$—	$—	$—	$—

Fair value of stock options issued for services	—	—	—	2,259,855	—	—	—	2,259,855

Fair value of warrants issued for services	—	—	—	442,921	—	—	—	442,921

Fair value of warrants issued with debt financing	—	—	—	424,300	—	—	—	424,300

Equity eliminated in consolidation	—	—	—	(3,000,000)	—	—	—	(3,000,000)

Net loss for the year ended June 30, 2006	—	—	—	—	—	—	(14,549,582)	(14,549,582)

Balance at June 30, 2006	36,397,321	$36,397	—	$34,384,005	$—	$(2,470,000)	$(19,381,986)	$12,568,416

The accompanying notes are an integral part of the consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of June 30, 2006, the estimated fair value of the Company’s derivative liability was $1,234,350. The estimated fair value of the debt features was determined using the Black-Scholes Model. The model uses several assumptions including: historical stock price volatility (65%), risk-free interest rate (4.00%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. There was a decrease in the market value of the Company’s common stock to $0.95 at June 30, 2006 from $1.35 at March 31, 2006. See also Note 7.

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

Economic Dependencies

The Company purchases its products from eight major suppliers which provided approximately 69% of its total purchases for the year ended June 30, 2006.

The Company had seven major customers for the year ended June 30, 2006, which comprise approximately 66% of its sales.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $4,200,000 and an accumulated deficit incurred through June 30, 2006. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company’s products, and decrease debt. The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that it will eventually be able to reserve the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management plans include negotiations to convert significant portions of existing debt into equity.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern(Continued)

An estimated $8,000,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis. See Note 3.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 5.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority owned subsidiary after elimination of intercompany accounts and transactions. Wholly-owned subsidiaries of the Company are Trace and Gabriel LLC. The majority owned subsidiary is Resilent. See Note 9.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company has adopted this statement. More information on the Company’s derivatives can be found in Note 7.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty Reserve

Gabriel LLC offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products. At June 30, 2006 and 2005, $9,789 and $10,122, respectively has been reserved for warranty related expenses. For the years ended June 30, 2006 and 2005, warranty expense was $0 and $10,122, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recognized $685,740 and $115,000 as a component of its bad debt expense for the years ended June 30, 2006 and 2005, respectively, for uncollectible notes receivable.

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

Capital leases

The Company has entered into various lease agreements for furniture and equipment. These leases are considered capital leases and are amortized over the estimated life of the assets. The terms of the leases are from 24 to 60 months with monthly payments of $709 to $5,847 including sales tax. The total payments including any bargain buyout are $468,927.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout are $65,660.

The following summarizes the Company’s leased property under capital leases included in major asset classes:

	June 30,
	2006	2005
Equipment	$277,966	$44,987
Furniture and fixtures	93,245	14,104
Leasehold improvements	234,393	-
	605,604	59,091
Accumulated depreciation	(52,385)	(14,347)
	$553,219	$44,744

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to SFAS No. 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment.  If an intangible asset is determined to have an indefinite useful life, it will not be amortized until its useful life is determined to be no longer indefinite. The Company will evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset will be tested for impairment and amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. At June 30, 2006, the Company’s analysis has determined that the life of the SnapTrack license remains indefinite and has not recognized any amortization expense or impairment.

Impairment testing of goodwill under SFAS No. 142 involves a two-phase testing process. The first phase compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill and/or intangible asset is not considered impaired and no additional analysis is required. The second phase of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Pursuant to the first phase of the testing process, the fair value of each reporting unit was determined to be in excess of its respective book value. As such, at June 30, 2006 the Company determined that there is no impairment in the recorded value of goodwill, and no further analysis or phase two testing was necessary.

Goodwill

Gabriel LLC entered into an asset acquisition with Gabriel Technologies, Inc. in April 2003. In allocating the purchase price, Gabriel LLC assigned $1,517,792 to goodwill. In January 2006, the Company purchased 59.8% of Resilent and assigned $893,326 to goodwill. See Note 9. Goodwill is reviewed annually by management for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

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

Licenses

The Company has paid $200,000 for an exclusive license to use A-GPS in the transportation business sector (hereinafter, the “Tracking license”). Under an agreement with Locate Networks, Inc. (“Locate”), the Company will use this technology in its product. This agreement is in force for 10 years. The Tracking license has been allocated to Trace. Trace will also be paid royalties for each device it sells. The license fee of $200,000 will be amortized over 10 years. For the years ended June 30, 2006 and 2005, no royalties were paid or accrued.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Licenses (Continued)

Resilent entered into a license agreement with RF Laboratories, Inc. for which RF Laboratories, Inc. grants to the Company a non-exclusive, worldwide, paid-up, royalty-free, perpetual, non-transferable license to use the RD technology to make, have made, use and sell products (hereinafter, the “Micro RX license”). As of June 30, 2006, the Company has made payments totaling $25,000 to RF Laboratories. RF Laboratories is under no obligation to provide any support or maintenance to the Company or to any third party with respect to the RD technology. RF Laboratories retains the right to make, have made, use, improve, and sell products using the RD technology.

For the years ended June 30, 2006 and 2005, the Company incurred amortization expense related to the Tracking license and the Micro RX license of $20,309 and $17,091, respectively.

With the acquisition of Trace, the Company recorded $9,393,358 in intangible assets related to the SnapTrack license. See Note 9. The SnapTrack license has a perpetual life and is subject to annual impairment testing. On January 16, 2006, the Company entered into an amended and restated license agreement with SnapTrack. The new agreement resulted in $342,108 reduction in deferred payments included in the original agreement. As such, the value of the SnapTrack license was adjusted to $9,051,250. At June 30, 2006, pursuant to testing in accordance with SFAS No. 142, the Company believes that the value ascribed thereto has not been impaired.

The SnapTrack license agreement, for Assisted Global Positioning (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace Technologies has expensed $100,000 per year for the years ended June 30, 2006 and 2005. As of June 30, 2006, $103,000 was owed under the license agreement. On July 7, 2006, the balance of $103,000 was paid.

	June 30,
	2006	2005
Tracking license	$200,000	$200,000
Micro RX license	25,000	—
SnapTrack license	9,051,250	9,393,358
Airtime agreements	150,000	150,000
Manufacturing engineering agreement	50,000	50,000
Other	2,798	—
Accumulated amortization	(39,450)	(17,905)
	$9,439,598	$9,775,453

Proprietary Technology

SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed as a separate product or as part of a product or process,” applies to computer software developed internally and to purchased software. The Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technology feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No amortization expense has been recorded at June 30, 2006. The Company intends to commence amortization when the internally-developed software is placed into service.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Proprietary Technology (Continued)

The Factor 4® Biocard is an identification card that incorporates biometric fingerprints with the ability to self-enroll and authenticate without a need for a central database or any other computer assisted software or hardware. The biocard is a wireless communication device (RFID) with the ability to transmit stored data values. In April 2005, technological feasibility for the Factor 4® Biocard was established. As such, the costs related to the continued development of the Factor 4® Biocard have been capitalized. The Company intends to commence amortization of these costs when the Factor 4® Biocard is launched into commercial production.

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

The capitalized costs included:

(i)	External direct costs, (third party contractors) materials and services consumed in developing the internal use software.

(ii)	Payroll and payroll related costs for employees directly associated with and who devoted time to the internal use project, and interest costs capitalized in accordance with SFAS No. 34.

(iii)	No general or administrative costs, overhead or training costs were capitalized.

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

	June 30,
	2006	2005
Website	$45,074	$45,074
Location services software	2,273,325	1,768,964
Factor4®Biocard	1,728,676	—
Accumulated amortization	(9,883)	—
	$4,037,192	$1,813,938

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at June 30, 2006 and June 30, 2005:

	June 30,
	2006	2005
Note payable to bank, interest at 7%, maturing August
2005, collateralized by all Company assets	$—	$100,000

Note payable to an officer and director, interest at 2%,
maturing June 30, 2006, uncollateralized (see Note 13)	—	235,905

Line of credit payable, interest at prime plus 2%, collateralized
by all Company assets	851,929	—

Notes payable (for terms see detail below)	677,500	—

Convertible note payable to related party with attached warrants, interest rate at 9%, due January 6, 2007	1,000,000	—

Notes payable to related party, interest rate at 9%, due April 14, 2006	200,000	—

Note payable to related party, interest rate at 9%, due August 31, 2006 (see notes 13 and 14)	210,582

Convertible note payable to related party - CTSL	—	—
	2,088,082	—

Derivative on note payable	1,234,350	—

Discount on notes payable	(495,783)	—
Total current notes payable	$3,678,578	$335,905

Long-Term Notes Payable and Capitalized Leases
Note payable to bank, interest at prime plus 1.5%, maturing
August 31, 2010, collateralized by assets of Resilent LLC	$234,554	$—

Capital lease liability (see Note 12)	337,310	45,752
	571,864	45,752
Less current portion	(113,720)	(12,271)
	$458,144	$33,481

The following summarizes the Company's note payable commitments for the next 5 fiscal years ending June 30:

2007	$62,209
2008	$62,209
2009	$62,209
2010	$62,209
2011	$31,078

Line of Credit

On August 12, 2005, the Company entered into a financial arrangement with a commercial bank for a revolving line of credit. The maximum credit facility under this arrangement is $1,500,000 and matures on August 12, 2006. On August 12, 2006, the bank extended the maturity date for the revolving line of credit until November 12, 2006, but it remains outstanding as of the date of this Report. At June 30, 2006, $851,929 has been utilized.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Notes Payable

During the year ended June 30, 2006, the Company issued a total of $677,500 in notes payable to third parties. The interest rates on these notes vary from 9% to the principal amount of note plus 15%. As a part of several of these financing transactions, the Company also issued warrants to purchase shares of its common stock at an exercise price of $1.00.

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
	$677,500
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Convertible Note Payable to Related Party

On January 11, 2006, the Company closed on a $1,000,000 funding of a senior convertible promissory note (the “Broidy Note,” which was one component of the “Broidy Transaction”) with Broidy Capital Management (“Broidy”). The Broidy Note was effectively a consolidation of a prior $200,000 convertible promissory note dated December 9, 2005, and the extension of an additional $800,000 credit, minus $25,000 in non-accountable expenses.  The Broidy Note bears interest at 9% per annum.  The maturity date of the Note is January 6, 2007. The Broidy Note is subject to acceleration under certain conditions. Interest due for the first quarter was paid on April 11, 2006. No additional interest has been paid as of June 30, 2006. As of June 30, 2006, the Company has not timely paid interest and principal under the Broidy Note.

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

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” the fair value of the conversion warrants issued under the Broidy Transaction have been reported as a liability. On the effective date, the conversion feature had a value of $240,600 and the warrants had a value of $356,700 which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of two years, estimated volatility of 65%; a risk free interest rate of 4%; no dividend payments. On the date of the Broidy Note, the Broidy Note had a net value of $377,800 or the difference between the proceeds and the value of the warrants and conversion features. The conversion features and warrants are considered derivative financial instruments and will be marked to fair value on a quarterly basis. Any changes in the fair value of the conversion features and warrants will be recorded through the consolidated statement of operations as other income (expense). For the year ended June 30, 2006, the Company recognized a non-cash expense of approximately $637,050.

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

Pursuant to the Broidy Note, the Company agrees that it will register all shares of the Company’s common stock (i) issuable upon conversion of the Broidy Note, (ii) held by Broidy as of the date of the Broidy Note, (iii) the Security Shares, and (iv) issued upon exercise of warrants held by Broidy as of the date of the Broidy Note, including the Broidy Warrant (collectively, the “Registrable Securities”), within 150 days of the date of the Broidy Note (the “Last Registration Date”). The Company agrees that if the Registrable Securities are not registered by the Last Registration Date (which is June 10, 2006), and for every month thereafter that the Registrable Securities are not registered, the exercise price set forth in the Broidy Warrant shall be reduced 10% until all of the Registrable Securities are registered. The Company considered the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.” The Broidy Warrant was issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause if the common stock issued upon exercise of the Broidy Warrant are not registered. As of June 30, 2006, the Company has not file a registration statement with the SEC. As such, the exercise price of the Broidy Warrant was reduced by 10% to $0.90 as of June 30, 2006. See Note 14. The Company considers the liability established with the Broidy Warrant derivatives adequate for the registration rights.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Convertible Note Payable to Related Party (Continued)

Broidy has the right to convert the Broidy Note into at least $1,000,000 worth of common stock of the Company at a conversion price of $1.00 per share (the “Strike Price”), and such right to convert exists at any time the Broidy Note is outstanding. Additionally, as long as any amount is owed under the Broidy Note, if the Company issues any securities, options, warrants or derivatives of any kind with a sale, exercise or strike price of less than $1.50 per share, then the conversion right will be reduced by the percentage of the difference between $1.50 and the price of the issued security, option, warrant or derivative.  By way of example, if the Company issues securities with an exercise price of $0.75, i.e., a total of 50% (75/150) below $1.50, then the Strike Price will also be reduced by 50%, such that Broidy would have the option of converting the Broidy Note into a total of 2,000,000 shares. As of June 30, 2006, the Company had issued securities, options and warrants with a sale and exercise price of $1.00. As such, the Strike Price under the Broidy Note is $0.67 and Broidy has the option of converting the Broidy Note into 1,500,000 shares of the Company’s common stock.

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

The derivative liability associated with the note is as follows:

	January 6, 2006	Change in value recorded as a loss	June 30, 2006
Conversion derivative	$240,600	$266,850	$507,450
Warrant derivative	356,700	370,200	726,900
	$597,300	$637,050	$1,234,350

Notes Payable to Related Parties

Broidy Capital Management

On February 14, 2006, the Company executed a Promissory Note in the principal amount of $200,000 in favor of Broidy at 9% interest with principal and accrued interest due on April 14, 2006. An interest payment on the note was made on April 1, 2006. No other payments have been made under the note. The maturity date of the note was extended without penalty to June 1, 2006. As of June 30, 2006, the Company is in default under the Broidy Note. Broidy received the Security Interest as security for the Company’s obligations under the note. The note provided, among other things, that (i) Broidy was to receive a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $1.00 per share if the note was not paid in full by March 31, 2006 (the “200K Warrant”), and (ii) 600,000 shares of the Security Shares shall transfer to Broidy if the note was not paid in full by April 14, 2006 (the “Default Event”). On or about March 31, 2006, the Company issued Broidy the 200K Warrant. On or about April 14, 2006, the Company and Broidy entered into an oral agreement whereby Broidy agreed to waive the Default Event in exchange for his receipt of a warrant to acquire 100,000 shares of the Company’s common stock.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company’s Own Stock”, the fair value of the warrants issued under the CTSL Note have been reported as an equity derivative. On the effective date, the warrants had a value of $268,800, which value was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were a five year life, estimated volatility of 65%, a risk free interest rate of 4%, and no dividend payments. The CTSL Note was valued at $91,200 after expensing the $40,000 discount. The warrants are required to be registered, but contain no penalties. The Company has considered the provisions of EITF 00-19 such as stock purchase warrants that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The Company considers the warrant derivative adequate for the registration rights.

CTSL demanded repayment of the CTSL Note on March 10, 2006, and the Company issued 1,000,000 shares of its common stock upon conversion of the CTSL Note to Nicholas A. Fegen, individually. In the last half of the year ended June 30, 2006, the Company discharged its obligation and as a result the Company recorded charges to operations with the CTSL Note of $908,800 as illustrated in the following table:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company entered into an agreement with Pali Capital for financing services. Under the agreement, the Company issued 70,000 shares of the common stock and executed a note for $187,000 due October 31, 2005 with interest at 11%. The note was paid in full in April 2006. As of June 30, 2006, the Company has incurred additional fees of $187,450 under the agreement. As of June 30, 2006, the remaining outstanding balance under the agreement was $99,450.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Resilent LLC d/b/a Digital Defense Group

On January 19, 2006, the Company entered into a plan of exchange and a securities exchange agreement with Resilent LLC pursuant to which the Company acquired a 59.8% controlling interest in Resilent (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the Company acquired 11,868 Class “A” Membership Interest Units of Resilent (the “Resilent Units”) in exchange for (i) cash, (ii) a $2,000,000 promissory note, and (iii) 4,593,750 shares of the Company’s common stock. The note bears no interest and has a maturity date of June 15, 2006.  As a result of the Exchange Agreement, the Company now owns a majority interest in Resilent. See Note 14.

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

The Company has clawback rights to up to 1,500,000 of the shares it issued to Resilent, such clawback rights to vest in the Company if the pre-tax earnings of Resilent for the 12-months following initial production do not meet certain minimum amounts, as set forth in the exchange agreement. Paragraph 27 of Statement 123(R) requires that the effect of certain contingent features such as clawback provisions be accounted for if and when the contingent event occurs. Paragraph A190 of Statement 123(R) states that contingent features such as clawback provisions should be accounted for by recognizing the consideration received in the corresponding balance sheet account and a credit in the income statement equal to the lesser of the recognized compensation cost of the share-based payment arrangement that contains the contingent feature and the fair value of the consideration received. As of June 30, 2006, the clawback right (the contingent event) had not occurred, and, as such, no income was recorded.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACQUISITIONS (CONTINUED)

Resilent LLC d/b/a Digital Defense Group (Continued)

Following is a summary of the net assets acquired in the acquisition of Resilent:

Accounts receivable	$6,150
Inventory	61,679
Prepaids and deposits	9,007
Property and equipment (net)	559,267
Proprietary technology and intangible assets	1,664,302
Goodwill(1)	5,733,823
Accounts payable	(439,096)
Accrued expenses	(56,051)
Accrued interest	(102,658)
Note payable to related party	(376,593)
Note payable to bank	(255,539)
Lease payable	(210,541)
Net Assets Acquired	$6,593,750

____________________
(1) Upon consolidation and elimination of intercompany investments, $893,326 is recognized as goodwill on a consolidated basis. See Note 6.

NOTE 10 - COMMON STOCK AND WARRANTS

Common Stock

In July 2005, the Company issued 600,000 shares of common stock when 600,000 warrants were exercised at $1.00 per share. Participants to the warrant exercise received an additional 600,000 warrants which were originally set to expire December 30, 2009 and exercisable at $1.28 per share.  The equity warrants were subsequently repriced to an exercise price of $1.00 because of the Company's declining share price.  This transaction principally resulted in a reallocation of equity accounts with no material impact to the Company's operating loss.

On November 23, 2005, the Company issued 1,500,000 shares of common stock valued at $0.80 per share for a consulting services agreement with Nicholas A. Fegen dated October 8, 2005. The shares have piggyback rights attached upon filing a registration. EITF Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” requires the Company to measure the fair value of the equity instruments using the stock price and other management assumptions as of the earlier of (1) the date at which a commitment for performance of the counterparty to earn the equity instrument is reached (a performance requirement) (2) the date at which the counterparty’s performance is complete. Since the consulting agreement was dated October 8, 2005 and stock issued on November 23, 2005, Fegen was fully vested, and there was no measurable performance criteria, the expense of the services is recognized in the period in the same manner as if the Company had paid cash for the services. Based on these considerations, the Company charged $1,200,000 to operations for the year ended June 30, 2006.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

The following is a summary of stock warrant activity for the year ended June 30, 2006:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2005	2,018,500	$1,00 - $1.28(1)	$0.78	7/05 - 7/08

Warrants issued for equity financing	4,460,789	1.00 - $1.28(1)	0.46	7/08 - 12/09

Warrants issued for fees and services	1,356,480	1.00 - $2.09	0.33	12/09 - 1/11

Warrants issued for notes payable	1,825,000	1.00	0.23	12/09

Warrants exercised	(600,000)	1.00	1.00	7/05

Outstanding at June 30, 2006	9,060,769	$1.00 - $2.09	$0.43	7/08 - 12/09
____________________
(1) During the year ended June 30, 2006, the Company repriced equity warrants with an exercise price of $1.28 down to $1.00 because of the Company's declining share price.  This transaction principally resulted in a reallocation of equity accounts with no material impact to the Company's operating loss.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Stock Options (Continued)

On January 18, 2006, the Company granted non-qualified stock options exercisable for 3,647,000 shares of the Company’s common stock, pursuant to the Gabriel Plan, to eleven employees of the Company. Each stock option has an exercise price of $1.00 per share, and vested based on certain percentages over the six months, and are exercisable for a term of five years from the date such stock option was granted. Of the 3,647,000 stock options granted, 1,500,000 of such stock options were granted to the Company’s chief executive officer, Keith Feilmeier, and 950,000 of such stock options were granted to the Company’s chief financial officer, Maurice Shanley. The exercise price of the options is equal to the market value of our common stock on the effective date of grant. Compensation expense of $2,151,730 was recognized based on the estimated fair value of the options at their grant date. Fair value was determined using the Black-Scholes option price model. Inputs into the Black-Scholes model were as follows: Volatility - 65%, Risk-free interest rate - 4%, Exercise price - $1.00, Share price $1.01, Dividend payment of $0.

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

The following tables provide information relating to the status of, and changes in stock options granted as of June 30, 2006.

Employee Stock Options	Shares	Fair Market Value

Options outstanding at June 30, 2005	—	—
Granted	4,397,000	$ 1.00
Canceled	—	—
Options outstanding at June 30, 2006	4,397,000	$ 1.00

Options outstanding and exercisable at June 30, 2006 were as follows:

Options Outstanding				Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	4,397,000	4.59	$1.00	4,397,000	$1.00

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

In December 2004, the Company issued 250,000 shares of its common stock to Nicholas A. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Nicholas A. Fegen for $625,000. This note is treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amount of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on the note receivable as of June 30, 2006, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 13.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

The significant components of the deferred tax asset at June 30, 2006 and 2005 were as follows:

	June 30,
	2006	2005
Deferred tax asset	$5,839,600	$2,145,238
Less: deferred tax liability	(16,378)	(127,800)
Less: valuation allowance	(5,823,222)	—
Net deferred tax asset	$—	$2,017,438

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the entire benefit of the net deferred tax asset, a valuation allowance for the entire net deferred tax asset has been established at June 30, 2006.

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

Trace Technologies, LLC leases 829 square feet of office space in Bellevue, Washington on a month-to-month basis. The monthly rate is $1,036.

Resilent leases approximately 4,000 square feet of office space in Omaha, Nebraska, under a lease which commenced on August 1, 2005 and expires on July 31, 2015. The current monthly rental under this lease is $5,983.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The SnapTrack license agreement, for Assisted Global Positioning (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace Technologies has expensed $100,000 per year for the years ended June 30, 2006 and 2005. As of June 30, 2006, $103,000 was owed under the agreement. On July 7, 2006, the balance of $103,000 was paid.

Consulting Agreement

On December 6, 2005, the Company executed a 24 month consulting agreement with Mr. Dan Leonard to provide general business consulting services to the president of the Company. In consideration for the services rendered to the Company, Leonard is entitled to an aggregate consulting fee of $150,000 per year, payable in monthly installments of $12,500. In addition, Leonard is entitled to warrants to purchase shares of the Company’s common stock equal to an amount of $100,000 in current value. As such, Leonard was issued a warrant to purchase 182,315 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have a five-year term. If the stock purchase between the Company and Resilent LLC did not take place, the consulting agreement would have become null and void. On January 19, 2006, the acquisition of 59.8% of Resilent LLC occurred and as a result the consulting agreement remains in effect.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS (CONTINUED)

Consulting Agreements (Continued)

On January 31, 2006, the Company executed a 12 month consulting agreement with Mr. Barry Nussbaum to provide general business consulting services to the president of the Company. In consideration for the services rendered to the Company, Nussbaum will be issued warrants to purchase up to 250,000 shares of Gabriel’s common restricted shares at a strike price of $1.00. The warrants have a five-year term and vest at 20,833 warrants per month over the term of the agreement. In addition, the consultant will be reimbursed for previously approved out of pocket expenses.

On March 15, 2006, the Company executed a 12 month consulting agreement with the Jefferson Consulting Group (“Jefferson”) to provide marketing and business development services. In consideration for the services rendered to the Company, Jefferson is entitled to a fixed monthly retainer of $7,500 for the first three months, $10,000 for the next 3 months and $15,000 for the last six months of the consulting agreement. Jefferson is also entitled to a success fee for each government contract awarded to the Company upon the satisfaction of certain conditions. Such success fees range from 3% to 4% of the gross revenue received by the Company from each such government contract. After the initial 90 days of the consulting agreement, each of the Company and Jefferson has the ability to terminate the consulting agreement upon 30-days written notice of such termination. As of June 30, 2006, the Company has not paid any of the fixed monthly retainers to Jefferson and Jefferson has not earned any success fees. As of June 30, 2006, the Company owed Jefferson $23,106 under the consulting agreement.

On March 22, 2006, the Company entered into a consulting agreement with Voyager Consulting LLC (“Voyager”). The Company retained the services of Voyager to assist the Company in the marketing and sale of its security products to a major retail chain. In exchange for these services, the Company agreed to pay a fee to Voyager in an amount equal to 5% of all the gross revenues received by the Company, directly or indirectly, from the sale of its security products to the retail chain stores. In addition to the fee, Voyager will be entitled to warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share at any time on or before the fourth anniversary of the consulting agreement if and when certain conditions are met. As of June 30, 2006, the Company owed Jefferson $23,106 under the consulting agreement.

Placement Agent Consulting Agreement

Pursuant to a letter agreement between the Company and Pali Capital Inc., Pali has been hired as a representative of the Company to raise money for the Company by introducing it to investors to purchase the Company’s securities. Pali is entitled to a fee of 9% of the gross proceeds from any equity or debt financing procured by Pali. In addition, Pali is entitled to warrants to purchase common stock equal to 9% of the total face amount of any equity financing with an exercise price equal to the price at which the investors acquire such shares and with such other terms including registration rights and duration as any warrants issued to investors.

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

Pit Crew Express Transaction

On June 4, 2004, Gabriel LLC entered into a retail distribution agreement to sell various WAR-LOK™ products through convenience stores throughout the United States. As part of the agreement, Gabriel LLC purchased a $200,000 debenture from Pit Crew Express, convertible at Gabriel LLC’s option, into shares of Pit Crew Express’ common stock. Additionally, Gabriel LLC loaned Pit Crew Express $200,000 as evidenced by a demand note.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Keith R. Feilmeier - Shareholder, Chairman and Chief Executive Officer (Continued)

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against Pit Crew Express and others associated with the two outstanding notes receivable in the principal amounts of $200,000 and $331,000. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. As of June 30, 2006, potential collection efforts on the default judgment are being conducted in Texas.

As of June 30, 2006, these Pit Crew Express notes have been fully reserved as uncollectible.

Oxford Ventures, Inc. Transactions

On June 30, 2005, the Company borrowed $100,000 at 7% interest, due on August 29, 2005, from First Community Bank of Nebraska. The note was secured by a security agreement dated June 30, 2005 and a commercial pledge agreement dated June 30, 2005 from the Company, and personal guarantees from Mr. Feilmeier and Mr. Dennis D. Blackman. The loan was repaid with interest of $1,167 on August 25, 2005. Of the $98,500 advanced on the loan, $88,500 was paid to Mr. Feilmeier to reduce his loans to the Company. $10,000 was advanced to Oxford Ventures, Inc. and charged to Mr. Feilmeier’s loan account. The advance to Oxford Ventures was a personal transaction of Mr. Feilmeier and not a loan or advance by the Company.

At June 30, 2005, Oxford Ventures, Inc. (OXFV.OB) listed the same business address as the Company. Oxford Ventures shared no offices and the Company provides no services to Oxford Ventures. The president of Oxford Ventures, Mr. Daniel K. Leonard, is also a principal officer of Secure-Lok Distribution, LLC. Secure-Lok purchased $180,134 of the Company’s products in March 2005. In December 2005, Mr. Leonard was retained as a consultant to the Company. His consulting agreement has a term of two years with a monthly payment of $12,500. See Note 12.

Nicholas A. Fegen - Shareholder/Consultant

Initial Consulting Agreement

On July 27, 2004, the Company entered into a consulting and investment banking services agreement with Mr. Nicholas A. Fegen. Mr. Fegen agreed to perform for the Company all necessary services required in working to bring about the effectiveness of the Company’s business plan of operations. As such, Mr. Fegen would provide bona fide services to the Company. Services to the Company, throughout the term, included, but were not limited to, identifying and securing business opportunities, acquisitions and combinations for the Company, investment banking advice, marketing advice and interfacing with marketers, all at the direction of the Company. Mr. Fegen was to dedicate all of the necessary time and facilities required to perform under the consulting and investment banking services agreement. However, Mr. Fegen was only obligated to perform such services on a non-exclusive basis and may provide similar services to others provided they were not directly competitive with the Company’s businesses. The services to be provided by Mr. Fegen were not to be in connection with the offer or sale of securities in a capital-raising transaction, and were not to directly or indirectly promote or maintain a market for the Company’s securities.

The consulting and investment banking services agreement was cancelled on May 31, 2005. Mr. Fegen was issued 1,000,000 shares of the Company’s common stock as compensation for the cancellation of the agreement.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $625,000. This note receivable was also treated as a common stock subscription receivable wherein equity is reduced until the note receivable is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amounts of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on this note receivable as of June 30, 2006, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 10.

Second Consulting Agreement

On November 23, 2005, the Company issued 1,500,000 shares of common stock valued at $0.80 per share for a consulting services agreement with Mr. Fegen, dated October 8, 2005. The shares have piggyback rights attached upon filing a registration statement. EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” requires the Company to measure the fair value of the equity instruments using the stock price and other management assumptions as of the earlier of (1) the date at which a commitment for performance of the counterparty to earn the equity instrument is reached (a performance requirement) or (2) the date at which the counterparty’s performance is complete. Since the consulting agreement was dated October 8, 2005 and stock issued on November 23, 2005, Mr. Fegen was fully vested, and there was no measurable performance criteria, the expense of the services is recognized in the period in the same manner as if the Company had paid cash for the services. Based on these considerations, the Company charged $1,200,000 to operations for the year ended June 30, 2006.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company’s Own Stock,” the fair value of the warrants issued under the CTSL Note have been reported as an equity derivative. On the effective date, the warrants had a value of $268,800, which value was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were a five year life, estimated volatility of 65% and a risk free interest rate of 4%. The CTSL Note was valued at $91,200 after expensing the $40,000 discount. The warrants are required to be registered, but contain no penalties. The Company has considered the provisions of EITF 00-19 such as stock purchase warrants that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The Company considers the warrant derivative adequate for the registration rights.

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

Jerry Suess - Shareholder/Director

Mr. Jerry Suess has provided and personally guarantees credit cards used by the Company. Total charges on the credit card accounts for the year ended June 30, 2006 were $669,876, with the highest monthly charges being $97,260. For the quarter ended June 30, 2006, $169,494 was charged and the highest monthly charges amounted to $71,937. Mr. Suess receives no compensation for the use of his credit cards.

Mr. Suess also is a principal in Nebraska Leasing. The Company leases a vehicle and office equipment from Nebraska Leasing. Lease payments to Nebraska Leasing totaled $45,218 and $28,709 for the years ended June 30, 2006 and 2005, respectively.

Matt Gohd - Shareholder/Director/Placement Agent Consultant

On September 13, 2006, the board of directors of the Company appointed Mr. Matt Gohd to fill a vacancy on the board. Gohd is the representative of Pali Capital Inc. (“Pali”) on the board. Mr. Gohd is a principal and senior managing director with Pali. Pursuant to a letter agreement between the Company and Pali dated March 22, 2005, Pali has the right to name one director to the Company’s board of directors.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Steven Campisi - Shareholder, Director, President of Resilent LLC

On January 19, 2006, the Company entered into an employment agreement with Mr. Steven Campisi, pursuant to which Mr. Campisi was retained as the president of Resilent. Pursuant to the employment agreement, Mr. Campisi cannot be terminated for any reason other than for “good cause” until January 18, 2008, after which time Mr. Campisi can be terminated at any time for any reason by the Company. Mr. Campisi is to receive an annual base salary of $175,000 and an option to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share. The option expires on January 18, 2011. The option does not vest until 2007, and the vesting schedule is based on the performance of Resilent. The agreement provides that all work product developed by Mr. Campisi during his course of employment shall be assigned to the Company, and that Mr. Campisi will not compete with the Company for a period of six months following his termination of employment with the Company.

NOTE 14 - SUBSEQUENT EVENTS

July 2006

In July 2006, the Company issued a warrant certificate to purchase 300,000 shares of common stock at a purchase price of $1.00 per share in full satisfaction of two invoices from one of Gabriel LLC’s suppliers totaling $95,019.

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against various defendants associated with two outstanding notes receivable in the principal amounts of $200,000 and $331,000. See Notes 4 and 13. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. Potential collection efforts on the default judgment are being conducted.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

On July 25, 2006, the Company and the Company’s wholly-owned subsidiary, Trace Technologies, LLC, entered into an asset purchase agreement with CSI Wireless LLC (“CSI Wireless”). Pursuant to the asset purchase agreement, Trace agreed to acquire CSI Wireless’s assets and technology related to the design, manufacture, enhancement and support of A-GPS tracking device, engineered and manufactured by CSI Wireless for Trace, known as “Location-Tag”, and agreed to terminate a technology development and manufacturing agreement with CSI Wireless. For CSI Wireless’ assets and technology, Trace agreed to (i) pay $125,000 into escrow at the signing of the asset purchase agreement, (ii) pay $325,000 at the closing of the transaction, (iii) pay $125,000 by way of a promissory note due 90 days after the closing of the transaction, and (iv) pay $250,000 by way of a promissory note due 180 days after the closing of the transaction (with such two promissory notes referred to as the “Promissory Notes”). In addition, the Company agreed to issue to CSI Wireless shares of its common stock (with certain registration rights) in an amount equal to the value of $145,000 at the closing of the transaction, and, further, to issue shares its common stock in amount equal to the value of $375,000 at the closing of the transaction as security for payment of the Promissory Notes (the “Security Shares”). The Security Shares would be returned to the Company upon payment of the Promissory Notes. No CSI Wireless liabilities would be assumed by Trace in the transaction. The closing of the transaction, which was expected in August 2006, is expected to close in the near future assuming the Company can raise sufficient capital. As of June 30, 2006, $125,000 was paid into escrow upon the signing of the asset purchase agreement.

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

On August 31, 2006, Mr. James Moran resigned as a director of the Company. On September 13, 2006, the board of directors of the Company appointed Mr. Matt Gohd to fill a vacancy on the board. Mr. Gohd is the representative of Pali Capital, Inc. Mr. Gohd is a principal and senior managing director with Pali. Pursuant to a letter agreement between the Company and Pali dated March 22, 2005, Pali has the right to name one director to the Company’s board of directors.
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

October 2006

In October 2006, the Company secured equity financing of $75,000 in a private placement with two individuals. In exchange for the monies, the Company issued 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock at an exercise price of $1.00 per share. The Company used the monies for working capital and general corporate purposes.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

In October 2006, the Company secured equity financing of $25,000 in a private placement with an individual. In exchange for the monies, the Company issued 25,000 shares of common stock and warrants to purchase 25,000 shares at an exercise price of $1.00 per share. The Company used the monies for working capital and general corporate purposes.

In October 2006, the Company received a letter from Mr. Steven Campisi, the manager of Resilent and one of the Company’s directors, asserting that the Company defaulted under the Resilent Note in February 2006 and that, as a result, Resilent has the right to cancel 3,520.85 of the units owned by the Company in Resilent pursuant to the Exchange Agreement. If these units were cancelled, the Company would have an approximate 52% ownership interest in Resilent. The Company disagrees with Mr. Campisi’s assertions and intends to defend its ownership interest of Resilent.

On October 31, 2006, the Company secured $100,000 in short term financing from two individuals for working capital and general corporate purposes. In exchange for the promissory notes, the Company agreed to pay the principal together with interest equal to 10% per annum by April 30, 2007. As additional consideration to the lenders for making the loans to the Company, the lenders received warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

As of the Report Date

Since May 2006, the Company has not paid the monthly interest due on the Broidy notes (the senior convertible promissory note for $1,000,000 dated January 11, 2006 or the promissory note for $200,000 dated February 14, 2006). See Note 7. In addition, the maturity date for the Broidy promissory note for $200,000 was June 1, 2006. As of the date of this report, the Company has not received any notice of default related to the Broidy Transactions. As outlined in Note 7 above, the stock warrants issued in conjunction with the Broidy Transactions included a liquidated damages clause if the stock underlying the convertible note and related warrants were not registered by the Last Registration Date (June 10, 2006). If such stock of the Company was not registered by the Last Registration Date, the exercise price set forth in the Warrant Agreement would be reduced 10% on that date and on the same date every month therafter until all of such stock is registered. As such, as of the date of this report, the exercise price of the warrants is effectively reduced by 50% to $0.50.

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

In general, the Company entered into a number of financing transactions which provided for registration rights including commitments as noted above to complete a registration statement by a certain date. As such, the Company commenced its registration efforts in July 2006 but due to time and resource constraints, the Company decided to postpone moving forward with the registration statement process until after it has completed its current Form 10-KSB filing. The Company anticipates such registration statement to be completed in January or February 2007.
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