Form 10QSB
period 2006-09-30
GABRIEL TECHNOLOGIES CORP
filed 2006-12-20
CIK 1009833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER 000-23415

GABRIEL TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE	22-3062052
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4538 SOUTH 140TH STREET OMAHA, NEBRASKA 68137	(402) 614-0258
(Address of principal executive offices)	(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
 Yes ☐  No ☒

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of November 15, 2006, was 37,407,521.1

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

_____________
1  Excludes 3,000,000 shares of the issuer’s common stock issued in the name of the issuer and held by an investor as security for the issuer’s obligations to the investor.

FORM 10-QSB

GABRIEL TECHNOLOGIES CORPORATION

SEPTEMBER 30, 2006

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
at September 30, 2006	1-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2006 and 2005	3

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended September 30, 2006	4-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended September 30, 2006 and 2005	6-7

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	8-36

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	37

ITEM 3. CONTROLS AND PROCEDURES	46

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	47

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47

ITEM 6. EXHIBITS	49

SIGNATURES	50

PART I - FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30, 2006 (unaudited)	June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,738	$155,423
Accounts receivable, net	212,511	268,123
Inventory	1,729,738	1,437,634
Note receivable from related party	27,297	14,576
Prepaid expenses and deposits	152,069	95,990
Total Current Assets	2,161,353	1,971,746

OTHER ASSETS
Equipment, net	1,126,716	1,164,692
Patents, net	111,467	111,610
Licenses, net	9,433,115	9,439,598
Goodwill	2,411,118	2,411,118
Proprietary technology	4,044,936	4,037,192
Other assets	16,511	68,313
Total Other Assets	17,143,863	17,232,523

TOTAL ASSETS	$19,305,216	$19,204,269

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30, 2006 (unaudited)	June 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,444,389	$1,909,625
Accrued expenses	334,275	226,336
Line of credit	852,593	851,929
Notes payable	1,965,000	2,088,082
Discount on notes payable	(273,413)	(495,783)
Derivative liability	607,000	1,234,350
Current portion of long-term notes and leases	115,370	113,720
Other liabilities	311,950	249,450
Total Current Liabilities	6,357,164	6,177,709

LONG-TERM LIABILITIES
Note payable to bank, net of current portion	177,895	189,651
Capital lease obligations, net of current portion	249,398	268,493
Total Liabilities	6,784,457	6,635,853

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 37,332,521 and 36,397,321 shares issued and outstanding	37,333	36,397
Additional paid-in capital	35,798,622	34,384,005
Subscriptions receivable	(1,470,000)	(2,470,000)
Accumulated deficit	(21,845,196)	(19,381,986)
TOTAL STOCKHOLDERS’ EQUITY	12,494,920	12,568,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,305,216	$19,204,269

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2006	2005

REVENUES	$478,759	$342,103

COST OF GOODS SOLD	295,929	238,360

GROSS PROFIT	182,830	103,743

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	2,006,174	717,106
Professional fees	478,328	100,202
Total Expenses	2,484,502	817,308

LOSS FROM OPERATIONS	(2,301,672)	(713,565)

OTHER INCOME (EXPENSE)
Interest income	20,629	16,448
Financing expense	(230,500)	—
Loss on conversion of note payable	(254,875)	—
Gain (loss) from change in derivative liability	627,350	—
Interest expense	(324,142)	(3,781)
Total Other Income (Expense)	(161,538)	12,667

LOSS BEFORE TAXES	(2,463,210)	(700,898)

INCOME TAXES	—	—

NET LOSS	$(2,463,210)	$(700,898)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.07)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	36,712,424	25,373,493

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended September 30, 2006
(Unaudited)
	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Balance at June 30, 2005	24,916,971	$24,917	692,750	$22,864,828	$(2,120,000)	$(4,832,404)	$15,937,341

Warrants exercised at $1.00 per share	600,000	600	(600,000)	599,400	—	—	600,000

Cancellation of Section 1145 warrants	—	—	(92,750)	—	—	—	—

Cash received from subscription receivable	—	—	—	—	650,000	—	650,000

Common stock issued for services at $0.80 per share	1,500,000	1,500	—	1,198,500	—	—	1,200,000

Common stock issued for acquisition at $1.00 per share	4,593,750	4,594	—	4,589,156	—	—	4,593,750

Common stock issued for equity financing at $1.00 per share	3,275,000	3,275	—	3,271,725	(1,000,000)	—	2,275,000

Common stock issued for services at $1.38 per share	500,000	500	—	689,500	—	—	690,000

Common stock issued for conversion of note payable at $1.00 per share	1,000,000	1,000	—	999,000	—	—	1,000,000

Common stock issued for services at $1.10 per share	40,755	41	—	44,790	—	—	44,831

Miscellaneous corrections and adjustments	(29,155)	(30)	—	30	—	—	—

Fair value of stock options issued for services	—	—	—	2,259,855	—	—	2,259,855

Fair value of warrants issued for services	—	—	—	442,921	—	—	442,921

Fair value of warrants issued with debt financing	—	—	—	424,300	—	—	424,300

Equity eliminated in consolidation	—	—	—	(3,000,000)	—	—	(3,000,000)

Net loss for the year ended June 30, 2006	—	—	—	—	—	(14,549,582)	(14,549,582)

Balance at June 30, 2006	36,397,321	$36,397	—	$34,384,005	$(2,470,000)	$(19,381,986)	$12,568,416

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended September 30, 2006
(Unaudited)

	Common Stock		Section 1145 Stock Warrants	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares
Common stock issued for conversion of note payable at $1.00 per share with attached warrants	286,000	$286	—	$425,854	$—	$—	$426,140

Fair value of warrants issued for inventory	—	—	—	95,020	—	—	95,020

Fair value of warrants issued for services	—	—	—	51,665	—	—	51,665

Common stock issued for services at $0.73 per share	100,000	100	—	72,900	—	—	73,000

Common stock issued for conversion of note payable at $0.70 per share with attached warrants	207,200	208	—	171,833	—	—	172,041

Common stock issued for equity financing at $0.75 per share with attached warrants	67,000	67	—	66,933	—	—	67,000

Common stock issued for equity financing at $0.74 per share with attached warrants	325,000	225	—	224,775	—	—	225,000

Common stock issued for equity financing at $0.77 per share with attached warrants	50,000	50	—	49,950	—	—	50,000

Fair value of warrants issued with debt financing	—	—	—	31,000	—	—	31,000

Fair value of stock options issued for services	—	—	—	181,687			181,687

Fair value of warrants issued with debt financing	—	—	—	43,000	—	—	43,000

Net loss for the quarter ended September 30, 2006	—	—	—	—	—	(2,463,210)	(2,463,210)

Balance at September 30, 2006	37,332,521	$37,333	—	$35,798,622	$(1,470,000)	$(21,845,196)	$12,520,759

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,463,210)	$(700,898)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization/Depreciation expense	64,506	25,536
Loss on conversion of note payable	254,875	—
Common stock issued for services	73,000	—
Options and warrants issued for services	493,692	—
Gain on derivatives	(627,350)	—
Bad debt expense	45,976	—
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(56,079)	(99,976)
Other assets	51,802	110
Accounts receivable	55,612	22,999
Accrued interest receivable	—	(16,287)
Inventory	(197,084)	103,484
Increase (decrease) in:
Accounts payable	534,764	51,033
Accrued expenses	115,140	34,448
Other liabilities	62,500	(53,108)
Net cash used by operating activities	(1,591,856)	(632,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(16,089)	(33,711)
Investor deposits	—	25,000
Patent costs	(1,765)	(3,365)
Proprietary technology	(9,794)	(261,868)
Net cash used by investing activities	(27,648)	(273,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	664	530,647
Proceeds from stock and equity transactions	1,342,000	600,000
Proceeds from notes payable	469,000	—
Payment of notes payable	(295,124)	(100,000)
Payment of related party note payable, net	(12,721)	(180,225)
Net cash provided by financing activities	1,503,819	850,422

Net increase/(decrease) in cash and cash equivalents	(115,685)	(56,181)

Cash and cash equivalents beginning of period	155,423	96,257

Cash and cash equivalents end of period	$39,738	$40,076

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$31,352	$3,781

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended September 30,
	2006	2005
NON-CASH INVESTING AND FINANCING TRANSACTION
Common stock issued for services	$73,000	$—
Stock rights issued for notes payable	$31,000	$—
Stock rights issued for services	$550,872	$—
Common stock and warrants issued for debt conversion	$598,181	$—

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Method

The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses for the three months ended September 30, 2006 and September 30, 2005, were $4,046 and $122, respectively.

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amount that will not be collected. On a periodic basis, the Company reviews its accounts receivable balances and considers the need for an allowance for doubtful accounts based on the Company’s past and expected collections and current credit conditions. Accounts receivable consists of the following items at September 30 and June 30, 2006:
	September 30,	June 30,
	2006	2006
Accounts receivable	$272,625	$328,123
Allowance for uncollectible accounts	(60,114)	(60,000)
	$212,511	$268,123

At September 30, 2006, 100% of the Company’s accounts receivable balance serves as collateral for Gabriel LLC’s line of credit with Nebraska State Bank. See Note 7.

The Company’s bad debt expense related to its accounts receivable for the three months ended September 30, 2006 and September 30, 2005 was $26,176 and $0, respectively.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (Continued)

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of September 30, 2006, the estimated fair value of the Company’s derivative liability was $607,000. The estimated fair value of the debt features was determined using the Black-Scholes Model. The model uses several assumptions including: historical stock price volatility (65%), risk-free interest rate (4.00%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. There was a decrease in the market value of the Company’s common stock to $0.55 at September 30, 2006, from $0.95 at June 30, 2006. See also Note 7.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings/loss per share. Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share. Although there were common stock equivalents outstanding at September 30, 2006, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

Economic Dependencies

The Company purchases its products from seven major suppliers which provided approximately 69% of its total purchases for the three months ended September 30, 2006.

The Company had seven major customers for the three months ended September 30, 2006, which comprise approximately 69% of its sales.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value for the three months ended September 30, 2006 and 2005.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $4,200,000 and an accumulated deficit incurred through September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accountant’s report accompanying the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2006, includes an explanatory paragraph relating to the uncertainty about the Company’s ability to continue as a going concern. This qualification may make it more difficult for the Company to raise additional capital when needed. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. The Company’s continued existence is dependent upon its continued ability to raise funds through the issuance of securities or borrowings, and its ability to acquire assets or satisfy liabilities by the issuance of stock. The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believes that it will eventually be able to reverse the present deficit.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operation.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Warranty Reserve

Gabriel LLC offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products. For the three months ended September 30, 2006 and 2005, $9,789 and $10,122, respectively has been reserved for warranty related expenses. For the three months ended September 30, 2006 and 2005, warranty expense was $0 and $0, respectively.

NOTE 3 - INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. In the three months ended September 30, 2006, the Company has not incurred losses from write-downs to market.

Inventories at September 30 and June 30, 2006 consist of the following:
	September 30,	June 30,
	2006	2006
Materials	$961,590	$822,320
Finished goods	768,148	615,314
	$1,729,738	$1,437,634

At September 30, 2006, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing. See Note 7.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at September 30 and June 30, 2006.

	September 30,	June 30,
	2006	2006
Notes receivable	$668,600	$668,600
Accrued interest receivable	151,940	132,140
Allowance for uncollectible notes	(820,540)	(800,740)
	$—	$—

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - NOTES RECEIVABLE (CONTINUED)

At September 30, 2006, the Company had notes receivable of approximately $668,600 for funds advanced to various parties, which are due at various dates during the first quarter ending September 30, 2006. These notes bear interest between 8% and 12% and interest in the amount of $151,940 has been accrued through September 30, 2006. See Notes 13 and 14.

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against various defendants associated with two outstanding notes receivable in the principal amounts of $200,000 and $331,100. At September 30, 2006, the Company increased its allowance for uncollectible accounts to $820,540.

The Company has recognized $19,800 and $0 as a component of its bad debt expense for the three months ended September 30, 2006 and 2005, respectively, for uncollectible notes receivable.

As of September 30, 2006, the Company’s Chairman and Chief Executive Officer owes the Company $27,297. This balance represents personal expenses charged by the Chairman to a Company credit card. The Company pays the monthly balance on the Company credit card and requests reimbursement from the Chairman for such personal charges.

NOTE 5 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost or at the present value of future minimum lease payments for capitalized lease obligations. Depreciation is calculated using the straight-line method over a period of three to seven years. The following is a summary of property, equipment and accumulated depreciation at September 30 and June 30, 2006:

	September 30,	June 30,
	2006	2006
Equipment	$651,893	$639,464
Furniture and fixtures	141,148	141,148
Tools and dies	215,200	212,450
Leasehold improvements	234,393	234,393
Proprietary technology	147,516	146,607
	1,390,150	1,374,062
Accumulated depreciation	(263,434)	(209,370)
	$1,126,716	$1,164,692

Depreciation expense for the three months ended September 30, 2006 and September 30, 2005, was $64,506 and $19,331, respectively.

Capital leases

The Company has entered into various lease agreements for furniture and equipment. These leases are considered capital leases and are amortized over the estimated life of the assets. The terms of the leases are from 24 to 60 months with monthly payments of $709 to $5,847 including sales tax. The total future payments including any bargain buyout are $468,927.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout are $65,660.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

Capital leases (Continued)

The following summarizes the Company’s leased property under capital leases included in major asset classes:

	September 30,	June 30,
	2006	2006
Equipment	$277,966	$277,966
Furniture and fixtures	93,245	93,245
Leasehold improvements	234,393	234,393
	605,604	605,604
Accumulated depreciation	(65,128)	(52,385)
	$540,476	$553,219

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

Pursuant to SFAS No. 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. If an intangible asset is determined to have an indefinite useful life, it will not be amortized until its useful life is determined to be no longer indefinite. The Company will evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset will be tested for impairment and amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. At September 30, 2006, the Company determined that the life of the SnapTrack license remains indefinite and has not recognized any amortization expense or impairment.

Impairment testing of goodwill under SFAS No. 142 involves a two-phase testing process. The first phase compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill and/or intangible asset is not considered impaired and no additional analysis is required. The second phase of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Pursuant to the first phase of the testing process, the fair value of each reporting unit was determined to be in excess of its respective book value. As such, at September 30, 2006 the Company determined that there is no impairment in the recorded value of goodwill, and no further analysis or phase two testing was necessary.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Goodwill

Gabriel LLC entered into an asset acquisition with Gabriel Technologies, Inc. in April 2003. In allocating the purchase price, Gabriel LLC assigned $1,517,792 to goodwill. In January 2006, the Company purchased a majority interest in Resilent and assigned $893,326 to goodwill. See Note 9. Goodwill is reviewed annually by management for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

Patents and Trademarks

Costs relating to the purchase of patents and trademarks are capitalized and amortized using the straight-line method over 17 years, representing the estimated life of the assets.

The following is a summary of the patents and trademarks at September 30 and June 30, 2006:

	September 30,	June 30,
	2006	2006
Patents and Trademarks	$124,663	$122,898
Accumulated amortization	(13,194)	(11,288)
	$111,467	$111,610

For the three months ended September 30, 2006 and September 30, 2005, the Company incurred amortization expense related to its patents and trademarks of $1,908 and $1,002, respectively.

Licenses

The Company has paid $200,000 for an exclusive license to use A-GPS in the transportation business sector (hereinafter, the “Tracking license”). Under an agreement with Locate Networks, Inc. (“Locate”), the Company will use this technology in its product. This agreement is in force for 10 years. The Tracking license has been allocated to Trace. Trace will also be paid royalties for each device it sells. The license fee of $200,000 will be amortized over 10 years. For the three months ended September 30, 2006 and 2005, no royalties were paid or accrued.

Resilent entered into a license agreement with RF Laboratories, Inc. for which RF Laboratories, Inc. grants to the Company a non-exclusive, worldwide, paid-up, royalty-free, perpetual, non-transferable license to use the RD technology to make, have made, use and sell products (hereinafter, the “Micro RX license”). For the three months ended September 30, 2006, the Company has made payments totaling $0 to RF Laboratories. RF Laboratories is under no obligation to provide any support or maintenance to the Company or to any third party with respect to the RD technology. RF Laboratories retains the right to make, have made, use, improve, and sell products using the RD technology. For the three months ended September 30, 2006 and 2005, the Company incurred amortization expense related to the Tracking license and the Micro RX license of $6,483 and $5,203, respectively.

With the acquisition of Trace, the Company recorded $9,393,358 in intangible assets related to the SnapTrack license. See Note 9. The SnapTrack license has a perpetual life and is subject to annual impairment testing. On January 16, 2006, the Company entered into an amended and restated license agreement with SnapTrack. The new agreement resulted in $342,108 reduction in deferred payments included in the original agreement. As such, the value of the SnapTrack license was adjusted to $9,051,250. At September 30, 2006, pursuant to testing in accordance with SFAS No. 142, the Company’s licenses were determined not to have been impaired.

The SnapTrack license agreement, for Assisted Global Positioning (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace has expensed $25,000 and $25,000, respectively, for the three months ended September 30, 2006 and 2005. As of June 30, 2006, $103,000 was owed under the license agreement. On July 7, 2006, the balance of $103,000 was paid.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Licenses (Continued)

	September 30,	June 30,
	2006	2006
Tracking license	$200,000	$200,000
Micro RX license	25,000	—
SnapTrack license	9,051,250	9,393,358
Airtime agreements	150,000	150,000
Manufacturing engineering agreement	50,000	50,000
Other	2,798	—
Accumulated amortization	(45,933)	(17,905)
	$9,433,115	$9,775,453

Proprietary Technology

SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed as a separate product or as part of a product or process,” applies to computer software developed internally and to purchased software. The statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technology feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No amortization expense has been recorded at September 30, 2006. The Company intends to commence amortization when the internally-developed software is placed into service.

The Factor 4® Biocard is an identification card that incorporates biometric fingerprints with the ability to self-enroll and authenticate without a need for a central database or any other computer assisted software or hardware. The biocard is a wireless communication device (RFID) with the ability to transmit stored data values. In April 2005, technological feasibility for the Factor 4® Biocard was established. As such, the costs related to enhancement and the continued development of the Factor 4® Biocard have been capitalized. The Company intends to commence amortization of these costs when the Factor 4® Biocard is launched into commercial production.

SOP 98-1 addresses “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, where SFAS 86 addressed the costs of software intended to be sold. SOP 98-1 requires companies to capitalize and amortized the costs associated with developing or obtaining software for internal use. For computer software intended for internal use, AcSEC specifies that there are three stages to software development and use:

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Proprietary Technology (Continued)

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

	September 30,	June 30,
	2006	2006
Website	$45,074	$45,074
Location services software	2,283,119	2,273,325
Factor 4® Biocard	1,728,676	1,728,676
Accumulated amortization	(11,933)	(9,883)
	$4,044,936	$$4,037,192

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at September 30 and June 30, 2006:

	September 30,	June 30,
	2006	2006

Line of credit payable, interest at prime plus 2%, collateralized	$852,593	$851,929
by all Company assets	852,593	851,929

Notes payable (for terms see detail below)	765,000	677,500

Convertible note payable to related party with attached warrants, interest rate at 9%, due January 6, 2007	1,000,000	1,000,000

Notes payable to related party, interest rate at 9%, due April 14, 2006, delinquent	200,000	200,000

Note payable to related party, interest rate at 9%, due August 31, 2006 (see notes 13 and 14), delinquent	—	210,582
	1,965,000	2,088,082

Derivative on note payable	607,000	1,234,350

Discount on notes payable	(273,413)	(495,783)
	$3,151,180	$3,678,578

Long-Term Notes Payable and Capitalized Leases
Note payable to bank, interest at prime plus 1.5%, maturing
August 31, 2010, collateralized by assets of Resilent LLC	$221,844	$234,554

Capital lease liability, (see Note 12)	320,818	337,310
	542,662	571,864
Less current portion	(115,370)	(113,720)
	$427,292	$458,144

The following summarizes the Company's note payable commitments for the next 5 fiscal years ending June 30:

2007	$56,133
2008	67,932
2009	67,932
2010	67,932
2011	16,983

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Line of Credit

On August 12, 2005, the Company entered into a financial arrangement with a commercial bank for a revolving line of credit. The maximum credit facility under this arrangement is $1,500,000. On August 12, 2006, the bank extended the maturity date for the revolving line of credit until November 12, 2006, but it remains outstanding as of the date of this Report. At September 30, 2006, $852,593 of the credit facility has been utilized.

Notes Payable

At September 30, 2006, the Company had a total of $765,000 in notes payable to third parties. The interest rates and note obligations on these notes vary from 9% to 15% of the principal amount of the note. As a part of several of these financing transactions, the Company also issued warrants to purchase shares of its common stock at an exercise price of $1.00.

	Notes		Warrants
Note date	Amount	Due date	Number	Exercise Price	Expiration date
May 5, 2006 (1)	$75,000	September 4, 2006	75,000	$1.00	December 30, 2009
August 24, 2006 (2)	250,000	October 24, 2006	100,000	1.00	December 30, 2009
July 13, 2006 (3)	440,000	October 31, 2006
	$765,000
____________________
(1) Interest rate 9%, note discounted for value of attached warrants.
(2) Interest rate 10%, note discounted for value of attached warrants.
(3) Note obligation of 15% of principal amount. Discount on note accreted over term of note. Company was advanced $600,000 from April 28, 2006 to July 13, 2006. The Company made a payment of $250,000 on September 20, 2006. No warrants attached.

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

The debt discount is being accreted using the effective interest method over the term of the note. For the three months ended September 30, 2006, the Company accreted $142,934 of debt discount related to the notes.

The following table summarizes fair value of the warrants at the date of issuance, related accretion during the period, and remaining unamortized discount for the three months ended September 30, 2006.

Warrant Issue Date	Number	Discount at issuance(1)	Accretion	Discount at September 30, 2006
May 5, 2006	75,000	$50,250	$50,250	$—
August 24, 2006	100,000	31,000	18,233	12,767
July 13, 2006	—	90,000	69,126	20,874
	Discount on convertible note payable			239,772
				$273,413
____________________
(1) Discount is equal to estimated fair value of warrants as applicable.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Convertible Note Payable to Related Party

On January 11, 2006, the Company closed on a $1,000,000 funding of a senior convertible promissory note (the “Broidy Note,” which was one component of the “Broidy Transaction”) with Broidy Capital Management (“Broidy”). The Broidy Note was effectively a consolidation of a prior $200,000 convertible promissory note dated December 9, 2005, and the extension of an additional $800,000 credit, minus $25,000 in non-accountable expenses.  The Broidy Note bears interest at 9% per annum.  The maturity date of the Note is January 6, 2007. The Broidy Note is subject to acceleration under certain conditions. Interest due for the first quarter was paid on April 11, 2006. No additional interest has been paid as of September 30, 2006. As of the date of this Report, the Company has not timely paid interest and principal under the Broidy Note.

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

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” the fair value of the conversion warrants issued under the Broidy Transaction have been reported as a liability. On the effective date, the conversion feature had a value of $240,600 and the warrants had a value of $356,700 which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of two years; estimated volatility of 65%; a risk free interest rate of 4%; no dividend payments. On the funding date of the Broidy Note, the Broidy Note had a net value of $377,800 or the difference between the proceeds and the value of the warrants and conversion features. The conversion features and warrants are considered derivative financial instruments and will be marked to fair value on a quarterly basis. Any changes in the fair value of the conversion features and warrants will be recorded through the consolidated statement of operations as other income (expense). For the three months ended September 30, 2006, the Company recognized a non-cash gain of approximately $627,350.

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

Pursuant to the Broidy Note, the Company agrees that it will register all shares of the Company’s common stock (i) issuable upon conversion of the Broidy Note, (ii) held by Broidy as of the date of the Broidy Note, (iii) the Security Shares, and (iv) issued upon exercise of warrants held by Broidy as of the date of the Broidy Note, including the Broidy Warrant (collectively, the “Registrable Securities”), within 150 days of the date of the Broidy Note (the “Last Registration Date”). The Company agrees that if the Registrable Securities are not registered by the Last Registration Date (which is June 10, 2006), and for every month thereafter that the Registrable Securities are not registered, the exercise price set forth in the Broidy Warrant shall be reduced 10% until all of the Registrable Securities are registered. The Company considered the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.” The Broidy Warrant was issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause if the common stock issued upon exercise of the Broidy Warrant are not registered. As of September 30, 2006, the Company has not filed a registration statement with the SEC. As such, as of the date of this Report, the exercise price of the Broidy Warrant has been reduced by 70% to $0.30. The Company considers the liability established with the Broidy Warrant derivatives adequate for the registration rights.

Broidy has the right to convert the Broidy Note into at least $1,000,000 worth of common stock of the Company at a conversion price of $1.00 per share (the “Strike Price”), and such right to convert exists at any time the Broidy Note is outstanding. Additionally, as long as any amount is owed under the Broidy Note, if the Company issues any securities, options, warrants or derivatives of any kind with a sale, exercise or strike price of less than $1.50 per share, then the conversion right will be reduced by the percentage of the difference between $1.50 and the price of the issued security, option, warrant or derivative.  By way of example, if the Company issues securities with an exercise price of $0.75, i.e., a total of 50% (75/150) below $1.50, then the Strike Price will also be reduced by 50%, such that Broidy would have the option of converting the Broidy Note into a total of 2,000,000 shares. As of September 30, 2006, the Company had issued securities, options and warrants with a sale and exercise price of $1.00. As such, the Strike Price under the Broidy Note is $0.67 and Broidy has the option of converting the Broidy Note into 1,500,000 shares of the Company’s common stock.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The derivative liability associated with the note is as follows:

	January 6, 2006	Change in value recorded as a loss	June 30, 2006	Change in value recorded as income	September 30, 2006
Conversion derivative	$240,600	$266,850	$507,450	$(450,450)	$57,000
Warrant derivative	356,700	370,200	726,900	(176,900)	550,000
	$597,300	$637,050	$1,234,350	$(627,350)	$607,000

Notes Payable to Related Parties

Broidy Capital Management

On February 14, 2006, the Company executed a promissory note in the principal amount of $200,000 in favor of Broidy at 9% interest with principal and accrued interest due on April 14, 2006. An interest payment on the note was made on April 1, 2006. No other payments have been made under the note. The maturity date of the note was extended without penalty to June 1, 2006. As of the date of this Report, the Company has not timely paid interest and principal under the note. Broidy received the Security Interest as security for the Company’s obligations under the note. The note provided, among other things, that (i) Broidy was to receive a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $1.00 per share if the note was not paid in full by March 31, 2006 (the “200K Warrant”), and (ii) 600,000 shares of the Security Shares shall transfer to Broidy if the note was not paid in full by April 14, 2006 (the “Default Event”). On or about March 31, 2006, the Company issued Broidy the 200K Warrant. On or about April 14, 2006, the Company and Broidy entered into an oral agreement whereby Broidy agreed to waive the Default Event in exchange for his receipt of a warrant to acquire 100,000 shares of the Company’s common stock.

Nicholas A. Fegen

On February 14, 2006, the Company executed a promissory note with Nicholas A. Fegen in the amount of $250,000. The note bore interest at 9% and matured on April 14, 2006. The note was not collateralized, but was deemed a full recourse note. In July 2006, the Company entered into a debt settlement agreement and release with Mr. Fegen whereby Mr. Fegen received 286,000 shares of common stock and a warrant certificate for 286,000 shares of common stock at an exercise price of $1.00 per share in exchange for canceling the note. The Company recorded a loss of $254,875 at September 30, 2006 from the conversion of this note. See Note 13.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Notes Payable to Related Parties (Continued)

CTSL Investment LLC (Continued)

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

CTSL demanded repayment of the CTSL Note on March 10, 2006, and the Company issued 1,000,000 shares of its common stock upon conversion of the CTSL Note to Nicholas A. Fegen, individually. In the last half of the year ended June 30, 2006, the Company discharged its obligation and as a result the Company recorded charges to operations with the CTSL Note of $908,800 for the year ended June 30, 2006 as illustrated in the following table:

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

NOTE 8 - OTHER LIABILITIES

The following summarizes the Company’s other liabilities at September 30 and June 30, 2006:

	September 30, 2006	June 30, 2006
License fees liability	$50,000	$50,000
Location service fees liability	100,000	100,000
Financing fees liability	161,950	99,450
	$311,950	$249,450

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - OTHER LIABILITIES (CONTINUED)

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

The Company entered into an agreement with Pali Capital, a related party, for financing services. Under the agreement, the Company issued 70,000 shares of the common stock and executed a note for $187,000 due October 31, 2005 with interest at 11%. The note was paid in full in April 2006. As of September 30, 2006, the Company has incurred additional fees of $161,950 under the agreement. As of September 30, 2006, the remaining outstanding balance under the agreement was $161,950.

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

Resilent LLC d/b/a Digital Defense Group

On January 19, 2006, the Company entered into a plan of exchange and a securities exchange agreement with Resilent pursuant to which the Company acquired a majority interest in Resilent (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the Company acquired 11,868 Class “A” Membership Interest Units of Resilent (the “Resilent Units”) in exchange for (i) cash, (ii) a $2,000,000 promissory note, and (iii) 4,593,750 shares of the Company’s common stock. The note bears no interest and has a maturity date of June 15, 2006. In October 2006, the promissory note was paid in full. As a result of the Exchange Agreement, the Company now owns a majority interest in Resilent.

In October 2006, the Company received a letter from Mr. Steven Campisi, the manager of Resilent and one of the Company’s directors, asserting that the Company defaulted under the $2,000,000 promissory note in February 2006 and that, as a result, Resilent has the right to cancel 3,520.85 of the units owned by the Company in Resilent pursuant to the Exchange Agreement. If these units were cancelled, the Company would have an approximate 52% ownership interest in Resilent. The Company disagrees with Mr. Campisi’s assertions and intends to defend its ownership interest of Resilent.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - ACQUISITIONS (CONTINUED)

Resilent LLC d/b/a Digital Defense Group (Continued)

The Company has pledged the Resilent Units as collateral to secure additional financing. See Note 7.

The Exchange Agreement provided that amounts payable under the $2,000,000 promissory note were to be disbursed from December 2005 through June 2006. As of September 30, 2006, $1,982,707.76 has been advanced. The shares of common stock issued to Resilent as part of the Exchange Agreement were granted with registration rights under a registration rights agreement. The Company executed an Irrevocable Voting Proxy, under which Mr. Steven Campisi, Chief Executive Officer of Resilent, has voting rights for the 11,868 Resilent Units owned by the Company.

The Company has clawback rights to up to 1,500,000 of the shares it issued to Resilent, such clawback rights to vest in the Company if the pre-tax earnings of Resilent for the 12-months following initial production do not meet certain minimum amounts, as set forth in the exchange agreement. Paragraph 27 of Statement 123(R) requires that the effect of certain contingent features such as clawback provisions be accounted for if and when the contingent event occurs. Paragraph A190 of Statement 123(R) states that contingent features such as clawback provisions should be accounted for by recognizing the consideration received in the corresponding balance sheet account and a credit in the income statement equal to the lesser of the recognized compensation cost of the share-based payment arrangement that contains the contingent feature and the fair value of the consideration received. As of September 30, 2006, the clawback right (the contingent event) had not occurred, and, as such, no income was recorded.

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

NOTE 10 - COMMON STOCK AND WARRANTS

Common Stock

In July 2005, the Company issued 600,000 shares of common stock when 600,000 warrants were exercised at $1.00 per share. Participants to the warrant exercise received an additional 600,000 warrants which were originally set to expire on December 30, 2009 and exercisable at $1.28 per share. The equity warrants were subsequently repriced to an exercise price of $1.00 per share because of the Company’s declining share price. This transaction principally resulted in a reallocation of equity accounts with no material impact to the Company’s operating loss.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Common Stock (Continued)

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

On January 19, 2006, the Company acquired a majority interest in Resilent. 4,593,750 shares of the Company’s common stock and a $2,000,000 note payable were issued for the controlling interest. The note bears no interest and has a maturity date of June 15, 2006. See Note 9.

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

During the three months ended September 30, 2006, the Company issued 442,000 shares as part of private placements. The shares were issued at $0.74 to $0.77 per share and included warrants to purchase 442,000 shares of the Company’s common stock at an exercise price of $1.00 per share and such warrants expire on December 30, 2009. Total proceeds amounted to $442,000. In addition, the Company issued 493,200 shares of the Company’s common stock in exchange for the cancellation of $421,246 of the Company’s notes payable to three individuals. Lastly, the Company issued 100,000 shares of the Company’s common stock to a newly elected board of director in exchange for his services to the Company.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Warrants

The following is a summary of stock warrant activity for the three months ended September 30, 2006:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2006	9,060,769	$1.00 - $2.09	$0.43	7/08 - 12/09

Warrants issued for equity financing	342,000	$1.00	$0.25	1/11

Warrants issued for fees and services	62,499	$1.00	$0.74	12/09

Warrants issued for inventory	300,000	$1.00	$0.32	12/09

Warrants issued for notes payable	100,000	$1.00	$0.31	12/09

Warrants issued for conversion of notes payable	386,000	$1.00	$0.43	12/09

Warrants exercised	—

Outstanding at September 30, 2006	10,251,268

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

On January 18, 2006, the Company granted non-qualified stock options exercisable for 3,647,000 shares of the Company’s common stock, pursuant to the Gabriel Plan, to eleven employees of the Company. Each stock option has an exercise price of $1.00 per share, and vested based on certain percentages over the six months, and are exercisable for a term of five years from the date such stock option was granted. Of the 3,647,000 stock options granted, 1,500,000 of such stock options were granted to the Company’s chief executive officer, and 950,000 of such stock options were granted to the Company’s chief financial officer. The exercise price of the options is equal to the market value of our common stock on the effective date of grant. Compensation expense of $2,151,730 was recognized based on the estimated fair value of the options at their grant date. Fair value was determined using the Black-Scholes option price model. Inputs into the Black-Scholes model were as follows: Volatility - 65%, Risk-free interest rate - 4%, Exercise price - $1.00, Share price $1.01, Dividend payment of $0.

On March 21, 2006, the Company granted non-qualified stock options exercisable for 750,000 shares of common stock to 5 members of the board of directors. The options were fully vested on the date of issuance. The Company accounts for the options as deferred compensation over the appointed terms of the directors, currently one year. Compensation expense of $281,688 was recorded for the three months ended September 30, 2006.

On September 13, 2006, the Company granted non-qualified stock options exercisable for 150,000 shares of common stock to a newly appointed member of the board of directors. The options were fully vested on the date of issuance.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Stock Options (Continued)

The following tables provide information relating to the status of, and changes in stock options granted for the three months ended September 30, 2006.

Employee Stock Options	Common Shares Under Options	Fair Market Value
Options outstanding at June 30, 2006	4,397,000	$1.00
Granted	150,000	1.00
Canceled	—	—
Options outstanding at September 30, 2006	4,547,000	$1.00

Options outstanding and exercisable for the three months ended September 30, 2006 were as follows:

Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	4,547,000	4.35	$1.00

Subscriptions Receivable

On November 1, 2004, the Company issued 750,000 shares of its common stock to Mr. Nicholas A. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. Mr. Fegen executed a note receivable in favor of the Company for $1,875,000. The note was treated as a common stock subscription receivable, wherein equity is reduced until the note is paid. The Company received $380,000 in December 2004 and $650,000 in August 2005 as payment on the note receivable.

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. At that time, Mr. Fegen executed a note receivable in favor of the Company for $625,000. This note is treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amount of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on the note receivable as of September 30, 2006, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 13.

NOTE 11 - INCOME TAXES

The significant components of the Company’s deferred tax asset at September 30 and June 30, 2006 were as follows:

	September 30, 2006	June 30, 2006
Deferred tax asset	$6,701,724	$5,839,600
Less: deferred tax liability	(16,378)	(16,378)
Less: valuation allowance	(685,346)	(5,823,222)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the entire benefit of the deferred tax asset, a valuation allowance equivalent to the entire deferred tax asset was recorded at September 30 and June 30, 2006.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - INCOME TAXES (CONTINUED)

As of June 30, 2006, the Company has net operating loss carryforwards of approximately $16,100,000 which will begin to expire in the year 2023. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

NOTE 12 - COMMITMENTS

Lease Agreements

Operating Leases

The Company is leasing office and warehouse space in Omaha, Nebraska, under a lease term of 62 months that began February 2004 and will end in 2009. In April 2004, the lease agreement was amended to add additional warehouse space. The average monthly rental expense over the life of the amended lease is approximately $9,800.

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

Total rent expense for the three months ended September 30, 2006 and 2005 was $69,368 and $35,355, respectively.

Capital Leases

The Company has entered into various lease agreements for furniture and equipment. These leases are considered capital leases and are amortized over the estimated life of the assets. The terms of the leases are from 24 to 60 months with monthly payments of $709 to $5,847 including sales tax. The total payments including any bargain buyout are $450,579.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout are $65,660.

The following summarizes the Company’s lease commitments for the next five fiscal years:

Year Ending June 30:
	Property	Equipment and Vehicle	Total
2007	$237,141	$109,530	$346,671
2008	247,707	109,529	357,236
2009	214,023	102,652	316,675
2010	126,340	81,656	207,996
2011	115,825	46,778	162,603

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - COMMITMENTS (CONTINUED)

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

Trace Technologies assumed a $150,000 liability for fees paid in advance to Locate Networks by USA Mobility as part of the purchase of substantially all of the assets of Locate, and an airtime agreement with USA mobility. The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational. At September 30, 2006, the $100,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements. See Note 8.

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

The SnapTrack license agreement, for Assisted Global Positioning (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace has expensed $25,000 and $25,000, respectively, for the three months ended September 30, 2006 and 2005. As of June 30, 2006, $103,000 was owed under the license agreement. On July 7, 2006, the balance of $103,000 was paid.

Consulting Agreements

On December 6, 2005, the Company executed a 24 month consulting agreement with Mr. Dan Leonard to provide general business consulting services to the president of the Company. In consideration for the services rendered to the Company, Leonard is entitled to an aggregate consulting fee of $150,000 per year, payable in monthly installments of $12,500. In addition, Leonard is entitled to warrants to purchase shares of the Company’s common stock equal to an amount of $100,000 in current value. As such, Leonard was issued a warrant to purchase 182,315 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have a five-year term. If the stock purchase between the Company and Resilent LLC did not take place, the consulting agreement would have become null and void. On January 19, 2006, the acquisition of a majority interest of Resilent LLC occurred and as a result the consulting agreement remains in effect.

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

On March 15, 2006, the Company executed a 12 month consulting agreement with the Jefferson Consulting Group (“Jefferson”) to provide marketing and business development services. In consideration for the services rendered to the Company, Jefferson is entitled to a fixed monthly retainer of $7,500 for the first three months, $10,000 for the next 3 months and $15,000 for the last six months of the consulting agreement. Jefferson is also entitled to a success fee for each government contract awarded to the Company upon the satisfaction of certain conditions. Such success fees range from 3% to 4% of the gross revenue received by the Company from each such government contract. After the initial 90 days of the consulting agreement, each of the Company and Jefferson has the ability to terminate the consulting agreement upon 30-days written notice of such termination. For the three months ended September 30, 2006, the Company has not paid any of the fixed monthly retainers to Jefferson and Jefferson has not earned any success fees. As of September 30, 2006, the Company owed Jefferson $48,979 under the consulting agreement.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - COMMITMENTS (CONTINUED)

Consulting Agreements (Continued)

On March 22, 2006, the Company entered into a consulting agreement with Voyager Consulting LLC (“Voyager”). The Company retained the services of Voyager to assist the Company in the marketing and sale of its security products to a major retail chain. In exchange for these services, the Company agreed to pay a fee to Voyager in an amount equal to 5% of all the gross revenues received by the Company, directly or indirectly, from the sale of its security products to the retail chain stores. In addition to the fee, Voyager will be entitled to warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share at any time on or before the fourth anniversary of the consulting agreement if and when certain conditions are met. As of September 30, 2006, no fees have been earned by Voyager under this agreement.

Placement Agent Consulting Agreement

Pursuant to a letter agreement between the Company and Pali Capital Inc., Pali has been hired as a representative of the Company to raise money for the Company by introducing it to investors to purchase the Company’s securities. Pali is entitled to a fee of 9% of the gross proceeds from any equity or debt financing procured by Pali. In addition, Pali is entitled to warrants to purchase common stock equal to 9% of the total face amount of any equity financing with an exercise price equal to the price at which the investors acquire such shares and with such other terms including registration rights and duration as any warrants issued to investors. Pali is a shareholder of the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

Keith R. Feilmeier - Shareholder, Chairman and Chief Executive Officer

Officer Loan

Mr. Keith R. Feilmeier (“Feilmeier”) made loans to the Company totaling $426,145 from February 2005 through June 2005. On February 10, 2006, the Company executed a promissory note to Mr. Feilmeier in the amount of $75,000 due April 10, 2006 with simple interest at 9%. The note was not collateralized, but was deemed a full recourse note. The note was paid in full on March 8, 2006.

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

On October 30, 2004, Mr. Feilmeier loaned $131,100 to Pit Crew Express on behalf of the Company. On November 22, 2004, the Company reimbursed Mr. Feilmeier for such amount. On December 7, 2004, Pit Crew Express executed a promissory note in favor of the Company in the amount of $131,100. The note bears interest at 12% and is secured by a marketing agreement with CMI and Pit Crew Express. As of June 30, 2006, Pit Crew Express owed the Company $531,100.

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against Pit Crew Express and others associated with the two outstanding notes receivable in the principal amounts of $200,000 and $331,000. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. In the three months ended September 30, 2006, potential collection efforts on the default judgment were conducted in Texas.

At September 30, 2006, the Pit Crew Express notes were fully reserved as uncollectible.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Officer Receivable

As of September 30, 2006, Mr. Feilmeier owes the Company $27,297. This balance represents personal expenses charged by Mr Feilmeier to a Company credit card. The Company pays the monthly balance on the Company credit card and requests reimbursement from Mr Feilmeier for such personal charges.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Nicholas A. Fegen - Shareholder/Consultant (Continued)

Subscription Receivable (Continued)

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $625,000. This note receivable was also treated as a common stock subscription receivable wherein equity is reduced until the note receivable is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amounts of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on this note receivable for the three months ended September 30, 2006, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 10.

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

CTSL Note

The Company executed a $400,000 convertible promissory demand note (the “CTSL Note”) with CTSL Investment LLC, an Iowa limited liability company (“CTSL”), on December 23, 2005. CTSL is affiliated with Mr. Nicholas A. Fegen. The loan closed on January 9, 2006 and the Company netted $360,000 after a $40,000 discount for fees and expenses which were charged to operations. The CTSL Note provided for repayment of $400,000 plus 150% of the principal amount ($600,000 interest) by December 31, 2006 or upon demand by CTSL. The terms of the CTSL Note provided for repayment either in cash or 1,000,000 shares of the Company’s common stock.

In connection with the CTSL Note, the Company issued a warrant certificate to purchase at any time or from time to time up to the fifth anniversary of the date of the warrant (December 23, 2010) 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. See Note 10.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

CTSL demanded repayment of the CTSL Note on March 10, 2006, and the Company issued 1,000,000 shares of its common stock upon conversion of the CTSL Note to Mr. Nicholas A. Fegen, individually. The Company recorded charges to operations with the CTSL Note of $908,800 for the year ended June 30, 2006 as illustrated in the following table:

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

Jerry Suess - Shareholder/Director

Mr. Jerry Suess has provided and personally guarantees credit cards used by the Company. Total charges on the credit card accounts for the three months ended September 30, 2006 were $149,518, with the highest monthly charges being $55,827. Although Mr. Suess received no compensation for the use of his credit cards in the past, the Company is currently in discussions with Mr. Suess regarding such compensation.

Mr. Suess also is a principal in Nebraska Leasing. The Company leases a vehicle and office equipment from Nebraska Leasing. Lease payments to Nebraska Leasing totaled $8,881 and $5,795 for the three months ended September 30, 2006 and 2005, respectively.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Steven Campisi - Shareholder, Director, President of Resilent LLC

On January 19, 2006, the Company entered into an employment agreement with Mr. Steven Campisi, pursuant to which Mr. Campisi was retained as the president of Resilent. Pursuant to the employment agreement, Mr. Campisi cannot be terminated for any reason other than for “good cause” until January 18, 2008, after which time Mr. Campisi can be terminated at any time for any reason by the Company. Mr. Campisi is to receive an annual base salary of $175,000 and an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The option expires on January 18, 2011. The option does not vest until 2007, and the vesting schedule is based on the performance of Resilent. The agreement provides that all work product developed by Mr. Campisi during his course of employment shall be assigned to the Company, and that Mr. Campisi will not compete with the Company for a period of six months following his termination of employment with the Company.

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

On October 9, 2006, the Company secured $130,000 in short term financing from an individual for working capital and general corporate purposes. In exchange for the promissory note, the Company agreed to pay the principal together with interest at a rate per annum of 9% on October 19, 2006. As additional consideration to the lender for making the loan to the Company, the lender received warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.00 per share. In the event the Company failed to pay the outstanding principal and interest on the note on or before the maturity date, the Company agreed to issue an additional warrant to the lender to purchase 105,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of the date of this report, the note remains outstanding and the lender is entitled to the additional warrant to purchase 105,000 shares of the Company’s common stock.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

October 2006 (Continued)

On October 3, 2006, one of the investors who invested $250,00 in a $1,000,000 private placement by the Company gave written notice to the Company that the investors investing as part of this private placement were entitled to liquidated damages of 1% of the original investment if a registration statement was not filed on or before July 21, 2006 (the “Filing Date”), and thereafter, 2% of the original investment on each monthly anniversary of the Filing Date until a registration statement was filed. As of the date of this Report, the Company’s potential liability for liquidated damages to these investors is $90,000.

During September and October, promissory notes of the Company in the aggregate principal amount of $920,000 became due and payable. As of the date of this Report, the Company has not paid any of the outstanding principal or interest on these notes.

November 2006

In November 2006, the Company secured $65,000 in short term financing from two individuals for working capital and general corporate purposes. In exchange for the promissory notes, the Company agreed to pay the principal together with interest equal to 9% per annum by January 4, 2007 and April 30, 2007. As additional consideration to the lenders for making the loans to the Company, the lenders received warrants to purchase 65,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On November 20, 2006, the Company secured $80,000 in short term financing from Broidy Capital Management for payroll related expenses. In exchange for the promissory note, the Company agreed to pay the principal together with interest equal to 7% per annum by December 4, 2006. The Company agreed that as of the date of the loan, any and all money that the Company received from any source whatsoever would be used to repay the loan. As security for the note, Broidy Capital Management received a security interest in all of the assets of the Company. In addition, if the Company failed to repay the promissory note by the maturity date, then the Company agreed to transfer to Broidy Capital Management 200 units of Resilent owned by the Company. As of the date of this report, the Compmay has not paid the principal or interest on this promissory note. On December 7, 2006, the Company received a letter from Broidy Capital Management requesting that the 200 units of Resilent owned by the Company be transferred to Broidy Capital Management.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-QSB, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

In October 2006, the Company received a letter from Mr. Steven Campisi, the manager of Resilent and one of the Company’s directors, asserting that the Company defaulted under the $2,000,000 promissory note in February 2006 and that, as a result, Resilent has the right to cancel 3,520.85 of the units owned by the Company in Resilent pursuant to the Exchange Agreement. If these units were cancelled, the Company would have an approximate 52% ownership interest in Resilent. The Company disagrees with Mr. Campisi’s assertions and intends to defend its ownership interest of Resilent.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates are based on historical experience, other information that is currently available to us and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and the variances could be material.

Our critical accounting policies are those that affect our condensed consolidated financial statements materially and involve difficult, subjective or complex judgments by management. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Impairment of Long Lived Assets

We assess the potential impairment of our long lived assets, which include our property and equipment and our identifiable intangibles such as our trade secrets under the guidance of Statement of Financial Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”. Once annually, or as events and circumstances indicate that an asset may be impaired, we assess the potential impairment of our long lived assets. We determine impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment.

Revenue Recognition

Products are shipped freight on board (FOB) shipping point and title passes upon shipment. We recognize revenue from sales when there is persuasive evidence that a sales arrangement exists, delivery has occurred, our price to the buyer is determinable and collectibility is reasonably assured.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (the “2006 PERIOD”) AND THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (the “2005 PERIOD”)

The following table provides a breakdown of selected results of operations for the three months ended September 30, 2006 and 2005, respectively, and is the basis for the following discussion of the results of operations:

	Three Months Ended September 30,
	2006	2005
REVENUES	$478,759	$342,103

COST OF GOODS SOLD	295,929	238,360

GROSS PROFIT	182,830	103,743

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	2,006,174	717,106
Professional fees	478,328	100,202
Total Expenses	2,484,502	817,308

LOSS FROM OPERATIONS	(2,301,672)	(713,565)

OTHER INCOME (EXPENSE)
Interest income	20,629	16,448
Financing expense	(230,500)	—
Loss on conversion of note payable	(254,875)	—
Gain from change in derivative liability	627,350	—
Interest expense	(324,142)	(3,781)
Total Other Income (Expense)	(161,538)	12,667

LOSS BEFORE TAXES	(2,463,210)	(700,898)

BENEFIT (PROVISION) FOR TAXES	—	—

NET LOSS	$(2,463,210)	$(700,898)

REVENUES

The following table summarizes our four revenue segments as a percentage of Total Revenue respectively for the following periods:

	Three Months Ended September 30,
	2006	2005
Trucking	62.6%	71.1%
A-GPS	22.7	—
Consumer/Other	7.5	25.5
Intermodal/Railroad	7.2	3.4
	100.0%	100.0%

Details of the most significant changes for the years ended September 30, 2006 and 2005 are as follows:

Trucking - The Trucking segment represents $299,725 or 62.6% of total revenue earned for the three months ended September 30, 2006, as compared to $243,322 or 71.1% of total revenue for the three months ended September 30, 2005. The Trucking segment continues to be Gabriel LLC’s primary market.

A-GPS - The A-GPS segment represents $109,092 or 22.7% of total revenue for the three months ended September 30, 2006. There was no A-GPS revenue for the three months ended September 30, 2005. The A-GPS segment is just beginning operations. As final infrastructure components are completed, Trace expects continued growth in the A-GPS segment.

Consumer/Other - The Consumer/Other segment represented $35,672 or 7.5% of total revenue earned for the three months ended September 30, 2006, compared to $87,285 or 25.5% of total revenue earned for the three months ended September 30, 2005. The percentage decline is due to the continuous expansion of the Trucking and other segments.

Intermodal/Railroad - The Intermodal/Railroad segment represents $34,270 or 7.2% of total revenue earned for the three months ended September 30, 2006, as compared to $11,496 or 3.4% of total revenue for the three months ended September 30, 2005. The increasing revenue percentage relates primarily to taking a more balanced approach to meeting demands in all market segments.

GROSS PROFIT

Our consolidated Gross Profit increased to 38.2% for the three months ended September 30, 2006, from 30.3% for the three months ended September 30, 2005. This increase in Gross Profit trend is attributed to increased focus on sales of products with higher demand and higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $2,006,174 for the three months ended September 30, 2006, verses $717,106 for the three months ended September 30, 2005, as reflected in the following table:

	Three Months Ended September 30,
	2006	2005
Selling, General and Administrative Expenses	$2,006,174	$717,106

The following table highlights the major operating expenses which contributed to the increase for the three months ended September 30, 2006.

	Three Months Ended September 30,
	2006	2005
	Including Resilent LLC	Excluding Resilent LLC
Major Operating Expenses
Consulting Fees	$166,691	$29,466
Insurance	46,396	12,375
Bad Debts Expense	45,976	35,353
Travel and entertainment	97,132	38,924
Advertising	3,081	121
Rent	69,368	35,355
Depreciation and amortization	64,506	25,536
Commissions	13,362	—
Research and development	55,603	—
Technical support	10,123	2,696
Software maintenance fees	32,095	27,907
Public/investor relations	23,399	21,000
Salary and wages, net	1,223,996	445,449
Total Major Operating Expenses	1,851,728	674,182
Non-major Operating Expenses, net	154,446	42,924
Total Selling, General and Administrative Expense	$2,006,174	$717,106

In many cases, Selling, General and Administrative expenses have increased for the three months ended September 30, 2006. On January 19, 2006, we acquired a majority interest in Resilent. The following table illustrates the impact of Resilent’s operations on consolidated results.

	Three Months Ended September 30,
	2006			2005
	Including Resilent LLC	Less Resilent LLC	Excluding Resilent LLC	Excluding Resilent LLC
Major Operating Expenses
Consulting Fees	$166,691	$9,924	$156,767	$29,466
Insurance	46,396	5,351	41,045	12,375
Bad Debts Expense	45,976	—	45,976	35,353
Travel and entertainment	97,132	8,716	88,416	38,924
Advertising	3,081	—	3,081	121
Rent	69,368	34,288	35,080	35,355
Depreciation and amortization	64,506	25,115	39,391	25,536
Commissions	13,362	—	13,362	—
Research and development	55,603	53,783	1,820	—
Technical support	10,123	4,701	5,422	2,696
Software maintenance fees	32,095	1,354	30,741	27,907
Public/investor relations	23,399	—	23,399	21,000
Salary and wages, net	1,223,996	274,819	949,177	445,449
Total Major Operating Expenses	1,851,728	418,051	1,433,677	674,182
Non-major Operating Expenses, net	154,446	44,566	109,880	42,924
Total Selling, General and Administrative Expense	$2,006,174	$462,617	$1,543,557	$717,106

The following explains the changes during the periods presented:

CONSULTING FEES - For the three months ended September 30, 2006, Consulting Fees totaled $166,691 as compared to $29,466 for the three months ended September 30, 2005. The increase is due to the Company entering into general business consulting agreements with terms from 12 to 24 months amounting in monthly expenses ranging from $6,360 to $15,416.

INSURANCE - For the three months ended September 30, 2006, insurance expenditures total $46,396 compared to $35,353 for the three months ended September 30, 2005. Increase in insurance expense is attributable primarily to general rate increases and increases in the wage and property bases used to determine premium rates.

BAD DEBTS EXPENSE - For the three months ended September 30, 2006 bad debts expense amounted to $45,976 compared to $0 for the three months ended September 30, 2005. The increase in bad debts expense relates to the full reserve of notes receivable and accrued interest. Additionally, the Company received a partial recovery of an item classified as “other assets”. The unrecovered portion of the “other asset” resulted in a charge of $26,176 to bad debts expense. Notes receivable and related accrued interest are fully reserved at September 30, 2006 resulting in charges to bad debts expense of $32,929.

TRAVEL AND ENTERTAINMENT - For the three months ended September 30, 2006, travel and entertainment expenditures were $97,132 as compared to $38,924 for the three months ended September 30, 2005. The increase is attributed to travel related costs associated with an expanded sales force, expanded board of directors, and participation in national product shows.

ADVERTISING - For the three months ended September 30, 2006, advertising expense was $3,081 compared to $0 for the three months ended September 30, 2005. Based on the timing of expenses, the Company’s advertising expenses have increased due to purchases of presentation items such as product brochures and related literature.

RENT - Rent expense for the three months ended September 30, 2006 totaled $69,368 as compared to $35,355 for the same period ended September 30, 2005. The increase was due to the acquisition of Resilent.

DEPRECIATION AND AMORTIZATION - For the three months ended September 30, 2006, these expenses were $64,506 as compared to $25,536 for the three months ended September 30, 2005. The increase is due to equipment additions, primarily computers, which have a shorter depreciable life than other property acquisitions. Additionally, the acquisition of Resilent increased depreciation and amortization expense by $25,115.

COMMISSIONS - For the three months ended September 30, 2006, commissions amounted to $13,362 as compared to $0 for the three months ended September 30, 2005. Commissions increased due to an expanded sales force and implementation of commission based salary for the outside sales representatives.

RESEARCH AND DEVELOPMENT - For the three months ended September 30, 2006, research and development expenditures total $55,603 compared to $0 for the three months ended September 30, 2005. The increase in research and development expenditures is due to the acquisition of Resilent as they continue to explore new biometric security opportunities and the development and introduction of new physical locking devices.

TECHNICAL SUPPORT - For the three months ended September 30, 2006, technical support expenditures were $10,123 compared to $2,696 for the three months ended September 30, 2005. The increase in technical support expenditures is due to the increased investment in our network infrastructure as well as expenses related to the acquisition of Resilent and costs associated with integrating operations.

SOFTWARE MAINTENANCE FEES - For the three months ended September 30, 2006, software maintenance expenditures total $32,095 compared to $27,907 for the three months ended September 30, 2005. Software maintenance fees increased due to the use of additional enterprise software under maintenance agreements as well as an increase in the user base accessing various enterprise software systems.

PUBLIC/INVESTOR RELATIONS - For the three months ended September 30, 2006, public relations expenditures total $23,399 compared to $21,000 for the three months ended September 30, 2005. The increase in public/investor relations is due to a slight increase in the use of services from outsourced providers.

SALARY AND WAGES - For the three months ended September 30, 2006, salary and wage expenditures totaled $1,223,996 (net of $41,567 that was absorbed in manufacturing) compared to $445,449 (net of $43,936 absorbed in manufacturing) for the three months ended September 30, 2005. The increase in salary and wage expense can be attributed to having more employees in the current fiscal year than during the prior fiscal year, increased rates of pay, and $354,688 of stock based compensation for members of the Board of Directors. Current accounting treatment requires the expensing of stock based compensation as they become vested using an estimated fair market value at the date of the award.

The remaining Non-Major Operating expenses were $154,446 for the three months ended September 30, 2006 compared to $42,924 for the three months ended September 30, 2005.

PROFESSIONAL FEES

For the three months ended September 30, 2006 Professional Fees totaled $478,328 as compared to $100,202 for the three months ended September 30, 2005. The increase during the current quarter over the same period in the prior year is due to increased legal fees associated with SEC filings, debt-related financings, and other contractual related negotiations.

INCOME (LOSS) FROM OPERATIONS

For the three months ended September 30, 2006 the loss from operations was $2,301,672 as compared to a loss of $713,565 for the three months ended September 30, 2005. The reason for the increased loss was mainly due to the increase in selling, general and administrative cost as previously discussed.

OTHER INCOME (EXPENSES)

Other expenses for the three months ended September 30, 2006 totaled $161,538, as compared to income of $12,667 for the three months ended September 30, 2005. The increased expense was due mainly in four categories. The Company recognized a loss on conversion of a note payable transaction of $254,875 as compared to $0 for the three months ended September 30, 2005. In addition the Company recorded Interest Expense of $324,142 for the three months ending September 30, 2006 as compared to $3,781 for the three months ended September 30, 2005. The Company incurred financing expenses of $230,500 for the three months ended September 30, 2006 as compared to $0 for three months ended September 30, 2005. The increases in the interest and financing expense components are directly related to the costs of raising capital for the Company and an increase in debt financing compared to equity financing in the prior period. Such costs include the estimated fair market value of warrants issued in connection with various debt and equity financings. Lastly, the Company recognized a gain from the change in derivative liability of $627,350. There were no derivative transactions for the three months ended September 30, 2005. The gain results from the effects of the reduction in the Company’s stock price from June 30, 2006 to September 30, 2006 which is used in computing the derivative liability.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the three months ended September 30, 2006 was $2,463,210 as compared to a loss of $700,898 for the three months ended September 30, 2005. As stated above, the main reasons for the increased loss during the period ended September 30, 2006 was mainly due to increased Selling, General and Administrative costs and Professional fees attributed to being a publicly-owned company and increased costs associated with raising capital for the Company.

NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS

For the three months ended September 30, 2006, we had net (loss) available to common stockholders identical to the net loss of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled approximately $1,600 at December 15, 2006. For the three months ended September 30, 2006 and 2005, our cash and cash equivalents totaled $39,738 and $40,076, respectively.

Net cash used in operating activities was $1,591,856 for the three months ended September 30, 2006, compared to $632,659 for the three months ended September 30, 2005. The increase in cash used in operations was principally the result of the following items:

•	an increase in the net loss, which was $2,463,210 in the 2006 period, compared with $700,898 in the 2005 period;

•	an increase in current assets during the 2006 period of $145,749, compared to a decrease current assets in the 2005 period of $10,330, resulting in a net increase in cash used of $156,079; and

•	an increase in current liabilities of $712,404 during the 2006 period, compared to an increase of $32,373 during the 2005 period resulting in a net reduction in cash used to $744,777.

impacted by the following non-cash items:

•	bad debt expense of $45,976 in the 2006 period, compared to $0 in the 2005 period;

•	increased amortization and depreciation expense, which were $64,506 in the 2006 period, compared to $25,536 in the 2005 period;

•	increased common stock and stock rights issued for services, which were $566,692 in the 2006 period, compared to $0 in the 2005 period;

•	a loss on conversion of a note payable of $254,875 in the 2006 period that did not occur in the comparable period of 2005, and

•	a gain on derivative of $627,350 in the 2006 period that did not occur in the comparable period of 2005.

Net cash used in investing activities for the three months ended September 30, 2006, was $27,648 compared to $273,944 for the three months ended September 30, 2005. Net cash used in investing activities for the 2006 period was the result of the acquisition of equipment of $16,089, patent costs of $1,765 and proprietary technology of $9,794. For the 2005 period, cash used in investing activities was comprised of receipt of investor deposits of $25,000, acquisition of equipment of $33,711, patent costs of $3,365 and proprietary technology of $261,868

Net cash provided by financing activities was $1,503,819 for the three months ended September 30, 2006, compared to $850,422 for the three months ended September 30, 2005. Net cash provided by financing activities for the 2006 period was the result of proceeds from our line of credit of $664, the issuance of common stock and other equity transactions amounting to $1,342,000, and proceeds from notes payable of $469,000, offset by repayments of notes payable and a related party note payable, net, of $307,845. Net cash provided by financing activities for the 2005 period was principally due to proceeds from our line of credit of $530,647, issuance of common stock and other equity transactions in the amount of $600,000 offset by payments of related party note payable of $180,255 and by repayment of notes payable of $100,000.

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

As of December 15, 2006, we had cash balances of $1,600 and current liabilities of $6,992,179. Many of our current liabilities involve past due borrowings and accounts payable. We require additional financing as soon as possible in order to provide for these obligations and our other liquidity needs, as well as to satisfy our current business plan. We are seeking additional debt and/or equity financing but at the present time, have no commitments for any additional financing. There can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

GOING CONCERN CONSIDERATION

We have had continued losses in each of our years of operation and negative cash flow, and have had liquidity problems. The Company’s independent registered public accountant’s report accompanying the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2006, includes an explanatory paragraph relating to the uncertainty about the Company’s ability to continue as a going concern. This qualification may make it more difficult for the Company to raise additional capital when needed. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the three months ended September 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On November 16, 2006, an action styled “Randy Froelich vs. Gabriel Technologies Corp.” was filed in the District Court of Douglas County, Nebraska, by Randy Froelich, a noteholder of the Company, alleging that the Company is in default under a promissory note dated August 24, 2006 in the original principal sum of $125,000. Mr. Froelich is demanding $137,000, together with interest at 18% per year, as well as his reasonable attorneys’ fees and costs of suit. The Company is evaluating this matter and intends to defend against Mr. Froelich’s claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

On November 16, 2006, an action styled “Les Anderson vs. Gabriel Technologies Corp.” was filed in the District Court of Douglas County, Nebraska, by Les Anderson, a noteholder of the Company, alleging that the Company is in default under a promissory note dated August 24, 2006 in the original principal sum of $125,000. Mr. Anderson is demanding $137,000, together with interest at 18% per year, as well as his reasonable attorneys’ fees and costs of suit. The Company is evaluating this matter and intends to defend against Mr. Anderson’s claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

On November 17, 2006, an action styled “Hugh A. Hawkins vs. Gabriel Technologies Corp., Keith Feilmeier, Individually, and as President and CEO of Gabriel Technologies Corp.” was filed in the District Court of Douglas County, Nebraska, by Hugh Hawkins, a shareholder of the Company, alleging that misrepresentations were made by Keith Feilmeier, in his capacity as an officer of the Company, regarding restrictions on transfer of securities issued to Mr. Hawkins in connection with a $1,000,000 investment in the Company made in June 2006. Mr. Hawkins is demanding $1,000,000 in damages. The Company disagrees with Mr. Hawkins’ allegations and intends to defend against Mr. Hawkins’ claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006, we sold or issued unregistered securities as follows:

In July 2006, we issued:

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

In August 2006, we issued:

(i) warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to 2 investors in connection with raising working capital resulting in gross proceeds of $250,000; and

(ii) warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In September 2006, we issued:

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

In October 2006, subsequent to the three months ended September 30, 2006, we issued:

(i) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock at an exercise price of $1.00 per share to 2 investors in connection with raising working capital resulting in gross proceeds of $75,000;

(ii) warrants to purchase 230,000 shares of common stock at an exercise price of $1.00 per share to 3 investors in connection notes payable financing of $230,000; and

(iii) warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In November 2006, subsequent to the three months ended September 30, 2006, we issued:

(i)  a promissory note in the principal amount of $50,000 to a note-holder and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan;

(ii)  a promissory note in the principal amount of $15,000 to a note-holder and a warrant to purchase 15,000 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan; and

(iii) warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

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

ITEM 6.  Exhibits

2.1
Asset Purchase Agreement dated as of July 25, 2006, between the Company, Trace Technologies, LLC and CSI Wireless, LLC (incorporated by reference to Exhibit 2.4 of the Company’s Form 10-KSB filed with the Commission on November 16, 2006)

2.2
Letter Agreement dated August 4, 2006, between the Company, Trace Technologies, LLC and CSI Wireless, LLC (incorporated by reference to Exhibit 2.5 of the Company’s Form 10-KSB filed with the Commission on November 16, 2006)

10.1	Promissory Note dated July 13, 2006 by the Company in favor of Biscay Enterprises, LLC*
10.2
Lease Agreement dated as of July 18, 2006, between Trace Technologies, LLC and Five Pilgrims, LLC (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-KSB filed with the Commission on November 16, 2006)

10.3
Class A Warrant Certificate dated July 19, 2006 between the Company and Nicholas Fegen (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-KSB filed with the Commission on November 16, 2006)

10.4
Debt Settlement Agreement and Release dated July 19, 2006, between the Company and Nicolas Fegen (incorporated by reference to Exhibit 10.40 of the Company’s Form 10-KSB filed with the Commission on November 16, 2006)

10.5
Promissory Note dated August 12, 2005, by Gabriel Technologies, LLC and Nebraska State Bank as modified by that certain Change in Terms Agreement dated August 12, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-KSB filed with the Commission on November 16, 2006)

10.6	Promissory Note dated August 24, 2006 by the Company in favor of Les Anderson*
10.7	Promissory Note dated August 24, 2006 by the Company in favor of Randy Froelich*
10.8	Subscription Agreement dated September 14, 2006 by the Company in favor of Harold Johnson*
10.9	Subscription Agreement dated September 14, 2006 by the Company in favor of Marlo Gillotti*
10.10	Promissory Note dated October 9, 2006, by the Company in favor of Michael and Helen Durkalewycz*
10.11	Amended and Restated Installment Note dated October 31, 2006 by the Company in favor of Nicholas A. Fegen*
10.12	Promissory Note dated November 30, 2006 by the Company in favor of Broidy Capital Management*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification*

___________________________
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 19, 2006	GABRIEL TECHNOLOGIES CORPORATION

BY:	/s/ Keith R. Feilmeier
Keith R. Feilmeier
President and Chief Executive Officer
(principal executive officer, principal
financial and accounting officer and
authorized signatory)