Form 10QSB
period 2006-12-31
GABRIEL TECHNOLOGIES CORP
filed 2007-02-20
CIK 1009833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of February 15, 2007, was 37,099,188.1

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

_____________
1  Excludes 3,000,000 shares of the issuer’s common stock issued in the name of the issuer and held by an investor as security for the issuer’s obligations to the investor.

FORM 10-QSB

GABRIEL TECHNOLOGIES CORPORATION

DECEMBER 31, 2006

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
at December 31, 2006	1-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Six and Three Months Ended December 31, 2006 and 2005	3-4

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended December 31, 2006	5-7

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended December 31, 2006 and 2005	8-10

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	11-42

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	43

ITEM 3. CONTROLS AND PROCEDURES	53

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	53

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

ITEM 6. EXHIBITS	55

SIGNATURES	56

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$(651)	$155,423
Accounts receivable, net	85,488	268,123
Inventory	1,371,475	1,437,634
Note receivable from related party	28,456	14,576
Prepaid expenses and deposits	106,380	95,990
Total Current Assets	1,591,148	1,971,746

OTHER ASSETS
Equipment, net	520,002	1,164,692
Patents, net	74,585	111,610
Licenses, net	9,406,002	9,439,598
Goodwill	1,517,792	2,411,118
Proprietary technology	2,314,210	4,037,192
Investments	3,338,715	-
Other assets	9,041	68,313
Total Other Assets	17,180,347	17,232,523

TOTAL ASSETS	$18,771,495	$19,204,269

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	June 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,657,360	$1,909,625
Accrued expenses	288,842	226,336
Line of credit	587,069	851,929
Notes payable to related party	88,054	-
Notes payable	1,245,000	2,088,082
Discount on notes payable	(13,360)	(495,783)
Derivative liability	-	1,234,350
Other liabilities	311,950	249,450
Current portion of long-term notes and leases	37,563	113,720
Total Current Liabilities	4,202,478	6,177,709

LONG-TERM LIABILITIES
Note payable to bank, net of current portion	-	189,651
Capital lease obligations, net of current portion	54,176	268,493
Total Liabilities	4,256,654	6,635,853

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 37,099,188 and 36,397,321 shares issued and outstanding, respectively	37,099	36,397
Additional paid-in capital	38,877,811	34,384,005
Subscriptions receivable	(1,470,000)	(2,470,000)
Accumulated deficit	(22,950,069)	(19,381,986)
TOTAL STOCKHOLDERS’ EQUITY	14,514,841	12,568,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,771,495	$19,204,269

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended December 31,
	2006	2005

REVENUES	$697,699	$595,823

COST OF GOODS SOLD	394,830	388,810

GROSS PROFIT	302,869	207,013

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	2,678,414	2,752,444
Professional fees	737,354	290,315
Total Expenses	3,415,768	3,042,795

LOSS FROM OPERATIONS	(3,112,899)	(2,835,746)

OTHER INCOME (EXPENSE)
Interest income	71,814	62,561
Financing expense	(437,513)	(3,066)
Loss on conversion of note payable	(675,439)	-
Gain (loss) from change in derivative liability	764,350	-
Interest expense	(665,741)	(17,102)
Loss on sale of equipment	(629)	-
Loss on equity investment	(556,830)	-
Gain on sale of equity investment	384,469	-
Other	-	-
Total Other Income (Expense)	(1,115,519)	42,393

LOSS BEFORE TAXES	(4,228,418)	(2,793,353)

INCOME TAXES	-	-

NET LOSS	$(4,228,418)	$(2,793,353)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.11)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	37,063,949	25,755,014

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2006	2005

REVENUES	$218,940	$253,720

COST OF GOODS SOLD	98,901	150,450

GROSS PROFIT	120,039	103,270

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	672,240	2,035,338
Professional fees	259,026	190,113
Total Expenses	931,266	2,225,451

LOSS FROM OPERATIONS	(811,227)	(2,122,181)

OTHER INCOME (EXPENSE)
Interest income	51,185	46,113
Financing expense	(224,863)	(3,066)
Loss on conversion of note payable	(420,564)	-
Gain (loss) from change in derivative liability	137,000	-
Interest expense	(323,749)	(13,321)
Loss on sale of equipment	(629)	-
Loss on equity investment	(556,830)	-
Gain on sale of equity investment	384,469	-
Other	-	-
Total Other Income (Expense)	(953,981)	29,726

LOSS BEFORE TAXES	(1,765,208)	(2,092,455)

INCOME TAXES	-	-

NET LOSS	$(1,765,208)	$(2,092,455)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	37,459,152	26,136,536

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2005	24,916,971	$24,917	$22,864,828	$(2,120,000)	$(4,832,404)	$15,937,341

Warrants exercised at $1.00 per share	600,000	600	599,400	—	—	600,000

Cancellation of Section 1145 warrants	—	—	—	—	—	—

Cash received from subscription receivable	—	—	—	650,000	—	650,000

Common stock issued for services at $0.80 per share	1,500,000	1,500	1,198,500	—	—	1,200,000

Common stock issued for acquisition at $1.00 per share	4,593,750	4,594	4,589,156	—	—	4,593,750

Common stock issued for equity financing at $1.00 per share	3,275,000	3,275	3,271,725	(1,000,000)	—	2,275,000

Common stock issued for services at $1.38 per share	500,000	500	689,500	—	—	690,000

Common stock issued for conversion of note payable at $1.00 per share	1,000,000	1,000	999,000	—	—	1,000,000

Common stock issued for services at $1.10 per share	40,755	41	44,790	—	—	44,831

Miscellaneous corrections and adjustments	(29,155)	(30)	30	—	—	—

Fair value of stock options issued for services	—	—	2,259,855	—	—	2,259,855

Fair value of warrants issued for services	—	—	442,921	—	—	442,921

Fair value of warrants issued with debt financing	—	—	424,300	—	—	424,300

Equity eliminated in consolidation	—	—	(3,000,000)	—	—	(3,000,000)

Net loss for the year ended June 30, 2006	—	—	—	—	(14,549,582)	(14,549,582)

Balance at June 30, 2006	36,397,321	$36,397	$34,384,005	$(2,470,000)	$(19,381,986)	$12,568,416

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
Shares	Amount

Common stock issued for conversion of note payable at $1.00 per share with attached warrants	286,000	$286	$425,854	$—	$—	$426,140

Fair value of warrants issued for inventory	—	—	95,020	—	—	95,020

Fair value of warrants issued for services	—	—	51,665	—	—	51,665

Common stock issued for services at $0.73 per share	100,000	100	72,900	—	—	73,000

Common stock issued for conversion of note payable at $0.70 per share with attached warrants	207,200	208	171,833	—	—	172,041

Common stock issued for equity financing at $0.75 per share with attached warrants	67,000	67	66,933	—	—	67,000

Common stock issued for equity financing at $0.74 per share with attached warrants	325,000	225	224,775	—	—	225,000

Common stock issued for equity financing at $0.77 per share with attached warrants	50,000	50	49,950	—	—	50,000

Fair value of warrants issued with debt financing	—	—	31,000	—	—	31,000

Fair value of stock options issued for services	—	—	181,687			181,687

Fair value of warrants issued with debt financing	—	—	43,000	—	—	43,000

Net loss for the quarter ended September 30, 2006	—	—	—	—	(2,463,210)	(2,463,210)

Balance at September 30, 2006	37,332,521	$37,333	$35,798,622	$(1,470,000)	$(21,845,196)	$12,520,759

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance at September 30, 2006	37,332,521	$37,333	$35,798,622	$(1,470,000)	$(21,845,196)	$12,520.759

Common stock issued for equity financing at $0.65 to $0.77 per share with attached warrants	266,667	266	159,733	—	—	159,999

Common stock issued for conversion of note payable at $0.50 per share	1,500,000	1,500	748,500	—	—	750,000

Warrants exercised at $0.47 per share in exchange for derivative	1,000,000	1,000	469,000	—	—	470,000

Common stock canceled in exchange for sale of equity investment at $0.47 per share	(3,000,000)	(3,000)	(1,407,000)	—	—	(1,410,000)

Fair value of stock options issued for services	—	—	175,125	—	—	175,125

Fair value of warrants issued with equity financing	—	—	40,000	—	—	40,000

Fair value of warrants issued with debt financing	—	—	168,000	—	—	168,000

Fair value of warrants issued for services	—	—	40,831	—	—	40,831

Fair value of options canceled in equity exchange	—	—	(295,000)	—	—	(295,000)

Effects of reducing equity investment and non-consolidation	—	—	3,000,000	—	660,335	3,660,335

Net loss for the period ended December 31, 2006					(1,765,208)	(1,765,208)

Balance at December 31, 2006	37,099,188	$37,099	$38,847,811	$(1,470,000)	$(22,950,069)	$14,514,841

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,228,418)	$(2,793,353)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization/Depreciation expense	80,410	56,469
Loss on conversion of notes payable	675,439	—
Loss on disposal of equipment	629	—
Common stock issued for services	73,000	1,200,000
Gain on sale of equity investment	(384,469)	—
Options issued for services	456,812	—
Warrants issued for services	337,496	—
Gain on derivatives	(764,350)	—
Bad debt expense	65,777	100,000
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	(11,993)	(116,170)
Other assets	24,626	229
Accounts receivable	174,412	227,112
Accrued interest receivable	—	(63,017)
Inventory	(128,798)	3,935
Deferred tax asset	—	—
Employee receivable	—	—
Increase (decrease) in:
Accounts payable	1,031,110	295,370
Accrued expenses	210,327	2,340
Other liabilities	62,500	(8,095)
Net cash used by operating activities	(2,325,490)	(1,095,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	—	(200,000)
Acquisition of equipment	(67,306)	(38,936)
Investor deposits	—	—
Patent costs	(1,983)	(3,913)
Licenses	—	—
Proprietary technology	(9,794)	(425,680)
Goodwill	—	—
Investment in subsidiary	(188,217)	—
Net cash used by investing activities	(267,300)	(668,529)

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on line of credit	(264,860)	571,212
Adjustments to investor deposits	—	—
Proceeds from stock and equity transactions	1,618,499	1,250,000
Proceeds from notes payable	1,310,000	200,000
Payment of capital lease obligations	(5,973)	—
Payment of notes payable	(295,124)	(100,000)
Proceeds (payments) on related party note payable, net	74,174	(233,848)
Net cash provided by financing activities	2,436,716	1,687,364

Net increase/(decrease) in cash and cash equivalents	(156,074)	(76,275)

Cash and cash equivalents beginning of period	155,423	96,257

Cash and cash equivalents end of period	$(651)	$19,982

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$64,025	$17,102

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended December 31,
	2006	2005
NON-CASH INVESTING AND FINANCING TRANSACTION
Common stock issued for services	$73,000	$1,200,000
Warrants issued for notes payable	$76,500	$—
Options and warrants issued for services	$889,328	$—
Common stock and warrants issued for debt conversion	$1,818,181	$—

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

In January 2006, the Company acquired a controlling interest in Resilent LLC d/b/a Digital Defense Group, a Nebraska limited liability company (“Resilent”), but pursuant to an exchange and mutual release agreement entered into by the Company and Resilent on December 30, 2006, the Company reduced its ownership interest in Resilent to approximately 44%. As a result, Resilent is no longer a majority-owned subsidiary of the Company. See Note 9.

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

Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Method

The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses for the six months ended December 31, 2006 and 2005 were $5,991 and $14,573, respectively.

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amount that will not be collected. On a periodic basis, the Company reviews its accounts receivable balances and considers the need for an allowance for doubtful accounts based on the Company’s past and expected collections and current credit conditions. Accounts receivable consists of the following items at December 31 and June 30, 2006:

	December 31,	June 30,
	2006	2006
Accounts receivable	$143,760	$328,123
Allowance for uncollectible accounts	(58,272)	(60,000)
	$85,488	$268,123

At December 31, 2006, 100% of the Company’s accounts receivable balance serves as collateral for Gabriel LLC’s line of credit with Nebraska State Bank. See Note 7.

The Company’s bad debt expense related to its accounts receivable for the six months ended December 31, 2006 and 2005 was each $0.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of December 31, 2006, the estimated fair value of the Company’s derivative liability was $0. On December 30, 2006, the note payable obligation was converted to shares of the Company’s common stock resulting in the elimination of the related derivative liability. See also Note 7.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings/loss per share. Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share. Although there were common stock equivalents outstanding at December 31, 2006, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Economic Dependencies

The Company purchases its products from five major suppliers which provided approximately 83% of its total purchases for the six months ended December 31, 2006.

The Company had ten major customers for the six months ended December 31, 2006, which comprise approximately 71% of its sales.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value for the six months ended December 31, 2006 and 2005.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $2,600,000 and an accumulated deficit incurred through December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accountant’s report accompanying the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2006, includes an explanatory paragraph relating to the uncertainty about the Company’s ability to continue as a going concern. This qualification may make it more difficult for the Company to raise additional capital when needed. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 5.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Wholly-owned subsidiaries of the Company are Trace and Gabriel LLC. See Note 9.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Warranty Reserve

Gabriel LLC offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products. For the six months ended December 31, 2006 and 2005, $9,789 and $10,122, respectively has been reserved for warranty related expenses. For the six months ended December 31, 2006 and 2005, warranty expense was each $0.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. In the six months ended December 31, 2006, the Company has not incurred losses from write-downs to market.

Inventories at December 31 and June 30, 2006 consist of the following:

	December 31,	June 30,
	2006	2006
Materials	$597,576	$822,320
Finished goods	773,899	615,314
	$1,371,475	$1,437,634

At December 31, 2006, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing. See Note 7.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at December 31 and June 30, 2006.

	December 31,	June 30,
	2006	2006
Notes receivable	$668,600	$668,600
Accrued interest receivable	171,741	132,140
Allowance for uncollectible notes	(840,341)	(800,740)
	$—	$—

At December 31, 2006, the Company had notes receivable of approximately $668,600 for funds advanced to various parties, which were due at various dates during the quarter ending December 31, 2006. These notes bear interest between 8% and 12% and interest in the amount of $171,741 has been accrued through December 31, 2006. See Notes 13 and 14.

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against various defendants associated with two outstanding notes receivable in the principal amounts of $200,000 and $331,100. At December 31, 2006, the Company increased its allowance for uncollectible notes receivable to $840,341.

The Company has recognized $39,601 and $100,000 as a component of its bad debt expense for the six months ended December 31, 2006 and 2005, respectively, for uncollectible notes receivable.

As of December 31, 2006, the Company’s former chairman and chief executive officer owes the Company $28,456. This balance represents personal expenses charged by the former chairman to a Company credit card. The Company pays the monthly balance on the Company credit card and requests reimbursement from the former chairman for such personal charges.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost or at the present value of future minimum lease payments for capitalized lease obligations. Depreciation is calculated using the straight-line method over a period of three to seven years. The following is a summary of property, equipment and accumulated depreciation at December 31 and June 30, 2006:

	December 31,	June 30,
	2006	2006
Equipment	$435,830	$639,464
Furniture and fixtures	45,401	141,148
Tools and dies	146,050	212,450
Leasehold improvements	—	234,393
Proprietary technology	112,206	146,607
	739,487	1,374,062
Accumulated depreciation	(219,485)	(209,370)
	$520,002	$1,164,692

Depreciation expense for the six months ended December 31, 2006 and December 31, 2005, was $63,767 and $28,209, respectively.

Capital leases

The Company has entered into a lease agreement for furniture and equipment. This lease is considered a capital lease and is amortized over the estimated life of the assets. The term of the lease is for 36 months with a monthly payment of $2,147 including sales tax. Total payments including any bargain buyout are $82,717.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout are $65,660.

The following summarizes the Company’s leased property under capital leases included in major asset classes:

	December 31,	June 30,
	2006	2006
Equipment	$102,283	$277,966
Furniture and fixtures	14,104	93,245
Leasehold improvements	—	234,393
	116,387	605,604
Accumulated depreciation	(27,112)	(52,385)
	$89,275	$553,219

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

Pursuant to SFAS No. 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. If an intangible asset is determined to have an indefinite useful life, it will not be amortized until its useful life is determined to be no longer indefinite. The Company will evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset will be tested for impairment and amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. At December 31, 2006, the Company determined that the life of the SnapTrack license remains indefinite and has not recognized any amortization expense or impairment.

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

Goodwill

Gabriel LLC entered into an asset acquisition with Gabriel Technologies, Inc. in April 2003. In allocating the purchase price, Gabriel LLC assigned $1,517,792 to goodwill. See Note 9. In January 2006, the Company purchased a majority interest in Resilent and recorded $893,326 of goodwill on its consolidated balance sheet. However, on December 30, 2006, the Company entered into a mutual exchange and release with Resilent which decreased its ownership in Resilent to approximately 44%. As such, at December 31, 2006, the Company recorded its minority interest in Resilent under the equity method and thus, recorded no goodwill related to its Resilent investment. Goodwill is reviewed annually by management for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Patents and Trademarks

Costs relating to the purchase of patents and trademarks are capitalized and amortized using the straight-line method over 17 years, representing the estimated life of the assets.

The following is a summary of the patents and trademarks at December 31 and June 30, 2006:

	December 31,	June 30,
	2006	2006
Patents and Trademarks	$86,609	$122,898
Accumulated amortization	(12,024)	(11,288)
	$74,585	$111,610

For the six months ended December 31, 2006 and 2005, the Company incurred amortization expense related to its patents and trademarks of $2,544 and $3,233, respectively.

Licenses

The Company has paid $200,000 for an exclusive license to use A-GPS in the transportation business sector (hereinafter, the “Tracking license”). Under an agreement with Locate Networks, Inc. (“Locate”), the Company will use this technology in its product. This agreement is in force for 10 years. The Tracking license has been allocated to Trace. Trace will also be paid royalties for each device it sells. The license fee of $200,000 will be amortized over 10 years. For the six months ended December 31, 2006 and 2005, no royalties were paid or accrued.

With the acquisition of Trace, the Company recorded $9,393,358 in intangible assets related to the SnapTrack license. See Note 9. The SnapTrack license has a perpetual life and is subject to annual impairment testing. On January 16, 2006, the Company entered into an amended and restated license agreement with SnapTrack. The new agreement resulted in $342,108 reduction in deferred payments included in the original agreement. As such, the value of the SnapTrack license was adjusted to $9,051,250. At December 31, 2006, pursuant to testing in accordance with SFAS No. 142, the Company’s licenses were determined not to have been impaired.

The SnapTrack license agreement, for Assisted Global Positioning (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace has expensed $50,000 and $50,000, respectively, for the six months ended December 31, 2006 and 2005. As of June 30, 2006, $103,000 was owed under the license agreement. On July 7, 2006, the balance of $103,000 was paid.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Licenses (Continued)

	December 31,	June 30,
	2006	2006
Tracking license	$200,000	$200,000
Micro RX license	—	25,000
SnapTrack license	9,051,250	9,051,250
Airtime agreements	150,000	150,000
Manufacturing engineering agreement	50,000	50,000
Other	—	2,798
Accumulated amortization	(45,248)	(39,450)
	$9,406,002	$9,439,598

Proprietary Technology

SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed as a separate product or as part of a product or process,” applies to computer software developed internally and to purchased software. The statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technology feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No amortization expense has been recorded at December 31, 2006. The Company intends to commence amortization when the internally-developed software is placed into service.

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
The application development stage
The post-implementation stage

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

	December 31,	June 30,
	2006	2006
Website	$45,074	$45,074
Location services software	2,283,119	2,273,325
Factor 4® Biocard	—	1,728,676
Accumulated amortization	(13,983)	(9,883)
	$2,314,210	$4,037,192

In January 2006, the Company purchased a majority interest in Resilent and recorded an intangible asset on its consolidated balance sheet of $1,728,676 related to the development of the Factor 4® Biocard. However, on December 30, 2006, the Company entered into a mutual exchange and release with Resilent which decreased its ownership in Resilent to approximately 44%. As such, at December 31, 2006, the Company recorded its minority interest in Resilent under the equity method and thus, did not include Reilsent’s assets and liabilities in its consolidated financial statements at December 31, 2006. See Note 9.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at December 31 and June 30, 2006:

	December 31,	June 30,
	2006	2006

Line of credit payable, interest at prime plus 2%, collateralized by all Company assets	$587,069	$851,929

Notes payable (for terms see detail below)	1,065,000	677,500

Convertible note payable to related party with attached warrants, interest rate at 9%, due January 6, 2007, converted December 30, 2006	—	1,000,000

Notes payable to related party, interest rate at 9%, due April 14, 2006, converted December 30, 2006	—	200,000

Note payable to related party, interest rate at 9%, due August 31, 2006 (see Notes 13 and 14)	—	210,582

Notes payable to related party, interest rate at 7%, due December 4, 2006 (see Notes 13 and 14), delinquent	80,000	—

Notes payable to related party, interest rate at 7%, due January 31, 2007 (see Notes 13 and 14), delinquent	100,000	—
	1,245,000	2,088,082

Derivative on note payable	—	1,234,350

Discount on notes payable	(13,360)	(495,783)
	$1,818,709	$3,678,578

Long-Term Notes Payable and Capitalized Leases
Note payable to bank, interest at prime plus 1.5%, maturing
August 31, 2010, collateralized by assets of Resilent LLC	$—	$234,554

Capital lease liability (see Note 12)	91,739	337,310
		571,864
Less current portion	(37,563)	(113,720)
	$54,176	$458,144

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Line of Credit

On August 12, 2005, the Company entered into a financial arrangement with a commercial bank for a revolving line of credit. The maximum credit facility under this arrangement is $1,500,000. On January 18, 2007, the bank extended the maturity date for the revolving line of credit until March 3, 2007. At December 31, 2006, $587,069 of the credit facility has been utilized.

Notes Payable

At December 31, 2006, the Company had a total of $1,065,000 in notes payable to third parties. The interest rates and note obligations on these notes vary from 9% per annum to 15% of the principal amount of the note. As a part of several of these financing transactions, the Company also issued warrants to purchase shares of its common stock at an exercise price of $1.00.

	Notes		Warrants
Note Date	Amount	Due Date	Number	Exercise Price	Expiration Date
May 5, 2006 (1)	$75,000	September 4, 2006	75,000	$1.00	December 30, 2009
July 13, 2006 (3)	435,000	October 31, 2006	—	—	—
August 24, 2006 (2)	250,000	October 24, 2006	100,000	1.00	December 30, 2009
October 9, 2006 (1)	130,000	October 19, 2006	130,000	1.00	December 30, 2009
October 30, 2006 (2)	100,000	April 30, 2007	100,000	1.00	December 30, 2009
October 30, 2006 (1)	15,000	April 30, 2007	15,000	1.00	December 30, 2009
November 4, 2006 (1)	50,000	January 4, 2007	50,000	1.00	December 30, 2009
December 1, 2006 (1)	10,000	April 30, 2007	10,000	1.00	December 30, 2009
	$1,065,000

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

Proceeds from these financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the note on the financial statements. The fair value of the warrants at the date of issuance have been classified as a discount to the notes and a component of additional paid in capital. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with using the closing price of the Company’s stock on the date of issuance. The model uses several assumptions including: historical stock price volatility (65%), risk-free interest rate (4.00%), remaining time until maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.

The debt discount is being accreted using the effective interest method over the term of the note. For the six months ended December 31, 2006, the Company accreted $190,866 of debt discount related to the notes.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Notes Payable (Continued)

The following table summarizes fair value of the warrants at the date of issuance, related accretion during the period, and remaining unamortized discount for the six months ended December 31, 2006.

Warrant Issue Date	Number	Discount at issuance(1)	Accretion	Discount at December 31, 2006
May 5, 2006	75,000	$50,250	$50,250	$—
July 13, 2006	—	90,000	90,000	—
August 24, 2006	100,000	31,000	31,000	—
October 9, 2006	130,000	20,850	20,850	—
October 30, 2006	100,000	15,000	4,749	10,251
October 30, 2006	15,000	2,250	714	1,536
November 4, 2006	50,000	6,000	5,568	432
December 1, 1006	10,000	1,400	259	1,141
				$13,360

____________________
(1) Discount is equal to estimated fair value of warrants as applicable.

Convertible Note Payable to Related Party

On January 11, 2006, the Company closed on a $1,000,000 funding of a senior convertible promissory note (the “Broidy Note,” which was one component of the “Broidy Transaction”) with Broidy Capital Management (“Broidy”). The Broidy Note was effectively a consolidation of a prior $200,000 convertible promissory note dated December 9, 2005, and the extension of an additional $800,000 credit, minus $25,000 in non-accountable expenses.  The Broidy Note bears interest at 9% per annum.  The maturity date of the Note is January 6, 2007. The Broidy Note is subject to acceleration under certain conditions. Interest due for the first quarter was paid on April 11, 2006. No additional interest has been paid. On December 30, 2006, this note was converted to 1,500,000 shares of common stock in a mutual agreement between Broidy and the Company.

In connection with the Broidy Note, the Company issued a warrant (the “Broidy Warrant”) to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to reduction based on certain earnings metrics set forth in a letter agreement between Broidy and the Company.  Unless terminated earlier or extended under a most favored nations clause, the expiration date of the Broidy Warrant is November 30, 2009. On December 30, 2006, Broidy exercised and converted the warrant into 1,000,000 shares of the Company’s common stock. Per the original agreement, the exercise price was reduced to $0.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” the fair value of the conversion warrants issued under the Broidy Transaction have been reported as a liability. On the effective date, the conversion feature had a value of $240,600 and the warrants had a value of $356,700 which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of two years; estimated volatility of 65%; a risk free interest rate of 4%; no dividend payments. On the funding date of the Broidy Note, the Broidy Note had a net value of $377,800 or the difference between the proceeds and the value of the warrants and conversion features. The conversion features and warrants are considered derivative financial instruments and will be marked to fair value on a quarterly basis. Any changes in the fair value of the conversion features and warrants will be recorded through the consolidated statement of operations as other income (expense). For the six months ended December 31, 2006, the Company recognized a non-cash gain of approximately $764,350.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Convertible Note Payable to Related Party (Continued)

Pursuant to the Broidy Note, the Company issued in the name of the Company a stock certificate for 3,000,000 shares of the Company’s common stock, which stock certificate is being held by Broidy as security for the Company’s obligations under the Broidy Note (the “Security Shares”). Broidy also received a security interest in all of the assets of the Company (the “Security Interest”) to secure the Company’s obligations under the Broidy Note. Broidy received an option to purchase, for two years after the date of the Broidy Note, any future membership interests of Resilent that the Company may purchase, if any. The Security Shares remain outstanding as collateral for the remaining $180,000 in loans made to the Company by Broidy.

Pursuant to the Broidy Note, the Company agrees that it will register all shares of the Company’s common stock (i) issuable upon conversion of the Broidy Note, (ii) held by Broidy as of the date of the Broidy Note, (iii) the Security Shares, and (iv) issued upon exercise of warrants held by Broidy as of the date of the Broidy Note, including the Broidy Warrant (collectively, the “Registrable Securities”), within 150 days of the date of the Broidy Note (the “Last Registration Date”). The Company agrees that if the Registrable Securities are not registered by the Last Registration Date (which is June 10, 2006), and for every month thereafter that the Registrable Securities are not registered, the exercise price set forth in the Broidy Warrant shall be reduced 10% until all of the Registrable Securities are registered. The Company considered the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.” The Broidy Warrant was issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause if the common stock issued upon exercise of the Broidy Warrant are not registered. As of December 31, 2006, the Company has not filed a registration statement with the SEC. As such, as of the date of this Report, the exercise price of the Broidy Warrant has been reduced by 100% to $0. The Company considers the liability established with the Broidy Warrant derivatives adequate for the registration rights.

Broidy has the right to convert the Broidy Note into at least $1,000,000 worth of common stock of the Company at a conversion price of $1.00 per share (the “Strike Price”), and such right to convert exists at any time the Broidy Note is outstanding. Additionally, as long as any amount is owed under the Broidy Note, if the Company issues any securities, options, warrants or derivatives of any kind with a sale, exercise or strike price of less than $1.50 per share, then the conversion right will be reduced by the percentage of the difference between $1.50 and the price of the issued security, option, warrant or derivative.  By way of example, if the Company issues securities with an exercise price of $0.75, i.e., a total of 50% (75/150) below $1.50, then the Strike Price will also be reduced by 50%, such that Broidy would have the option of converting the Broidy Note into a total of 2,000,000 shares. As of December 31, 2006, the Company had issued securities, options and warrants with a sale and exercise price of $1.00. As such, the Strike Price under the Broidy Note is $0.67 and as noted above, on December 30, 2006, Broidy exercised its option of converting the Broidy Note into 1,500,000 shares of the Company’s common stock.

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

The derivative liability associated with the note is as follows:

	January 6, 2006	Change in value recorded as a loss	June 30, 2006	Change in value recorded as income	Conversion of Warrants on December 30, 2006	December 31, 2006
Conversion derivative	$240,600	$266,850	$507,450	$(507,450)	—	$—
Warrant derivative	356,700	370,200	726,900	(256,900)	(470,000)	—
	$597,300	$637,050	$1,234,350	$(764,350)	(470,000)	$—

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Notes Payable to Related Parties

Broidy Capital Management

On February 14, 2006, the Company executed a promissory note in the principal amount of $200,000 in favor of Broidy at 9% interest with principal and accrued interest due on April 14, 2006. An interest payment on the note was made on April 1, 2006. No other payments have been made under the note. The maturity date of the note was extended without penalty to June 1, 2006. As of the date of this Report, the Company has not timely paid interest and principal under the note. Broidy received the Security Interest as security for the Company’s obligations under the note. The note provided, among other things, that (i) Broidy was to receive a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $1.00 per share if the note was not paid in full by March 31, 2006 (the “200K Warrant”), and (ii) 600,000 shares of the Security Shares shall transfer to Broidy if the note was not paid in full by April 14, 2006 (the “Default Event”). On or about March 31, 2006, the Company issued Broidy the 200K Warrant. On or about April 14, 2006, the Company and Broidy entered into an oral agreement whereby Broidy agreed to waive the Default Event in exchange for his receipt of a warrant to acquire 100,000 shares of the Company’s common stock. On December 30, 2006, this note with accrued interest was exchanged for 2,333 membership units of the Company’s ownership interest in Resilent, LLC.

On December 30, 2006, the Company and Broidy entered into a Settlement Agreement. As part of the Settlement Agreement, Broidy agreed among other things to the following: (i) cancel the promissory note in the principal amount of $200,000 and discharge the Company’s obligation to pay all or any portion of the outstanding principal and accrued interest on the note, (ii) terminate his option to purchase from the Company all of the Class C membership units of Resilent acquired by the Company, and (iii) loan to the Company the principal amount of $100,000 payable with interest at a rate of 7% per annum secured by all of the assets of Resilent.

As part of the Settlement Agreement, the Company agreed among other things to the following: (i) grant a three year option to Broidy to purchase 25% of the Class A membership units of Resilent owned by the Company for a purchase price of $600,000, (ii) assign to Broidy 2,333 Class C membership units of Resilent owned by the Company, and (iii) file a registration statement with the SEC on or before March 31, 2007, with respect to certain securities of the Company.

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
$908,800

Long-Term Notes Payable and Capitalized Leases

On September 19, 2005, Resilent secured financing for leasehold improvements and working capital in the amount of $255,000. The loan is backed by the United States Small Business Administration, bears interest at prime plus 1.5% and has a maturity date of August 31, 2010. The loan is secured by the assets of Resilent and Dataflo Corporation. Additionally, personal guarantees were executed by Steven E. Campisi, DataFlo Corporation, and Campisi, L.L.C. On December 30, 2006, the Company entered into a mutual exchange and release with Resilent which decreased its ownership in Resilent to approximately 44%. As such, at December 31, 2006, the Company recorded its minority interest in Resilent under the equity method and thus, did not include Reilsent’s assets and liabilities in its consolidated financial statements at December 31, 2006. See Note 9.

NOTE 8 - OTHER LIABILITIES

The following summarizes the Company’s other liabilities at December 31 and June 30, 2006:

	December 31, 2006	June 30, 2006
License fees liability	$50,000	$50,000
Location service fees liability	100,000	100,000
Financing fees liability	161,950	99,450
	$311,950	$249,450

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

The Company entered into an agreement with Pali Capital, a related party, for financing services. Under the agreement, the Company issued 70,000 shares of the common stock and executed a note for $187,000 due October 31, 2005 with interest at 11%. The note was paid in full in April 2006. As of December 31, 2006, the Company has incurred additional fees of $161,950 under the agreement. As of December 31, 2006, the remaining outstanding balance under the agreement was $161,950.

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

Resilent LLC d/b/a Digital Defense Group

On January 19, 2006, the Company entered into a plan of exchange and a securities exchange agreement with Resilent pursuant to which the Company acquired a majority interest in Resilent (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the Company acquired 11,868 Class “A” Membership Interest Units of Resilent (the “Resilent Units”) in exchange for (i) cash, (ii) a $2,000,000 promissory note, and (iii) 4,593,750 shares of the Company’s common stock. The note bears no interest and has a maturity date of June 15, 2006. In October 2006, the promissory note was paid in full. As a result of the Exchange Agreement, the Company owned a majority interest in Resilent.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - ACQUISITIONS (CONTINUED)

Resilent LLC d/b/a Digital Defense Group (Continued)

The Company has pledged the Resilent Units as collateral to secure additional financing. See Note 7.

The Exchange Agreement provided that amounts payable under the $2,000,000 promissory note were to be disbursed from December 2005 through June 2006. As of October 30, 2006, $2,000,000 had been advanced. The shares of common stock issued to Resilent as part of the Exchange Agreement were granted with registration rights under a registration rights agreement. The Company executed an Irrevocable Voting Proxy, under which Mr. Steven Campisi, Chief Executive Officer of Resilent, has voting rights for the 11,868 Resilent Units owned by the Company.

The Company has clawback rights to up to 1,500,000 of the shares it issued to Resilent, such clawback rights to vest in the Company if the pre-tax earnings of Resilent for the 12-months following initial production do not meet certain minimum amounts, as set forth in the exchange agreement. Paragraph 27 of Statement 123(R) requires that the effect of certain contingent features such as clawback provisions be accounted for if and when the contingent event occurs. Paragraph A190 of Statement 123(R) states that contingent features such as clawback provisions should be accounted for by recognizing the consideration received in the corresponding balance sheet account and a credit in the income statement equal to the lesser of the recognized compensation cost of the share-based payment arrangement that contains the contingent feature and the fair value of the consideration received. As of December 30, 2006, the clawback right (the contingent event) had not occurred, and, as such, no income was recorded.

Following is a summary of the net assets acquired in the acquisition of Resilent:

Accounts receivable	$6,150
Inventory	61,679
Prepaids and deposits	9,007
Property and equipment (net)	559,267
Proprietary technology and intangible assets	883,263
Goodwill(1)	6,546,575
Accounts payable	(439,096)
Accrued expenses	(56,051)
Accrued interest	(102,658)
Note payable to related party	(376,593)
Note payable to bank	(255,539)
Lease payable	(210,541)
Net Assets Acquired	$6,625,463

____________________
(1) Upon consolidation and elimination of intercompany investments, $893,326 is recognized as goodwill on a consolidated basis. See Note 6.

In October 2006, the Company received a letter from Mr. Steven Campisi, the manager of Resilent and one of the Company’s directors, asserting that the Company defaulted under the $2,000,000 promissory note in February 2006 and that, as a result, Resilent has the right to cancel 3,520.85 of the units owned by the Company in Resilent pursuant to the Exchange Agreement. If these units were cancelled, the Company would have an approximate 52% ownership interest in Resilent. The Company disagreed with Mr. Campisi’s assertions.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - ACQUISITIONS (CONTINUED)

Resilent LLC d/b/a Digital Defense Group (Continued)

On December 30, 2006, the Company and Resilent entered into an Exchange Agreement and Mutual Release (the “Mutual Release”) pursuant to which the Company and Resilent settled certain disagreements between them in connection with the January 2006 purchase by the Company of a majority of the membership units of Resilent. Pursuant to the Mutual Release, the Company assigned 2,500 Class A membership units of Resilent (the “Resilent Units”) owned by the Company to Resilent and Resilent assigned 3,000,000 shares of the Company’s common stock owned by Resilent to the Company. As a result of the transfer of the Resilent Units to Resilent, Resilent is no longer a majority-owned subsidiary of the Company. The Company recognized a gain of $384,469 as a result of this transaction.

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

During the three months ended December 31, 2006 the Company issued 266,667 shares as part of a private placement. The shares were issued at $0.65 and $0.77 per share and included warrants to purchase 241,667 shares of the Company’s common stock at an exercise price of $1.00 per share and such warrants expire on December 30, 2009. Total proceeds amounted to $200,000.

Additionally, the Company issued 1,500,000 shares of the Company’s common stock pursuant to the conversion of a note payable in the aggregate amount of $1,000,000 to a related party. Lastly, the Company reacquired and subsequently cancelled 3,000,000 shares of the Company’s common stock in exchange for (i) membership units of a previously majority-owned subsidiary, (ii) the release of intercompany liabilities between the Company and such subsidiary, and (iii) cancellation of options to purchase 500,000 shares of the Company’s common stock.

Warrants

The following is a summary of stock warrant activity for the six months ended December 31, 2006:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at June 30, 2006	9,060,769	$1.00 - $2.09	$0.43	7/08 - 12/09

Warrants issued for equity financing	583,667	$1.00	$0.22	1/11

Warrants issued for fees and services	124,998	$1.00	$0.74	12/09

Warrants issued for inventory	300,000	$1.00	$0.32	12/09

Warrants issued for notes payable	405,000	$1.00	$0.19	12/09

Warrants issued for conversion of notes payable	386,000	$1.00	$0.43	12/09

Warrants cancelled	(50,000)	—	$0.62	12/09

Warrants exercised(1)	(1,000,000)	—	—	12/09

Outstanding at December 31, 2006	9,810,434

____________________
(1) Warrants associated with convertible debt and related derivative liability. Fair market value per share of $0.47 at exercise date.

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

On December 30, 2006, the Company cancelled 500,000 options in an exchange and mutual release agreement entered into with Resilent, LLC.

The following tables provide information relating to the status of, and changes in stock options granted for the six months ended December 31, 2006.

Employee Stock Options	Common Shares Under Options	Weighted Average Exercise Price
Options outstanding at June 30, 2006	4,397,000	$1.00
Granted	150,000	1.00
Canceled	(500,000)	1.00
Options outstanding at December 31, 2006	4,047,000	$1.00

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Stock Options (Continued)

Options outstanding and exercisable for the six months ended December 31, 2006 were as follows:

Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	4,047,000	4.11	$1.00

Subscriptions Receivable

On November 1, 2004, the Company issued 750,000 shares of its common stock to Mr. Nicholas A. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. Mr. Fegen executed a note receivable in favor of the Company for $1,875,000. The note was treated as a common stock subscription receivable, wherein equity is reduced until the note is paid. The Company received $380,000 in December 2004 and $650,000 in August 2005 as payment on the subscription receivable.

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. At that time, Mr. Fegen executed a note receivable in favor of the Company for $625,000. This note is treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amount of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on the note receivable as of December 31, 2006, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 13.

NOTE 11 - INCOME TAXES

The significant components of the Company’s deferred tax asset at December 31 and June 30, 2006 were as follows:

	December 31, 2006	June 30, 2006
Deferred tax asset	$7,201,724	$5,839,600
Less: deferred tax liability	(16,378)	(16,378)
Less: valuation allowance	(7,185,346)	(5,823,222)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the entire benefit of the deferred tax asset, a valuation allowance equivalent to the entire deferred tax asset was recorded at December 31 and June 30, 2006.

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $18,000,000 which will begin to expire in the year 2023. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

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

Total rent expense for the six months ended December 31, 2006 and 2005 was $68,845 and $35,355, respectively.

Capital Leases

The Company has entered into a lease agreement for furniture and equipment. This lease is considered a capital lease and is amortized over the term of the lease. The term of the lease is for 36 months with a monthly payment of $2,298 including sales tax. The total payments including any bargain buyout are $82,717.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease. Total payments including the bargain buyout are $65,660.

The following summarizes the Company’s lease commitments for the next five fiscal years:

Year Ending June 30:

	Property	Equipment and Vehicle	Total
2007	$134,138	$39,362	$173,500
2008	128,129	39,362	167,491
2009	90,062	39,362	129,424
2010	—	32,937	32,937
2011	—	—	—

Litigation

In November 2006, three lawsuits were filed against the Company two of which were by note-holders alleging that the Company was in default on loans totaling $250,000. The third lawsuit was filed by a shareholder alleging that the Company’s former chief executive officer made misrepresentations relating to restrictions on transfer of securities issued to the shareholder. The Company is evaluating the lawsuits, which are expected by the Company to be defended and to not materially impact the Company.

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

Trace Technologies assumed a $150,000 liability for fees paid in advance to Locate Networks by USA Mobility as part of the purchase of substantially all of the assets of Locate, and an airtime agreement with USA mobility. The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational. At December 31, 2006, the $100,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements. See Note 8.

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

The SnapTrack license agreement, for Assisted Global Positioning (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace has expensed $25,000 and $25,000, respectively, for the three months ended December 31, 2006 and 2005. As of June 30, 2006, $103,000 was owed under the license agreement. On July 7, 2006, the balance of $103,000 was paid.

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

On March 15, 2006, the Company executed a 12 month consulting agreement with the Jefferson Consulting Group (“Jefferson”) to provide marketing and business development services. In consideration for the services rendered to the Company, Jefferson is entitled to a fixed monthly retainer of $7,500 for the first three months, $10,000 for the next 3 months and $15,000 for the last six months of the consulting agreement. Jefferson is also entitled to a success fee for each government contract awarded to the Company upon the satisfaction of certain conditions. Such success fees range from 3% to 4% of the gross revenue received by the Company from each such government contract. After the initial 90 days of the consulting agreement, each of the Company and Jefferson has the ability to terminate the consulting agreement upon 30-days written notice of such termination. For the six months ended December 31, 2006, the Company has not paid any of the fixed monthly retainers to Jefferson and Jefferson has not earned any success fees. As of December 31, 2006, the Company owed Jefferson $48,979 under the consulting agreement.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - COMMITMENTS (CONTINUED)

Consulting Agreements (Continued)

On March 22, 2006, the Company entered into a consulting agreement with Voyager Consulting LLC (“Voyager”). The Company retained the services of Voyager to assist the Company in the marketing and sale of its security products to a major retail chain. In exchange for these services, the Company agreed to pay a fee to Voyager in an amount equal to 5% of all the gross revenues received by the Company, directly or indirectly, from the sale of its security products to the retail chain stores. In addition to the fee, Voyager will be entitled to warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share at any time on or before the fourth anniversary of the consulting agreement if and when certain conditions are met. As of December 31, 2006, no fees have been earned by Voyager under this agreement.

Placement Agent Consulting Agreement

Pursuant to a letter agreement between the Company and Pali Capital Inc., Pali has been hired as a representative of the Company to raise money for the Company by introducing it to investors to purchase the Company’s securities. Pali is entitled to a fee of 9% of the gross proceeds from any equity or debt financing procured by Pali. In addition, Pali is entitled to warrants to purchase common stock equal to 9% of the total face amount of any equity financing with an exercise price equal to the price at which the investors acquire such shares and with such other terms including registration rights and duration as any warrants issued to investors. Pali is a shareholder of the Company. As of December 31, 2006, no fees have been earned by Pali under this agreement.

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

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against Pit Crew Express and others associated with the two outstanding notes receivable in the principal amounts of $200,000 and $331,000. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. In the six months ended December 31, 2006, potential collection efforts on the default judgment were conducted in Texas.

At December 31, 2006, the Pit Crew Express notes were fully reserved as uncollectible.

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

Officer Receivable

As of December 31, 2006, Mr. Feilmeier owes the Company $28,455. This balance represents personal expenses charged by Mr Feilmeier to a Company credit card. The Company pays the monthly balance on the Company credit card and requests reimbursement from Mr Feilmeier for such personal charges.

Separation Agreement and General Release and Consulting Agreement with Keith Feilmeier

On January 10, 2007, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Keith Feilmeier, the Company’s chief executive officer and chairman of its Board of Directors, pursuant to which Mr. Feilmeier resigned from his position as the Company’s chief executive officer and chairman of its Board of Directors. Mr. Feilmeier will retain his position as a director of the Company.

In connection with the Separation Agreement, on January 10, 2007, the Company and one of its wholly-owned subsidiaries, Gabriel Technologies, LLC (“Gabriel LLC”), entered into a Consulting Agreement with Mr. Feilmeier for Mr. Feilmeier to perform consulting services on behalf of Gabriel LLC. As a consultant, Mr. Feilmeier expects to focus his efforts on expanding Gabriel LLC’s WAR-LOK business, lead the efforts on integration of technologies for the Company’s three business units, and assist the Company with its strategy and growth.

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

Initial Consulting Agreement (Continued)

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

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $625,000. This note receivable was also treated as a common stock subscription receivable wherein equity is reduced until the note receivable is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amounts of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on this note receivable for the six months ended December 31, 2006, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 10.

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

Jerry Suess - Shareholder/Director

Mr. Jerry Suess has provided and personally guarantees credit cards used by the Company. Total charges on the credit card accounts for the six months ended December 31, 2006 were $213,985, with the highest monthly charges being $55,827. Although Mr. Suess received no compensation for the use of his credit cards in the past, the Company is currently in discussions with Mr. Suess regarding such compensation.

Mr. Suess also is a principal in Nebraska Leasing. The Company leases a vehicle and office equipment from Nebraska Leasing. Lease payments to Nebraska Leasing totaled $8,881 and $11,590 for the six months ended December 31, 2006 and 2005, respectively.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Jerry Suess - Shareholder/Director (Continued)

On January 23, 2007, the Company secured $315,000 in short term financing from Wayzatta LLC for working capital and general corporate purposes. Mr. Suess is the managing member of Wayzatta LLC. In exchange for the promissory note, the Company agreed to pay, among other things, the principal together with interest equal to 8% per annum by December 20, 2007. As additional consideration to Wayzatta LLC for making the loan to the Company, Wayzatta LLC received warrants to purchase 157,500 shares of the Company’s common stock at an exercise price of $0.50 per share.

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

On December 30, 2006, the Company and Resilent entered into an Exchange Agreement and Mutual Release (the “Mutual Release”) pursuant to which the Company and Resilent settled certain disagreements between them in connection with the January 2006 purchase by the Company of a majority of the membership units of Resilent. As part of the Mutual Release, Mr. Campisi resigned as an officer and director of the Company.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - SUBSEQUENT EVENTS

January 2007

On January 10, 2007, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Keith Feilmeier, the Company’s chief executive officer and chairman of its Board of Directors, pursuant to which Mr. Feilmeier resigned from his position as the Company’s chief Executive officer and chairman of its Board of Directors. Mr. Feilmeier will retain his position as a director of the Company. In connection with the Separation Agreement, on January 10, 2007, the Company and one of its wholly-owned subsidiaries, Gabriel Technologies, LLC (“Gabriel LLC”), entered into a Consulting Agreement with Mr. Feilmeier for Mr. Feilmeier to perform consulting services on behalf of Gabriel LLC. As a consultant, Mr. Feilmeier expects to focus his efforts on expanding Gabriel LLC’s WAR-LOK business, lead the efforts on integration of technologies for the Company’s three business units, and assist the Company with its strategy and growth.

On January 23, 2007, the Company secured $490,000 in short term financing from two lenders for working capital and general corporate purposes. In exchange for the promissory notes, the Company agreed to pay, among other things, the principal together with interest equal to 8% per annum by December 20, 2007. As additional consideration to the lenders for making the loans to the Company, the lenders received warrants to purchase 245,000 shares of the Company’s common stock at an exercise price of $0.50 per share.

On January 26, 2007, the Company secured $100,000 in long term financing from a lender for working capital and general corporate purposes. Among other things, pursuant to the promissory note, the lender also received warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.00 per share as consideration for making the loan.

February 2007

On February 1, 2007, the Company secured $235,000 in long term financing from a lender for working capital and general corporate purposes. Among other things, pursuant to the promissory note, the lender also received warrants to purchase 58,750 shares of the Company’s common stock at an exercise price of $1.00 per share as consideration for making the loan.

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

OVERVIEW

Through our wholly-owned subsidiary, Gabriel Technologies, LLC, we develop, manufacture and sell a series of physical locking systems for the transportation and shipping industries collectively known as the War-Lok™ Security System. With the War-Lok™ System there are 260 million key combinations possible and the ability to master key 20,000 different locks. All War-Lok™ internal locking cores are designed with a flat-keyed locking system. Each component of this high security disc type cylinder has been designed to withstand the harsh environments of the transportation industry. All components are made of chrome plated hardened steel, brass or stainless steel. The War-LokTM is pick resistant, drill resistant and key duplication is rendered improbable.

We have established Trace Location Services through our subsidiary, Trace Technologies, LLC, a Nevada limited liability company. Trace has developed a modern, web-services-oriented platform for the delivery of location i-based service to its customers. This platform can track wireless devices using assisted or autonomous GPS capabilities in an optimized fashion to achieve minimum fix times and bandwidth and maximum sensitivity and battery life. Using multi-mode GPS end-devices, Trace expects a wide variety of successful applications in tracking assets and personnel. Trace’s servers and end-devices utilize SnapTrack’s MM-GPS technology as incorporated in many cellular CDMA networks for E911 service. GPS technology provides accurate location information in environments where traditional, autonomous GPS is unable to properly function, such as inside buildings, parking garages, vehicle trunks, cargo areas, areas with dense foliage, and “urban canyons.” Subscribers and licensees will pay a fee to access the Trace-enhanced location information to determine the location of enabled devices, such as the Trace Asset Tag. We are also currently developing a Trace Location Services War-LokTM version of our War-Lok™ product that will be able to communicate its position and status of the lock, rail car or semi-trailer wirelessly over existing wireless communication networks.

In January 2006, we acquired a controlling interest in Resilent LLC d/b/a Digital Defense Group, a Nebraska limited liability company (“Resilent”), but pursuant to an exchange and mutual release agreement entered into by the Company and Resilent on December 30, 2006, the Company reduced its ownership interest in Resilent to approximately 44%. As a result, Resilent is no longer a majority-owned subsidiary of the Company.

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

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 (the “2006 PERIOD”) AND THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 (the “2005 PERIOD”)

The following table provides a breakdown of selected results of operations for the three and six months ended December 31, 2006 and 2005, respectively, and is the basis for the following discussion of the results of operations:

	Three Months Ended		Six Months Ended
	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)

REVENUES	$218,940	$253,720	$697,699	$595,823

COSTS OF GOODS SOLD	98,901	150,450	394,830	388,810

GROSS PROFIT	120,039	103,270	302,869	207,013

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	672,240	2,035,338	2,678,414	2,752,444
Professional fees	259,026	190,113	737,354	290,315
Total Expenses	931,266	2,225,451	3,415,768	3,042,759

INCOME FROM OPERATIONS	(811,277)	(2,122,181)	(3,112,899)	(2,835,746)

OTHER INCOME (EXPENSES)
Interest income	51,185	46,113	71,814	62,561
Financing expense	(224,863)	(3,066)	(437,513)	(3,066)
Loss on conversion of notes payable	(420,564)	—	(675,439)	—
Gain from change in derivative liability	137,000	—	764,350	—
Interest expense	(323,749)	(13,321)	(665,741)	(17,102)
Loss on sale of equipment	(629)	—	(629)	—
Loss on equity investment	(556,830)	—	(556,830)	—
Gain on sale of equity investment	384,469	—	384,469	—
Other	—	—	—	—
Total Other Income (Expense)	(953,981)	29,726	(1,115,519)	42,393

LOSS BEFORE TAXES	(1,765,208)	(2,092,455)	(4,228,418)	(2,793,353)

BENEFIT FROM PROVISION FOR TAXES	—	—	—	—

NET LOSS	$(1,765,208)	$(2,092,455)	$(4,228,418)	$(2,793,353)

REVENUES

The following table summarizes our four revenue segments as a percentage of Total Revenue respectively for the following periods:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Trucking	87.9%	90.5%	71.5%	79.4%
Intermodal/Railroad	4.6%	6.2%	6.4%	4.5%
Consumer/Other	7.5%	3.3%	5.8%	16.1%
A-GPS	—	—	16.3%	—
	100.0%	100.0%	100.0%	100.0%

Details of the most significant changes for the three and six months ended December 31, 2006 and 2005 are as follows:

Trucking - The Trucking segment represents $200,635 or 87.9% of total revenue earned for the three months ended December 31, 2006 as compared to $229,612 or 90.5% of total revenue for the three months ended December 31, 2005. The Trucking segment represents $498,654 or 71.5% of total revenue earned for the six months ended December 31, 2006, as compared to $472,970 or 79.4% of total revenue for the six months ended December 31, 2005. The Trucking segment continues to be Gabriel LLC’s primary market.

Intermodal/Railroad - The Intermodal/Railroad segment represents $10,588 or 4.6% of total revenue earned for the three months ended December 31, 2006 as compared to $15,650 or 6.2% of total revenue for the three months ended December 31, 2005. The Intermodal/Railroad segment represents $44,538 or 6.5% of total revenue earned for the six months ended December 31, 2006, as compared to $27,110 or 4.5% of total revenue for the six months ended December 31, 2005. The increasing revenue percentage relates primarily to taking a more balanced approach to meeting demands in all market segments.

Consumer/Other - The Consumer/Other segment represented $17,200 or 7.5% of total revenue earned for the three months ended December 31, 2006 compared to $8,458 or 3.3% of total revenue earned for the three months ended December 31, 2005. The Consumer/Other segment represented $40,139 or 4.6% of total revenue earned for the six months ended December 31, 2006, compared to $95,743 or 16.1% of total revenue earned for the six months ended December 31, 2005. The percentage decline is due to the continuous expansion of the Trucking and other segments.

A-GPS - The A-GPS segment had no revenue the three months ended December 31, 2006 and 2005. The A-GPS segment represents $109,092 or 16.3% of total revenue for the six months ended December 31, 2006. There was no A-GPS revenue for the six months ended December 31, 2005. The A-GPS segment is just beginning operations. As final infrastructure components are completed, Trace expects continued growth in the A-GPS segment.

GROSS PROFIT

Our consolidated Gross Profit increased to 56.3% for the three months ended December 31, 2006 from 40.7% for the three months ended December 31, 2005. Consolidated Gross Profit increased to 43.4% for the six months ended December 31, 2006, from 34.7% for the six months ended December 31, 2005. This increase in Gross Profit trend is attributed to increased focus on sales of products with higher demand and higher margins.

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Trucking	58.7%	40.3%	48.4%	33.9%
Intermodal/Railroad	46.5%	53.4%	50.3%	46.0%
Consumer/Other	34.5%	27.1%	24.3%	35.8%
A-GPS	—	—	43.4%	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $1,383,147 for the three months ended December 31, 2006, versus $2,225,451 for the three months ended December 31, 2005. We incurred Selling, General and Administrative Expenses totaling $2,678,414 for the six months ended December 31, 2006, versus $2,752,444 for the six months ended December 31, 2005.

The following table highlights the major operating expenses for the comparative three and six month periods ended December 31, 2006:

	Three Months Ended December 31		Six Months Ended December 31,
	2006	2005	2006	2005
Major operating expenses:
Consulting fees	$113,820	$1,233,318	$270,588	$1,262,784
Insurance	37,988	31,852	79,033	67,206
Bad debts expense	19,801	100,000	65,777	100,000
Travel and entertainment	36,798	32,556	125,214	52,520
Advertising	2,157	14,451	5,991	14,573
Rent	33,765	35,301	68,845	70,656
Depreciation and amortization	41,019	30,933	80,410	56,469
Commissions	10,674	30,000	24,036	30,000
Technical support	10,816	23,536	22,907	36,623
Software maintenance fees	30,326	25,782	64,253	53,688
Public relations	7,830	23,689	31,229	45,633
Salary and wages, net	697,906	379,135	1,647,082	743,998
Total Major Operating Expenses	1,042,900	1,960,533	2,485,365	2,534,150
Non-major Operating Expenses, net	66,118	74,785	193,049	218,294
Total Selling, General and Administrative Expenses	$1,109,018	$2,035,338	$2,678,414	$2,752,444

The following explains the changes during the periods presented:

CONSULTING FEES - For the three months ended December 31, 2006, consulting fees totaled $113,820 as compared to $1,233,318 for the three months ended December 31, 2005. For the six months ended December 31, 2006, consulting fees totaled $270,588 as compared to $1,262,784 for the six months ended December 31, 2005. The large decline over the comparative prior periods is due to one agreement in the prior year involving stock based compensation valued at $1,200,000. The other increase relates to additional consultants utilized for additional equity and debt financing.

INSURANCE - For the three months ended December 31, 2006, insurance expenditures totaled $37,988 compared to $31,852 for the three months ended December 31, 2005. For the six months ended December 31, 2006, insurance expenditures totaled $79,033 compared to $67,206 for the six months ended December 31, 2005. Increase in insurance expense is attributable primarily to general rate increases and increases in the wage and property bases used to determine premium rates.

BAD DEBTS EXPENSE - For the three months ended December 31, 2006, bad debts expense amounted to $19,801 compared to $100,000 for the three months ended December 31, 2005. For the six months ended December 31, 2006 and 2005 bad debts expense amounted to $65,777 and $100,000, respectively. The decrease in bad debts expense relates to better collection efforts and improved credit review prior to a sale.

TRAVEL AND ENTERTAINMENT - For the three months ended December 31, 2006, travel and entertainment costs totaled $36,798 compared to $32,556 for the three months ended December 31, 2005. For the six months ended December 31, 2006, travel and entertainment expenditures were $125,214 as compared to $52,520 for the six months ended December 31, 2005. The increase is attributed to travel related costs associated with an expanded sales force, expanded board of directors, and participation in national product shows.

ADVERTISING - For the three months ended December 31, 2006, advertising expense was $2,157 compared to $14,451 for the three months ended December 31, 2005. For the six months ended December 31, 2006, advertising expense was $5,991 compared to $14,573 for the six months ended December 31, 2005. Based on the timing of expenses, the Company’s advertising expenses have decreased due to efforts to reduce costs.

RENT - Rent expense for the three months ended December 31, 2006 totaled $33,765 as compared to $35,501 for the three months ended December 31, 2005. Rent expense for the six months ended December 31, 2006 totaled $68,845 as compared to $70,656 for the three months ended December 31, 2005. The decline in rent expense is a result of a reduction in rental space used in Bellevue, Washington by Trace Technologies, and reducing space used in Dallas, Texas by Gabriel Technologies, LLC.

DEPRECIATION AND AMORTIZATION - Expenses for depreciation and amortization were $41,019 and $30,933 for the three months ended December 31, 2006 and 2005 respectively. For the six months ended December 31, 2006, these expenses were $80,410 as compared to $56,469 for the six months ended December 31, 2005. The increase is due to equipment additions, primarily computers, which have a shorter depreciable life than other property acquisitions.

COMMISSIONS - For the three months ended December 31, 2006, commissions amounted to $10,674 as compared to $30,000 for the three months ended December 31, 2005. For the six months ended December 31, 2006, commissions amounted to $24,036 as compared to $30,000 for the six months ended December 31, 2005. Commissions decreased due primarily to an implementation of a different commission structure for the outside sales representatives.

TECHNICAL SUPPORT - For the three months ended December 31, 2006, technical support expenditures were $10,816 compared to $23,536 for the three months ended December 30, 2005. For the six months ended December 31, 2006 and 2005 technical support expenses were $22,907 and $36,623, respectively. The decrease in technical support expenditures is due to efforts in the prior year for implementation of a new accounting information system.

SOFTWARE MAINTENANCE FEES - For the three months ended December 31, 2006, software maintenance expenditures totaled $30,326 compared to $25,782 for the three months ended December 31, 2005. For the six months ended December 31, 2006, software maintenance expenditures totaled $64,253 compared to $53,688 for the six months ended December 31, 2005. Software maintenance fees increased due to the use of additional enterprise software under maintenance agreements as well as an increase in the user base accessing various enterprise software systems.

PUBLIC RELATIONS - For the three months ended December 31, 2006, public relations expenditures totaled $7,830 compared to $23,689 for the three months ended December 31, 2005. For the six months ended December 31, 2006, public relations expenditures totaled $31,229 compared to $45,633 for the six months ended December 31, 2005. The decrease in public relations is due primarily to the termination in October 2006 of our outside public relations firm. Fees were approximately $7,000 per month.

SALARY AND WAGES - For the three months ended December 31, 2006, salary and wage expenditures totaled $697,905 (net of $14,086 absorbed in manufacturing) compared to $379,135 (net of $10,279 absorbed in manufacturing) for the three months ended December 31, 2005. For the six months ended December 31, 2006, salary and wage expenditures totaled $1,647,082 (net of $26,113 absorbed in manufacturing) compared to $743,998 (net of $27,472 absorbed in manufacturing) for the six months ended December 31, 2005. The increase in salary and wage expense can be attributed to having more employees in the current fiscal year than during the prior fiscal year, increased rates of pay, and $529,813 of stock based compensation for members of the Board of Directors. Current accounting treatment requires the expensing of stock based compensation as they become vested using an estimated fair market value at the date of the award.

PROFESSIONAL FEES

For the three months ended December 31, 2006 and 2005, professional fees amounted to $274,129 and $190,113, respectively. For the six months ended December 31, 2006, professional fees totaled $737,354 as compared to $290,315 for the six months ended December 31, 2005. The increase during the current quarter over the same period in the prior year is due to increased legal fees associated with SEC filings, debt-related financings, and other contractual related negotiations.

INCOME (LOSS) FROM OPERATIONS

For the three months ended December 31, 2006 our loss from operations amounted to $1,254,530 compared to $2,122,181 for the three months ended December 31, 2005. For the six months ended December 31, 2006 the loss from operations was $3,112,899 as compared to a loss of $2,835,746 for the six months ended December 31, 2005. The improved results for the current quarter compared to the same period in the prior year reflects the results of increased sales efforts and cost cutting measures. While the year to date operating loss widened compared to the same period in 2005, we expect to see continued reduction in the net operating loss as we move into the second half of the year.

OTHER INCOME (EXPENSES)

Other expenses for the three months ended December 31, 2006 were $674,848 compared to income of $29,726 for the three months ended December 31, 2005. Other expenses for the six months ended December 31, 2006 totaled $1,115,519, as compared to income of $42,393 for the six months ended December 31, 2005. The increased expense was due mainly in four categories. The Company recognized a loss on conversion of notes payable transactions of $675,439 as compared to $0 for the six months ended December 31, 2005. In addition the Company recorded interest and financing expense of $1,103,254 for the six months ending December 31, 2006 as compared to $20,168 for the six months ended December 31, 2005. The Company has recognized losses on an equity investment in the biometric security industry of $556,830 for the six months ended December 31, 2006 as compared to $0 for six months ended December 31, 2005. The increases in the interest and financing expense components are directly related to the costs of raising capital for the Company and an increase in debt financing compared to equity financing in the prior period. Such costs include the estimated fair market value of warrants issued in connection with various debt and equity financings. Lastly, the Company recognized a gain from the change in derivative liability of $764,350. There were no derivative transactions for the six months ended December 31, 2005. The gain results from the effects of the reduction in the Company’s stock price from June 30, 2006 to December 31, 2006 which is used in computing the derivative liability.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the six months ended December 31, 2006 was $4,228,418 as compared to a loss of $2,793,353 for the six months ended December 31, 2005. As stated above, the main reasons for the increased loss during the period ended December 31, 2006 was mainly due to increased professional fees attributed to being a publicly-owned company and increased costs associated with raising capital for the Company.

NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS

For the three months ended December 31, 2006 and 2005, we had net (loss) available to common stockholders identical to the net loss of the Company. For the six months ended December 31, 2006 and 2005, we had net (loss) available to common stockholders identical to the net loss of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled approximately $43,483 at February 15, 2007. As of December 31, 2006 and 2005, our cash and cash equivalents totaled $(651) and $19,982, respectively.

Net cash used in operating activities was $724,790 for the three months ended December 31, 2006, compared to $462,451 for the three months ended December 31, 2005. Net cash used in operating activities was $2,325,490 for the six months ended December 31, 2006, compared to $1,095,110 for the six months ended December 31, 2005. The increase in cash used in operations for the current periods compared to the same periods in the prior year was principally the result of the following items:

•	an increase in the net loss, which was $4,228.418 in the 2006 period, compared with $2,793,353 in the 2005 period;

•	an decrease in current assets during the 2006 period of $58,247, compared to a decrease in current assets in the 2005 period of $52,159, resulting in a net increase in cash used of $6,088; and

•	an increase in current liabilities of $1,303,937 during the 2006 period, compared to an increase of $289,615 during the 2005 period resulting in a net reduction in cash used of $1,014,322.

impacted by the following non-cash items:

•	bad debt expense of $65,777 in the 2006 period, compared to $100,000 in the 2005 period;

•	increased amortization and depreciation expense, which were $80,410 in the 2006 period, compared to $56,469 in the 2005 period;

•	decreased common stock and stock rights issued for services, which were $867,308 in the 2006 period, compared to $1,200,000 in the 2005 period;

•	a loss on conversion of a note payable and disposal of equipment of $676,068 in the 2006 period that did not occur in the comparable period of 2005;

•	a gain on derivative of $764,350 in the 2006 period that did not occur in the comparable period of 2005; and

•	a gain on sale of an equity investment of $384,469 in the 2006 period that did not occur in the comparable period of 2005.

Net cash used in investing activities for the three months ended December 31, 2006 and 2005 was $239,652 and $394,585, respectively. Net cash used in investing activities for the six months ended December 31, 2006, was $267,300 compared to $668,529 for the six months ended December 31, 2005. Net cash used in investing activities for the 2006 period was the result of the acquisition of equipment of $67,306, patent costs of $1,983, proprietary technology of $9,794 and investment in subsidiary of $188,217. For the 2005 period, cash used in investing activities was comprised of issuance of a note receivable of $200,000, acquisition of equipment of $38,936, patent costs of $3,913 and proprietary technology of $425,680.

Net cash provided by financing activities for the three months ended December 31, 2006 and 2005 was $924,053 and $836,942, respectively. Net cash provided by financing activities was $2,436,716 for the six months ended December 31, 2006, compared to $1,687,364 for the six months ended December 31, 2005. Net cash provided by financing activities for the 2006 period was the result of payments from our line of credit of $264,860, the issuance of common stock and other equity transactions amounting to $1,618,499, and proceeds from notes payable of $1,310,000, offset by repayments of notes payable and a related party note payable, net, of $226,923. Net cash provided by financing activities for the 2005 period was principally due to proceeds from our line of credit of $571,212, issuance of common stock and other equity transactions in the amount of $1,250,000 and proceeds from notes payable of $200,000 offset by payments of related party note payable of $233,848 and by repayment of notes payable of $100,000.

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

As of February 15, 2007, we had cash balances of $43,483 and current liabilities of $4,307,224. Many of our current liabilities involve past due borrowings and accounts payable. We require additional financing as soon as possible in order to provide for these obligations and our other liquidity needs, as well as to satisfy our current business plan. We are seeking additional debt and/or equity financing but at the present time, have no commitments for any additional financing. There can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the six months ended December 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2006, we sold or issued unregistered securities as follows:

In October 2006, we issued:

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

In November 2006, we issued:

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

In December 2006, we issued:

(i) 191,667 shares of common stock and warrants to purchase 166,667 shares of common stock at an exercise price of $0.65 per share to two investors in connection with the closing of a private placement resulting in gross proceeds of $115,000;

(ii) a promissory note in the principal amount of $10,000 to a note-holder and warrants to purchase 10,000 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan;

(iii) 1,500,000 shares of common stock to an investor upon the conversion of a convertible promissory note, resulting in the cancellation of principal and interest then outstanding and due of $1,068,184;

(iv) 1,000,000 shares of common stock to an investor upon the exercise of warrants at an exercise price of $0 per share; and

(v) warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation valued at $15,416.

In January 2007, subsequent to the three months ended December 31, 2006, we issued:

(i) promissory notes in the aggregate principal amount of $590,000 to three note-holders and warrants to purchase 270,000 shares of common stock at an exercise price of $1.00 per share to the note-holders as consideration for making the loan; and

(ii) warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $15,416.

In February 1-15, 2007, subsequent to the three months ended December 31, 2006, we issued a promissory note in the principal amount of $235,000 to a note-holder and warrants to purchase 58,750 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan.

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

ITEM 6. Exhibits

2.1	Exchange Agreement and Mutual Release dated December 30, 2006 by and between the Company and Resilent LLC*
4.1	Changes in Terms Agreement dated January 18, 2007, to Promissory Note dated August 12, 2005, by Gabriel Technologies, LLC in favor of Nebraska State Bank of Omaha*
10.1	Employment Agreement dated July 1, 2006, by and between the Company and Allan D. Angus*(1)
10.2	Assignment of Intellectual Property dated July 1, 2006, by and between the Company and Allan D. Angus*
10.3
Promissory Note dated October 9, 2006, by the Company in favor of Michael and Helen Durkalewycz (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-KSB filed with the Commission on December 20, 2006)

10.4
Amended and Restated Installment Note dated October 31, 2006, by the Company in favor of Nicholas A. Fegen (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-KSB filed with the Commission on December 20, 2006)

10.5
Promissory Note dated November 30, 2006, by the Company in favor of Broidy Capital Management (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-KSB filed with the Commission on December 20, 2006)

10.6	Senior Promissory Note dated December 22, 2006, by the Company in favor of Broidy Capital Management*
10.7	Settlement Agreement dated as of December 30, 2006, by and between Elliott Broidy, Broidy Capital Management, and the Company*
10.8	Separation Agreement and General Release dated January 10, 2007, between Keith R. Feilmeier and the Company*(1)
10.9	Consulting Agreement dated January 10, 2007, between the Company, Gabriel Technologies, LLC and Keith R. Feilmeier*
10.10	Promissory Note dated January 23, 2007, by the Company in favor of Wayzatta, LLC*
10.11	Promissory Note dated January 23, 2007, by the Company in favor of TLR Consulting, LLC*
10.12	Promissory Note dated January 23 2007, by the Company in favor of L. Mills Tuttle and Ann S. Tuttle, as co-trustees of the Ann S. Tuttle Revocable Trust*
10.13	Promissory Note dated February 1, 2007, by the Company in favor of DVQ LLC*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Section 1350 Certification*

___________________________
* Filed herewith.

(1) Signifies a management agreement or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 20, 2007	GABRIEL TECHNOLOGIES CORPORATION

BY:	/s/ Thomas Joseph O’Brien
Thomas Joseph O’Brien
Acting Chief Operating Officer
(principal executive officer, principal
financial officer and authorized signatory)