Form 10QSB/A
period 2006-12-31
GABRIEL TECHNOLOGIES CORP
filed 2007-03-20
CIK 1009833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (the “Report”) is being filed by Gabriel Technologies Corporation (the “Company”) to amend the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 2006 that was initially filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2007 (the “Original Report”).

This Report only amends (i) the Company’s previously issued condensed consolidated balance sheet at December 31, 2006, to correct a typographical error in the stockholder’s equity and (ii) the Company’s previously issued condensed consolidated statement of stockholders’ equity for the period ended December 31, 2006 to correct a typographical error in the balance of additional paid-in capital at December 31, 2006. The foregoing amendments have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-QSB/A as Exhibits 31.1 and 32.1.

FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$(651)	$155,423
Accounts receivable, net	85,488	268,123
Inventory	1,371,475	1,437,634
Note receivable from related party	28,456	14,576
Prepaid expenses and deposits	106,380	95,990
Total Current Assets	1,591,148	1,971,746

OTHER ASSETS
Equipment, net	520,002	1,164,692
Patents, net	74,585	111,610
Licenses, net	9,406,002	9,439,598
Goodwill	1,517,792	2,411,118
Proprietary technology	2,314,210	4,037,192
Investments	3,338,715	-
Other assets	9,041	68,313
Total Other Assets	17,180,347	17,232,523

TOTAL ASSETS	$18,771,495	$19,204,269

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	June 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,657,360	$1,909,625
Accrued expenses	288,842	226,336
Line of credit	587,069	851,929
Notes payable to related party	88,054	-
Notes payable	1,245,000	2,088,082
Discount on notes payable	(13,360)	(495,783)
Derivative liability	-	1,234,350
Other liabilities	311,950	249,450
Current portion of long-term notes and leases	37,563	113,720
Total Current Liabilities	4,202,478	6,177,709

LONG-TERM LIABILITIES
Note payable to bank, net of current portion	-	189,651
Capital lease obligations, net of current portion	54,176	268,493
Total Liabilities	4,256,654	6,635,853

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 37,099,188 and 36,397,321 shares issued and outstanding, respectively	37,099	36,397
Additional paid-in capital	38,897,811	34,384,005
Subscriptions receivable	(1,470,000)	(2,470,000)
Accumulated deficit	(22,950,069)	(19,381,986)
TOTAL STOCKHOLDERS’ EQUITY	14,514,841	12,568,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,771,495	$19,204,269

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance at September 30, 2006	37,332,521	$37,333	$35,798,622	$(1,470,000)	$(21,845,196)	$12,520.759

Common stock issued for equity financing at $0.65 to $0.77 per share with attached warrants	266,667	266	159,733	—	—	159,999

Common stock issued for conversion of note payable at $0.50 per share	1,500,000	1,500	748,500	—	—	750,000

Warrants exercised at $0.47 per share in exchange for derivative	1,000,000	1,000	469,000	—	—	470,000

Common stock canceled in exchange for sale of equity investment at $0.47 per share	(3,000,000)	(3,000)	(1,407,000)	—	—	(1,410,000)

Fair value of stock options issued for services	—	—	175,125	—	—	175,125

Fair value of warrants issued with equity financing	—	—	40,000	—	—	40,000

Fair value of warrants issued with debt financing	—	—	168,000	—	—	168,000

Fair value of warrants issued for services	—	—	40,831	—	—	40,831

Fair value of options canceled in equity exchange	—	—	(295,000)	—	—	(295,000)

Effects of reducing equity investment and non-consolidation	—	—	3,000,000	—	660,335	3,660,335

Net loss for the period ended December 31, 2006					(1,765,208)	(1,765,208)

Balance at December 31, 2006	37,099,188	$37,099	$38,897,811	$(1,470,000)	$(22,950,069)	$14,514,841

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

The derivative liability associated with the note is as follows:

	January 6, 2006	Change in value recorded as loss	June 30, 2006	Change in value recorded as income	Conversion of Warrants on December 30, 2006	December 31, 2006
Conversion derivative	$240,600	$266,850	$507,450	$(507,450)	—	$—
Warrant derivative	356,700	370,200	726,900	(256,900)	(470,000)	—
	$597,300	$637,050	$1,234,350	$(764,350)	(470,000)	$—

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-QSB/A, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

ITEM 6. Exhibits

2.1
Exchange Agreement and Mutual Release dated December 30, 2006 by and between the Company and Resilent LLC~~*~~ (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-QSB for the quarterly period ended December 31, 2006, filed with the Commission on February 20, 2007 (the “December 2006 10-QSB”))

4.1
Changes in Terms Agreement dated January 18, 2007, to Promissory Note dated August 12, 2005, by Gabriel Technologies, LLC in favor of Nebraska State Bank of Omaha (incorporated by reference to Exhibit 4.1 of the Company’s December 2006 10-QSB)

10.1	Employment Agreement dated July 1, 2006, by and between the Company and Allan D. Angus (1) (incorporated by reference to Exhibit 10.1 of the Company’s December 2006 10-QSB)
10.2	Assignment of Intellectual Property dated July 1, 2006, by and between the Company and Allan D. Angus (incorporated by reference to Exhibit 10.2 of the Company’s December 2006 10-QSB)
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

10.6	Senior Promissory Note dated December 22, 2006, by the Company in favor of Broidy Capital Management (incorporated by reference to Exhibit 10.6 of the Company’s December 2006 10-QSB)
10.7
Settlement Agreement dated as of December 30, 2006, by and between Elliott Broidy, Broidy Capital Management, and the Company (incorporated by reference to Exhibit 10.7 of the Company’s December 2006 10-QSB)

10.8	Separation Agreement and General Release dated January 10, 2007, between Keith R. Feilmeier and the Company (1) (incorporated by reference to Exhibit 10.8 of the Company’s December 2006 10-QSB)
10.9	Consulting Agreement dated January 10, 2007, between the Company, Gabriel Technologies, LLC and Keith R. Feilmeier (incorporated by reference to Exhibit 10.9 of the Company’s December 2006 10-QSB)
10.10	Promissory Note dated January 23, 2007, by the Company in favor of Wayzatta, LLC (incorporated by reference to Exhibit 10.10 of the Company’s December 2006 10-QSB)
10.11	Promissory Note dated January 23, 2007, by the Company in favor of TLR Consulting, LLC (incorporated by reference to Exhibit 10.11 of the Company’s December 2006 10-QSB)
10.12
Promissory Note dated January 23 2007, by the Company in favor of L. Mills Tuttle and Ann S. Tuttle, as co-trustees of the Ann S. Tuttle Revocable Trust (incorporated by reference to Exhibit 10.12 of the Company’s December 2006 10-QSB)

10.13	Promissory Note dated February 1, 2007, by the Company in favor of DVQ LLC (incorporated by reference to Exhibit 10.13 of the Company’s December 2006 10-QSB)
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Section 1350 Certification*
___________________________
* Filed herewith.

(1) Signifies a management agreement or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 16, 2007	GABRIEL TECHNOLOGIES CORPORATION

BY:	/s/ Thomas Joseph O’Brien
Thomas Joseph O’Brien
Acting Chief Operating Officer
(principal executive officer, principal
financial officer and authorized signatory)