Form 10QSB
period 2007-03-31
GABRIEL TECHNOLOGIES CORP
filed 2007-06-15
CIK 1009833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of June 8, 2007, was 38,507,521.1

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

_____________
1  Excludes 3,000,000 shares of the issuer’s common stock issued in the name of the issuer and held by an investor as security for the issuer’s obligations to the investor.

FORM 10-QSB

GABRIEL TECHNOLOGIES CORPORATION

MARCH 31, 2007

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
at March 31, 2007	1-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Nine and Three Months Ended March 31, 2007 and 2006	3-4

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended March 31, 2007	5-7

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended March 31, 2007 and 2006	8-10

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	11-42

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	43

ITEM 3. CONTROLS AND PROCEDURES	53

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	53

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

ITEM 6. EXHIBITS	55

SIGNATURES	56

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,683	$155,423
Accounts receivable, net	21,051	268,123
Inventory	1,296,251	1,437,634
Other	31,629	14,576
Prepaid expenses and deposits	71,325	95,990
Total Current Assets	1,430,939	1,971,746

OTHER ASSETS
Equipment, net	485,120	1,164,692
Patents, net	73,311	111,610
Licenses, net	9,401,002	9,439,598
Goodwill	1,517,792	2,411,118
Proprietary technology	2,312,160	4,037,192
Investments	3,338,715	-
Other assets	9,390	68,313
Total Other Assets	17,137,490	17,232,523

TOTAL ASSETS	$18,568,429	$19,204,269

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	June 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,522,924	$1,909,625
Accrued expenses	160,605	226,336
Line of credit	469,085	851,929
Notes payable to related party	-	-
Notes payable	1,735,000	2,088,082
Discount on notes payable	-	(495,783)
Derivative liability	-	1,234,350
Other liabilities	311,950	249,450
Current portion of long-term notes and leases	29,580	113,720
Total Current Liabilities	4,229,144	6,177,709

LONG-TERM LIABILITIES
Note payable to bank, net of current portion	—	189,651
Notes payable	1,370,000	—
Discount on notes payable	(642,500)	—
Capital lease obligations, net of current portion	47,613	268,493
	775,113	458,144
Total Liabilities	5,004,257	6,635,853

COMMITMENTS AND CONTINGENCIES	-	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 37,099,188 and 36,397,321 shares issued and outstanding, respectively	37,349	36,397
Additional paid-in capital	38,997,561	34,384,005
Subscriptions receivable	(1,470,000)	(2,470,000)
Accumulated deficit	(24,000,738)	(19,381,986)
TOTAL STOCKHOLDERS’ EQUITY	13,564,172	12,568,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,568,429	$19,204,269

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006

REVENUES	$785,760	$889,803

COST OF GOODS SOLD	447,990	546,747

GROSS PROFIT	337,770	343,056

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	3,472,852	4,334,790
Professional fees	896,057	448,418
Total Expenses	4,368,909	4,783,208

LOSS FROM OPERATIONS	(4,031,139)	(4,440,152)

OTHER INCOME (EXPENSE)
Interest income	91,187	83,348
Financing expense	(495,364)	(740,144)
Loss on conversion of note payable	(675,439)	—
Gain (loss) from change in derivative liability	764,350	(772,450)
Interest expense	(759,193)	(141,638)
Loss on sale of equipment	(1,128)	—
Loss on equity investment	(556,830)	—
Gain on sale of equity investment	384,469	—
Other	—	5,642
Total Other Income (Expense)	(1,247,948)	(1,565,242)

LOSS BEFORE TAXES	(5,279,087)	(6,005,394)

INCOME TAXES	—	—

NET LOSS	$(5,279,087)	$(6,005,394)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	37,314,301	16,013,883

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

REVENUES	$88,062	$293,980

COST OF GOODS SOLD	53,160	157,937

GROSS PROFIT (LOSS)	34,901	136,043

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	794,438	1,582,346
Professional fees	158,703	158,103
Total Expenses	953,141	1,740,449

LOSS FROM OPERATIONS	(918,240)	(1,604,406)

OTHER INCOME (EXPENSE)
Interest income	19,373	20,787
Financing expense	(57,851)	(737,078)
Loss on conversion of note payable	—	—
Gain (loss) from change in derivative liability	—	(772,450)
Interest expense	(93,452)	(124,536)
Loss on sale of equipment	(499)	—
Loss on equity investment	—	—
Gain on sale of equity investment	—	—
Other	—	5,642
Total Other Income (Expense)	(132,429)	(1,607,635)

LOSS BEFORE TAXES	(1,050,669)	(3,212,041)

INCOME TAXES	—	—

NET LOSS	$(1,050,669)	$(3,212,041)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	37,781,688	31,508,054

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2006	36,397,321	$36,397	$34,384,005	$(2,470,000)	$(19,381,986)	$12,568,416

Payment of subscription receivable	—	—	—	1,000,000	—	1,000,000

Common stock issued for conversion of note payable at $1.00 per share with attached warrants	286,000	286	425,854	—	—	426,140

Fair value of warrants issued for inventory	—	—	95,020	—	—	95,020

Fair value of warrants issued for services	—	—	51,665	—	—	51,665

Common stock issued for services at $0.73 per share	100,000	100	72,900	—	—	73,000

Common stock issued for conversion of note payable at $0.70 per share with attached warrants	207,200	208	171,833	—	—	172,041

Common stock issued for equity financing at $0.75 per share with attached warrants	67,000	67	66,933	—	—	67,000

Common stock issued for equity financing at $0.74 per share with attached warrants	225,000	225	224,775	—	—	225,000

Common stock issued for equity financing at $0.77 per share with attached warrants	50,000	50	49,950	—	—	50,000

Fair value of warrants issued with debt financing	—	—	31,000	—	—	31,000

Fair value of stock options issued for services	—	—	181,687	—	—	181,687

Fair value of warrants issued with debt financing	—	—	43,000	—	—	43,000

Net loss for the year ended September 30, 2006	—	—	—	—	(2,463,210)	(2,463,210)

Balance at September 30, 2006	37,332,521	$37,333	$35,798,622	$(1,470,000)	$(21,845,196)	$12,520,759

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance at September 30, 2006	37,332,521	$37,333	$35,798,622	$(1,470,000)	$(21,845,196)	$12,520,759

Common stock issued for equity financing at $0.65 to $0.77 per share with attached warrants	266,667	266	159,733	—	—	159,999

Common stock issued for conversion of note payable at $0.50 per share with attached warrants	1,500,000	1,500	748,500	—	—	750,000

Warrants exercised at $0.47 per share in exchange for derivative	1,000,000	1,000	469,000	—	—	470,000

Common stock cancelled in exchange for sale of equity investment at $0.47 per share	(3,000,000)	(3,000)	(1,407,000)	—	—	(1,410,000)

Fair value of stock options issued for services	—	—	175,125	—	—	175,125

Fair value of warrants issued with equity financing	—	—	40,000	—	—	40,000

Fair value of warrants issued with debt financing	—	—	168,000	—	—	168,000

Fair value of warrants issued for services	—	—	40,831	—	—	40,831,

Fair value of stock options cancelled in equity exchange	—	—	(295,000)	—	—	(295,000)

Effect of reducing equity investment and non-consolidation	—	—	3,000,000	—	660,335	3,660,335

Net loss for the quarter ended December 31, 2006	—	—	—	—	(1,765,208)	(1,765,208)

Balance at December 31, 2006	37,099,188	$37,099	$38,897,811	$(1,470,000)	$(22,950,069)	$14,514,841

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2006	37,099,188	$37,099	$38,897,811	$(1,470,000)	$(22,950,069)	$14,514,841

Common stock issued for equity financing at $1.00 per share with attached warrants	250,000	250	79,450	—	—	79,700

Fair value of warrants issued with equity financing	—	—	20,300	—	—	20,300

Net loss for the quarter ended March 31, 2007	—	—	—	—	(1,050,669)	(1,050,669)

Balance at March 31, 2007	37,349,188	$37,349	$38,997,561	$(1,470,000)	$(24,000,738)	$13,564,172

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,279,087)	$(6,005,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization/Depreciation expense	123,116	111,233
Loss on conversion of notes payable	675,439	—
Loss on disposal of equipment	1,129	—
Loss on derivatives	—	772,450
Common stock issued for services	73,000	1,200,000
Gain on sale of equity investment	(384,469)	—
Options issued for services	456,812	—
Warrants issued for services	337,496	41,666
Gain on derivatives	(764,350)	—
Bad debt expense	65,777	100,000
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid expenses	23,062	(64,655)
Other assets	21,104	(8,574)
Accounts receivable	238,849	97,202
Accrued interest receivable	—	(82,612)
Inventory	(53,574)	(263,339)
Increase (decrease) in:
Accounts payable	905,518	667,783
Accrued expenses	82,090	7,825
Other liabilities	62,500	—
Net cash used by operating activities	(3,415,588)	(3,426,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(67,306)	(125,470)
Patent costs	(1,983)	(7,915)
Proprietary technology	(9,794)	(573,864)
Investment in subsidiary	(188,217)	—
Net cash used by investing activities	(267,300)	(1,050,999)

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on line of credit	(382,844)	555,369
Proceeds from stock and equity transactions	1,718,499	2,455,000
Proceeds from notes payable	2,534,300	—
Payment of capital lease obligations	(29,363)	—
Payment of notes payable	(295,124)	(204,954)
Proceeds (payments) on related party note payable, net	(7,320)	1,939,345
Net cash provided by financing activities	3,538,148	4,744,760

Net increase/(decrease) in cash and cash equivalents	(144,740)	267,346

Cash and cash equivalents beginning of period	155,423	96,257

Cash and cash equivalents end of period	$10,683	$363,603

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$76,553	$48,370

See condensed notes to interim consolidated financial statements.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended March 31,
	2007	2006
NON-CASH INVESTING AND FINANCING TRANSACTION
Notes payable for equipment	$—	$122,602
Notes payable issued in acquisition	$—	$2,000,000
Common stock issued for services	$73,000	$1,200,000
Common stock issued in acquisition	$—	$7,593,750
Warrants issued for notes payable	$76,500	$—
Options and warrants issued for services	$889,328	$—
Common stock and warrants issued for debt conversion	$1,818,181	$—

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have not been reviewed by the Company’s independent registered public accountants as required by Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the SEC. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

Advertising Expenses

Advertising expenditures consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses for the nine months ended March 31, 2007 and 2006 were $5,991 and $23,882, respectively.

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amount that will not be collected. On a periodic basis, the Company reviews its accounts receivable balances and considers the need for an allowance for doubtful accounts based on the Company’s past and expected collections and current credit conditions. Accounts receivable consists of the following items at March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
Accounts receivable	$79,193	$328,123
Allowance for uncollectible accounts	(58,142)	(60,000)
	$21,051	$268,123

At March 31, 2007, 100% of the Company’s accounts receivable balance serves as collateral for Gabriel LLC’s line of credit with Nebraska State Bank. See Note 7.

The Company’s bad debt expense related to its accounts receivable for the nine months ended March 31, 2007 and 2006 was each $0.

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2007, the estimated fair value of the Company’s derivative liability was $0. On December 30, 2006, the note payable obligation was converted to shares of the Company’s common stock resulting in the elimination of the related derivative liability. See also Note 7.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings/loss per share. Basic earnings/loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings/loss per share. Although there were common stock equivalents outstanding at March 31, 2007, they were not included in the calculation of loss per share because they would have been considered anti-dilutive.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Economic Dependencies

The Company purchases its products from five major suppliers which provided approximately 85% of its total purchases for the nine months ended March 31, 2007.

The Company had ten major customers for the nine months ended March 31, 2007, which comprise approximately 75% of its sales.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value for the nine months ended March 31, 2007 and 2006.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $2,800,000 and an accumulated deficit incurred through March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accountant’s report accompanying the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2006, includes an explanatory paragraph relating to the uncertainty about the Company’s ability to continue as a going concern. This qualification may make it more difficult for the Company to raise additional capital when needed. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

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

An estimated $5,000,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management’s plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained.

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

Warranty Reserve

Gabriel LLC offers a one year limited warranty from the date of shipment to cover defects in materials or workmanship of its products. $9,789 has been reserved for warranty related expenses for each of the nine months ended March 31, 2007 and 2006. For the nine months ended March 31, 2007 and 2006, warranty expense was each $0.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INVENTORY

The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. In the nine months ended March 31, 2007, the Company has not incurred losses from write-downs to market.

Inventories at March 31, 2007 and June 30, 2006 consist of the following:

	March 31,	June 30,
	2007	2006
Materials	$612,806	$822,320
Finished goods	683,445	615,314
	$1,296,251	$1,437,634

At March 31, 2007, 100% of the Company’s inventory balance serves as collateral for bank note payable borrowing. See Note 7.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at March 31, 2007, and June 30, 2006.

	March 31,	June 30,
	2007	2006
Notes receivable	$668,600	$668,600
Accrued interest receivable	191,112	132,140
Allowance for uncollectible notes	(859,712)	(800,740)
	$—	$—

At March 31, 2007, the Company had notes receivable of approximately $668,600 for funds advanced to various parties, which were due at various dates during the quarter ending March 31, 2007. These notes bear interest between 8% and 12% and interest in the amount of $191,112 has been accrued through March 31, 2007. See Notes 13 and 14.

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against various defendants associated with two outstanding notes receivable in the principal amounts of $200,000 and $331,100. At March 31, 2007, the Company increased its allowance for uncollectible notes receivable to $859,712.

The Company has recognized $58,972 and $100,000 as a component of its bad debt expense for the nine months ended March 31, 2007 and 2006, respectively, for uncollectible notes receivable.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost or at the present value of future minimum lease payments for capitalized lease obligations. Depreciation is calculated using the straight-line method over a period of three to seven years. The following is a summary of property, equipment and accumulated depreciation at March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
Equipment	$435,830	$639,464
Furniture and fixtures	45,401	141,148
Tools and dies	145,550	212,450
Leasehold improvements	—	234,393
Proprietary technology	112,206	146,607
	738,987	1,374,062
Accumulated depreciation	(253,867)	(209,370)
	$485,120	$1,164,692

Depreciation expense for the nine months ended March 31, 2007 and 2006, was $92,510 and $82,322, respectively.

Capital leases

The Company has entered into a lease agreement in December 2005 for furniture and equipment This lease is considered a capital lease and is amortized over the estimated life of the assets. The term of the lease is for 36 months with a monthly payment of $2,298 including sales tax. Total payments including any bargain buyout are $82,717.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease which will be September 2009. Total payments including the bargain buyout are $65,660.

The following summarizes the Company’s leased property under capital leases included in major asset classes:

	March 31,	June 30,
	2007	2006
Equipment	$102,283	$277,966
Furniture and fixtures	14,104	93,245
Leasehold improvements	—	234,393
	116,387	605,604
Accumulated depreciation	(32,730)	(52,385)
	$83,657	$553,219

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

Pursuant to SFAS No. 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. If an intangible asset is determined to have an indefinite useful life, it will not be amortized until its useful life is determined to be no longer indefinite. The Company will evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset will be tested for impairment and amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. At March 31, 2007, the Company determined that the life of the SnapTrack license remains indefinite and has not recognized any amortization expense or impairment.

Impairment testing of goodwill under SFAS No. 142 involves a two-phase testing process. The first phase compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill and/or intangible asset is not considered impaired and no additional analysis is required. The second phase of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Pursuant to the first phase of the testing process, the fair value of each reporting unit was determined to be in excess of its respective book value. As such, at March 31, 2007, the Company determined that there is no impairment in the recorded value of goodwill, and no further analysis or phase two testing was necessary.

Goodwill

Gabriel LLC entered into an asset acquisition with Gabriel Technologies, Inc. in April 2003. In allocating the purchase price, Gabriel LLC assigned $1,517,792 to goodwill. See Note 9. In January 2006, the Company purchased a majority interest in Resilent and recorded $893,326 of goodwill on its consolidated balance sheet. However, on December 30, 2006, the Company entered into a mutual exchange and release with Resilent which decreased its ownership in Resilent to approximately 44%. As such, at March 31, 2007, the Company recorded its minority interest in Resilent under the equity method and thus, recorded no goodwill related to its Resilent investment. Goodwill is reviewed annually by management for possible impairment or other adjustments in accordance with Statement of Financial Accounting Standards No. 142.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Patents and Trademarks

Costs relating to the purchase of patents and trademarks are capitalized and amortized using the straight-line method over 17 years, representing the estimated life of the assets.

The following is a summary of the patents and trademarks at March 31, 2007, and June 30, 2006:

	March 31,	June 30,
	2007	2006
Patents and Trademarks	$86,609	$122,898
Accumulated amortization	(13,298)	(11,288)
	$73,311	$111,610

For the nine months ended March 31, 2007 and 2006, the Company incurred amortization expense related to its patents and trademarks of $3,817 and $5,424, respectively.

Licenses

The Company has paid $200,000 for an exclusive license to use Assisted Global Positioning (A-GPS) in the transportation business sector (hereinafter, the “Tracking license”). Under an agreement with Locate Networks, Inc. (“Locate”), the Company will use this technology in its product. This agreement is in force for 10 years. The Tracking license has been allocated to Trace. Trace will also be paid royalties for each device it sells. The license fee of $200,000 will be amortized over 10 years. For the nine months ended March 31, 2007 and 2006, no royalties were paid or accrued.

With the acquisition of Trace, the Company recorded $9,393,358 in intangible assets related to the SnapTrack license. See Note 9. The SnapTrack license has a perpetual life and is subject to annual impairment testing. On January 16, 2006, the Company entered into an amended and restated license agreement with SnapTrack. The new agreement resulted in $342,108 reduction in deferred payments included in the original agreement. As such, the value of the SnapTrack license was adjusted to $9,051,250. At March 31, 2007, pursuant to testing in accordance with SFAS No. 142, the Company’s licenses were determined not to have been impaired.

The SnapTrack license agreement for A-GPS requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace has expensed $75,000 and $75,000, respectively, for the nine months ended March 31, 2007 and 2006. As of June 30, 2006, $103,000 was owed under the license agreement. On July 7, 2006, the balance of $103,000 was paid.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS (CONTINUED)

Licenses (Continued)

	March 31,	June 30,
	2007	2006
Tracking license	$200,000	$200,000
Micro RX license	—	25,000
SnapTrack license	9,051,250	9,051,250
Airtime agreements	150,000	150,000
Manufacturing engineering agreement	50,000	50,000
Other	—	2,798
Accumulated amortization	(50,248)	(39,450)
	$9,401,002	$9,439,598

Proprietary Technology

SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed as a separate product or as part of a product or process,” applies to computer software developed internally and to purchased software. The statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technology feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No amortization expense has been recorded at March 31, 2007. The Company intends to commence amortization when the internally-developed software is placed into service.

SOP 98-1 addresses “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, where SFAS 86 addresses the costs of software intended to be sold. SOP 98-1 requires companies to capitalize and amortized the costs associated with developing or obtaining software for internal use. For computer software intended for internal use, AcSEC specifies that there are three stages to software development and use:

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

	March 31,	June 30,
	2007	2006
Website	$45,074	$45,074
Location services software	2,283,119	2,273,325
Factor 4® Biocard	—	1,728,676
Accumulated amortization	(16,033)	(9,883)
	$2,312,160	$4,037,192

In January 2006, the Company purchased a majority interest in Resilent and recorded an intangible asset on its consolidated balance sheet of $1,728,676 related to the development of the Factor 4® Biocard. However, on December 30, 2006, the Company entered into a mutual exchange and release with Resilent which decreased its ownership in Resilent to approximately 44%. As such, at March 31, 2007, the Company recorded its minority interest in Resilent under the equity method and thus, did not include Resilent’s assets and liabilities in its consolidated financial statements at March 31, 2007. See Note 9.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE

The following summarizes the Company’s debt obligations at March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006

Line of credit payable, interest at prime plus 2%, collateralized by all Company assets	$469,085	$851,929

Notes payable (for terms see detail below)	1,240,000	677,500

Convertible note payable to related party with attached warrants, interest rate at 9%, due January 6, 2007, converted December 30, 2006	—	1,000,000

Notes payable to related party, interest rate at 9%, due April 14, 2006, converted December 30, 2006	—	200,000

Note payable to related party, interest rate at 9%, due August 31, 2006 (see Notes 13 and 14)	—	210,582

Notes payable to related party, interest rate at 8%, due December 20, 2007	315,000

Notes payable to related party, interest rate at 7%, due December 4, 2006 (see Notes 13 and 14), delinquent	80,000	—

Notes payable to related party, interest rate at 7%, due January 31, 2007 (see Notes 13 and 14), delinquent	100,000	—
	1,735,000	2,088,082

Derivative on note payable	—	1,234,350

Discount on notes payable	—	(495,783)
	$1,735,000	$3,678,578

Long-Term Notes Payable and Capitalized Leases
Note payable to bank, interest at prime plus 1.5%, maturing
August 31, 2010, collateralized by assets of Resilent LLC	$—	$234,554

Notes payable	1,370,000	—

Discount on notes payable	(642,500)	—

Capital lease liability (see Note 12)	77,193	337,310
	804,693	571,864
Less current portion	(29,580)	(113,720)
	$775,113	$458,144

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Line of Credit

On August 12, 2005, the Company entered into a financial arrangement with a commercial bank for a revolving line of credit. The maximum credit facility under this arrangement is $1,500,000. On June 3, 2007, the bank extended the maturity date for the revolving line of credit until July 3, 2007. At March 31, 2007, $469,085 of the credit facility has been utilized.

Notes Payable

At March 31, 2007, the Company had a total of $1,240,000 in notes payable to third parties. The interest rates and note obligations on these notes vary from 8% per annum to 15% of the principal amount of the note. As a part of several of these financing transactions, the Company also issued warrants to purchase shares of its common stock at an exercise price varying from $0.50 to $1.00.

	Notes		Warrants
Note Date	Amount	Due Date	Number	Exercise Price	Expiration Date
May 5, 2006 (1)	$75,000	September 4, 2006	75,000	$1.00	December 30, 2009
July 13, 2006 (3)	435,000	October 31, 2006	—	—	—
August 24, 2006 (2)	250,000	October 24, 2006	100,000	1.00	December 30, 2009
October 9, 2006 (1)	130,000	October 19, 2006	130,000	1.00	December 30, 2009
October 30, 2006 (2)	100,000	April 30, 2007	100,000	1.00	December 30, 2009
October 30, 2006 (1)	15,000	April 30, 2007	15,000	1.00	December 30, 2009
November 4, 2006 (1)	50,000	January 4, 2007	50,000	1.00	December 30, 2009
December 1, 2006 (1)	10,000	April 30, 2007	10,000	1.00	December 30, 2009
January 23, 2007 (4)	175,000	December 20, 2007	87,500	0.50
	$1,240,000

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
(4) Interest rate 8%, note discounted for value of attached warrants.

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

The debt discount is being accreted using the effective interest method over the term of the note. For the nine months ended March 31, 2007, the Company accreted $246,725 of debt discount related to the notes.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Notes Payable (Continued)

The following table summarizes fair value of the warrants at the date of issuance, related accretion during the period, and remaining unamortized discount for the nine months ended March 31, 2007.

Warrant Issue Date	Number	Discount at issuance(1)	Accretion	Discount at March 31, 2007
May 5, 2006	75,000	$50,250	$50,250	$—
July 13, 2006	—	90,000	90,000	—
August 24, 2006	100,000	31,000	31,000	—
October 9, 2006	130,000	20,850	20,850	—
October 30, 2006	100,000	15,000	4,749	—
October 30, 2006	15,000	2,250	714	—
November 4, 2006	50,000	6,000	5,568	—
December 1, 1006	10,000	1,400	259	—
				$—

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

In connection with the Broidy Note, the Company issued a warrant (the “Broidy Warrant”) to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to reduction based on certain earnings metrics set forth in a letter agreement between Broidy and the Company.  Unless terminated earlier or extended under a most favored nations clause, the expiration date of the Broidy Warrant is November 30, 2009. On December 30, 2006, Broidy exercised and converted the warrant into 1,000,000 shares of the Company’s common stock. Pursuant to the Broidy Note, the exercise price was reduced to $0.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” the fair value of the conversion warrants issued under the Broidy Transaction have been reported as a liability. On the effective date, the conversion feature had a value of $240,600 and the warrants had a value of $356,700 which was determined using the Black-Scholes valuation method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of two years; estimated volatility of 65%; a risk free interest rate of 4%; no dividend payments. On the funding date of the Broidy Note, the Broidy Note had a net value of $377,800 or the difference between the proceeds and the value of the warrants and conversion features. The conversion features and warrants are considered derivative financial instruments and will be marked to fair value on a quarterly basis. Any changes in the fair value of the conversion features and warrants will be recorded through the consolidated statement of operations as other income (expense). For the nine months ended March 31, 2007, the Company recognized a non-cash gain of approximately $764,350.

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

The derivative liability associated with the note is as follows:

	January 6, 2006	Change in value recorded as loss	June 30, 2006	Change in value recorded as income	Conversion of Warrants on December 30, 2006	March 31, 2007
Conversion derivative	$240,600	$266,850	$507,450	$(507,450)	—	$—
Warrant derivative	356,700	370,200	726,900	(256,900)	(470,000)	—
	$597,300	$637,050	$1,234,350	$(764,350)	(470,000)	$—

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

As part of the Settlement Agreement, the Company agreed among other things to the following: (i) grant a three year option to Broidy to purchase 25% of the Class A membership units of Resilent owned by the Company for a purchase price of $600,000, (ii) assign to Broidy 2,333 Class C membership units of Resilent owned by the Company, and (iii) file a registration statement with the SEC on or before March 31, 2007, with respect to certain securities of the Company. As of the date of this Report, the Company has not filed a registration statement with respect to its securities with the SEC.

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
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE AND CREDIT LINE (CONTINUED)

Long-Term Notes Payable and Capitalized Leases

On September 19, 2005, Resilent secured financing for leasehold improvements and working capital in the amount of $255,000. The loan is backed by the United States Small Business Administration, bears interest at prime plus 1.5% and has a maturity date of August 31, 2010. The loan is secured by the assets of Resilent and Dataflo Corporation. Additionally, personal guarantees were executed by Steven E. Campisi, DataFlo Corporation, and Campisi, L.L.C. On December 30, 2006, the Company entered into a mutual exchange and release with Resilent which decreased its ownership in Resilent to approximately 44%. As such, at March 31, 2007, the Company recorded its minority interest in Resilent under the equity method and thus, did not include Reilsent’s assets and liabilities in its consolidated financial statements at March 31, 2007. See Note 9.

NOTE 8 - OTHER LIABILITIES

The following summarizes the Company’s other liabilities at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
License fees liability	$50,000	$50,000
Location service fees liability	100,000	100,000
Financing fees liability	161,950	99,450
	$311,950	$249,450

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

The Company entered into an agreement with Pali Capital, a related party, for financing services. Under the agreement, the Company issued 70,000 shares of the common stock and executed a note for $187,000 due October 31, 2005 with interest at 11%. The note was paid in full in April 2006. As of March 31, 2007, the Company has incurred additional fees of $161,950 under the agreement. As of March 31, 2007, the remaining outstanding balance under the agreement was $161,950.

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

Trace Technologies, LLC (Continued)

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

During the nine months ended March 31, 2007, the Company issued 266,667 shares as part of a private placement. The shares were issued at $0.65 and $0.77 per share and included warrants to purchase 241,667 shares of the Company’s common stock at an exercise price of $1.00 per share and such warrants expire on December 30, 2009. Total proceeds amounted to $200,000.

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

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMON STOCK AND WARRANTS (CONTINUED)

Warrants

The following is a summary of stock warrant activity for the nine months ended March 31, 2007:

	Common Shares Under Warrants	Exercise Price Per Share	Weighted Average Fair Value Per Share At Grant Date	Expiration Date

Outstanding at December 31, 2006	9,810,434	$1.00-$2.09	$0.43	7/08-1/11

Warrants issued for equity financing	250,000	1.00	0.46	12/09

Warrants issued for fees and services	20,833	1.00	0.46	12/09

Warrants issued for debt guarantee	250,000	0.50	0.22	12/09

Warrants issued for notes payable	328,750	0.50-1.00	0.40	12/09

Warrants cancelled	-	-	-	-

Warrants exercised	-	-	-	-

Outstanding at March 31, 2007	10,660,018

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

On December 30, 2006, the Company cancelled 500,000 options in an exchange and mutual release agreement entered into with Resilent, LLC.

The following tables provide information relating to the status of, and changes in stock options granted for the nine months ended March 31, 2007.

Employee Stock Options	Common Shares Under Options	Weighted Average Exercise Price
Options outstanding at December 31, 2006	4,047,000	$1.00
Granted	—	—
Canceled	(750,000)	1.00
Options outstanding at March 31, 2007	3,297,000	$1.00

Options outstanding and exercisable for the nine months ended March 31, 2007 were as follows:

Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	3,297,000	3.78	$1.00

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

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. At that time, Mr. Fegen executed a note receivable in favor of the Company for $625,000. This note is treated as a common stock subscriptions receivable, wherein equity is reduced until the note is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amount of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on the note receivable as of March 31, 2007, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 13.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - INCOME TAXES

The significant components of the Company’s deferred tax asset at March 31, 2007 and June 30, 2006 were as follows:

	March 31, 2007	June 30, 2006
Deferred tax asset	$7,621,990	$5,839,600
Less: deferred tax liability	(16,378)	(16,378)
Less: valuation allowance	(7,605,612)	(5,823,222)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the entire benefit of the deferred tax asset, a valuation allowance equivalent to the entire deferred tax asset was recorded at March 31, 2007 and June 30, 2006.

As of March 31, 2007, the Company has net operating loss carryforwards of approximately $19,000,000 which will begin to expire in the year 2023. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards for federal and state income tax purposes may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

NOTE 12 - COMMITMENTS

Lease Agreements

Operating Leases

The Company is leasing office and warehouse space in Omaha, Nebraska, under a lease term of 62 months that began February 2004 and will end in 2009. In April 2004, the lease agreement was amended to add additional warehouse space. The average monthly rental expense over the life of the amended lease is approximately $9,800.

The Company had also rented space in Texas for $475 per month until the end of January 2007 when the lease was terminated.

Trace Technologies, LLC had leased office space in Bellevue, Washington for $1,036 per month on a month-to-month basis until the end of January 2007 when the lease was terminated.

Total rent expense for the nine months ended March 31, 2007 and 2006 was $103,279 and $153,727, respectively.

Capital Leases

In December 2005, the Company has entered into a lease agreement for furniture and equipment. This lease is considered a capital lease and is amortized over the term of the lease. The term of the lease is for 36 months with a monthly payment of $2,298 including sales tax. The total payments including any bargain buyout are $82,717.

The Company also leases a vehicle with an estimated useful life of 48 months and a monthly payment of $983. This lease also has a bargain buyout at the end of the lease, which is September 2009. Total payments including the bargain buyout are $65,660.

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

Litigation

In November 2006, three lawsuits were filed against the Company two of which were by note-holders alleging that the Company was in default on loans totaling $250,000. On April 13, 2007, and May 2, 2007, the note-holders obtained a judgment against the Company for $149,027.70 and $150,383.90, respectively.

The third lawsuit was filed by a shareholder alleging that the Company’s former chief executive officer made misrepresentations relating to restrictions on transfer of securities issued to the shareholder. The Company is evaluating this lawsuit, which is expected to be defended by the Company and to not materially impact the Company.

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

Trace Technologies assumed a $150,000 liability for fees paid in advance to Locate Networks by USA Mobility as part of the purchase of substantially all of the assets of Locate, and an airtime agreement with USA mobility. The repayment of the advance service revenues has been deferred until Trace Technologies becomes operational. At March 31, 2007, the $100,000 owed under this agreement is classified as an “other liability” in the accompanying financial statements. See Note 8.

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

The SnapTrack license agreement, for Assisted Global Positioning (A-GPS), requires annual support and maintenance payments. The server software maintenance agreement annual license fee is equal to the greater of a percentage of Trace server royalty income or $100,000. Trace has expensed $25,000 and $25,000, respectively, for the nine months ended March 31, 2007 and 2006. As of June 30, 2006, $103,000 was owed under the license agreement. On July 7, 2006, the balance of $103,000 was paid.

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

On January 31, 2006, the Company executed a 12 month consulting agreement with Mr. Barry Nussbaum to provide general business consulting services to the president of the Company. In consideration for the services rendered to the Company, Nussbaum was issued warrants to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants have a five-year term and vest at 20,833 warrants per month over the term of the agreement. The consulting agreement expired on January 31, 2007.

On March 15, 2006, the Company executed a 12 month consulting agreement with the Jefferson Consulting Group (“Jefferson”) to provide marketing and business development services. In consideration for the services rendered to the Company, Jefferson is entitled to a fixed monthly retainer of $7,500 for the first three months, $10,000 for the next three months and $15,000 for the last six months of the consulting agreement. Jefferson is also entitled to a success fee for each government contract awarded to the Company upon the satisfaction of certain conditions. Such success fees range from 3% to 4% of the gross revenue received by the Company from each such government contract. After the initial 90 days of the consulting agreement, each of the Company and Jefferson has the ability to terminate the consulting agreement upon 30-days written notice of such termination. As such, the Company terminated the consulting agreement in October 2006. For the nine months ended March 31, 2007, the Company has not paid any of the fixed monthly retainers to Jefferson during the term of the consulting agreement as set forth in the consulting agreement. Jefferson had not earned any success fees during the term of the consulting agreement. As of March 31, 2007, the Company owed Jefferson $48,979 under the consulting agreement.

On March 22, 2006, the Company entered into a consulting agreement with Voyager Consulting LLC (“Voyager”). The Company retained the services of Voyager to assist the Company in the marketing and sale of its security products to a major retail chain. In exchange for these services, the Company agreed to pay a fee to Voyager in an amount equal to 5% of all the gross revenues received by the Company, directly or indirectly, from the sale of its security products to the retail chain stores. In addition to the fee, Voyager will be entitled to warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share at any time on or before the fourth anniversary of the consulting agreement if and when certain conditions are met. As of March 31, 2007, no fees have been earned by Voyager under this agreement.

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

On July 10, 2006, the District Court of Douglas County, Nebraska ordered a default judgment of $531,000 plus interest in favor of the Company against Pit Crew Express and others associated with the two outstanding notes receivable in the principal amounts of $200,000 and $331,000. The defendants reside in Texas. The Nebraska default judgment has been conformed to be enforceable in Texas as against any assets of the defendants. In the nine months ended March 31, 2007, potential collection efforts on the default judgment were conducted in Texas.

At March 31, 2007, the Pit Crew Express notes were fully reserved as uncollectible.

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
(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Keith R. Feilmeier - Shareholder, Chairman and Chief Executive Officer (Continued)

Separation Agreement and General Release and Consulting Agreement with Keith Feilmeier

On January 10, 2007, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Keith Feilmeier, the Company’s chief executive officer and chairman of its Board of Directors, pursuant to which Mr. Feilmeier resigned from his position as the Company’s chief executive officer and chairman of its Board of Directors but retained his position as a director of the Company.

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

On April 27, 2007, Mr. Feilmeier resigned as a director of the Company in order to devote himself more fully as a consultant to Gabriel LLC.

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

In December 2004, the Company issued 250,000 shares of its common stock to Mr. Fegen upon the exercise of outstanding warrants at an exercise price of $2.50 per share. The Company executed a note receivable with Mr. Fegen for $625,000. This note receivable was also treated as a common stock subscription receivable wherein equity is reduced until the note receivable is paid. The Company issued a new note receivable in the amount of $2,500,000 to reflect the principal amounts of the two previous notes receivable ($1,875,000 and $625,000). The maturity date of the note receivable was extended to December 1, 2006. The aggregate amount outstanding and due on this note receivable for the nine months ended March 31, 2007, is $1,470,000, and as of the date of this Report this amount remains outstanding. See Note 10.

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

Jerry Suess - Shareholder/Director

Mr. Jerry Suess has provided and personally guarantees credit cards used by the Company. For the nine months ended March 31, 2007, the Company has issued to him and/or one of his affiliates 250,000 shares of the Company’s common stock and warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50 per share as consideration for such personal guarantee. The Company did not provide any consideration to Mr. Suess and/or his affiliates for such guarantee for the nine months ended March 31, 2006.

Mr. Suess also is a principal in Nebraska Leasing. The Company leases a vehicle and office equipment from Nebraska Leasing. Lease payments to Nebraska Leasing totaled $27,761 and $34,312 for the nine months ended March 31, 2007 and 2006, respectively.

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

Pursuant to the letter agreement, Pali has been hired as a representative of the Company to raise money for the Company by introducing it to investors to purchase the Company’s securities. Pali is entitled to a fee of 9% of the gross proceeds from any equity or debt financing procured by Pali. In addition, Pali is entitled to warrants to purchase common shares equal to 9% of the total face amount of any equity financing with an exercise price equal to the price at which the investors acquire such shares and with such other terms including registration rights and duration as any warrants issued to investors. On January 22, 2007, the Company issued 450,000 shares of the Company’s common stock to GJ Capital as consideration of extending the payment date of the Company’s outstanding fees due to Pali pursuant to the letter agreement. Mr. Gohd is a partner in GJ Capital.

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

NOTE 14 - SUBSEQUENT EVENTS

April 2007

On April 24, 2007, the Company entered into promissory notes resulting in aggregate gross proceeds to the Company of $125,000. The notes are due and payable on the earlier of (i) receipt of proceeds resulting from the closing of a bridge financing of at least $750,000, (ii) receipt of future financings by the Company of either debt or equity in excess of $500,000, and (iii) 30 days from the date of the note, and bears interest at a 7% interest rate. As of the date of this Report, these notes have not been paid by the Company. The notes are secured by 1,500 units of Resilent LLC owned by the Company. In addition, the note-holders will receive .30% or .45%, respectively, of the receipt by the Company or any of its subsidiaries of a minimum of $10,000,000 in gross proceeds (in cash or the fair market value of non-cash consideration) from (i) a licensing, sale, transfer, settlement or other transaction with one or more third parties relating to intellectual property of the Company or its subsidiaries, or (ii) a merger, consolidation, share exchange or sale or all or substantially all of the stock or assets of the Company or any of its subsidiaries, such amount being due and payable within 10 business days of such occurrence. Further, warrants to purchase in the aggregate 200,000 shares of common stock at an exercise price of $0.50 per share were issued to the note-holders as consideration for making the loans. The warrants expire on December 30, 2009.

GABRIEL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

May 2007

On May 11, 14, and 17, 2007, the Company entered into promissory notes resulting in aggregate gross proceeds to the Company of $215,000. The notes do not bear interest. The principal of the notes plus an amount equal to 100% of the principal is payable by the Company within 10 business days after the first receipt by the Company or any of its subsidiaries of a minimum of $6,000,000 in net proceeds (in cash or the fair market value of non-cash consideration) from (i) a licensing, sale, transfer, settlement or other transaction with one or more third parties relating to intellectual property of the Company or its subsidiaries, or (ii) a merger, consolidation, share exchange or sale or all or substantially all of the stock or assets of the Company or any of its subsidiaries (an “IP Event”). However, the note-holders will have the option to exchange each of their respective notes for a new fixed term note in the principal amount equal to two times of the original principal at any time after the first anniversary of the original note, with the new note being payable within one year of the date of the exchange. In addition, warrants to purchase in the aggregate 215,000 shares of common stock at an exercise price of $0.50 per share were issued to the note-holders as consideration for making the loans. The warrants expire on December 30, 2009.

On May 17, 2007, the Company entered into a promissory note resulting in gross proceeds to the Company of $100,000. The note is due and payable on July 1, 2008, and bears interest at a 8% interest rate. In addition, the note-holder will receive a one-time payment equal to the greater of (i) $200,000, and (ii) $100,000 plus .40% of an IP Event, being due and payable within 10 business days after the first IP Event to occur. But any amount paid by the Company on the principal or interest of the note will be deducted from the amount of such additional payment and if the note is outstanding at the time of payment of such additional payment, the additional amounts paid will be deducted from the principal and interest due under the note. Further, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share was issued to the note-holder as consideration for making the loan. The warrant expires on May 31, 2010.

On May 21, 2007, a promissory note in the amount of $100,000 and a warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share were cancelled by the Company and a new promissory note in the amount of $200,000 was issued to the note-holder to reflect the previous loan amount of $100,000 and a new loan amount of $100,000. The note does not bear interest. The principal of the note plus an amount equal to 100% of the principal is payable by the Company within 10 business days after the first IP Event to occur. In addition, a new warrant to purchase 200,000 shares of common stock at an exercise price of $0.50 per share was issued to the note-holder as consideration for making the new loan. The warrant expires on December 30, 2009.

On May 10, 2007, the Company entered into a one-year Consulting Agreement with Mr. Nicholas A. Fegen pursuant to which Mr. Fegen will provide certain consulting services to the Company. Mr. Fegen will be paid $150,000 for his services over a period of time based on the Company’s receipt of proceeds from the completion of one or more financing transactions in which aggregate proceeds to the Company are at least $500,000.

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

OVERVIEW

Through our wholly-owned subsidiary, Gabriel Technologies, LLC, we develop, manufacture and sell a series of physical locking systems for the transportation and shipping industries collectively known as the War-Lok™ Security System. With the War-Lok™ System there are 260 million key combinations possible and the ability to master key 20,000 different locks. All War-LokTM internal locking cores are designed with a flat-keyed locking system. Each component of this high security disc type cylinder has been designed to withstand the harsh environments of the transportation industry. All components are made of chrome plated hardened steel, brass or stainless steel. The War-Lok™ is pick resistant, drill resistant and key duplication is rendered improbable.

We have established Trace Location Services through our subsidiary, Trace Technologies, LLC, a Nevada limited liability company. Trace has developed a modern, web-services-oriented platform for the delivery of location i-based service to its customers. This platform can track wireless devices using assisted or autonomous GPS capabilities in an optimized fashion to achieve minimum fix times and bandwidth and maximum sensitivity and battery life. Using multi-mode GPS end-devices, Trace expects a wide variety of successful applications in tracking assets and personnel. Trace’s servers and end-devices utilize SnapTrack’s MM-GPS technology as incorporated in many cellular CDMA networks for E911 service. GPS technology provides accurate location information in environments where traditional, autonomous GPS is unable to properly function, such as inside buildings, parking garages, vehicle trunks, cargo areas, areas with dense foliage, and “urban canyons.” Subscribers and licensees will pay a fee to access the Trace-enhanced location information to determine the location of enabled devices, such as the Trace Asset Tag. We are also currently developing a Trace Location Services War-LokTM version of our War-LokTM product that will be able to communicate its position and status of the lock, rail car or semi-trailer wirelessly over existing wireless communication networks.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 (the “2007 PERIOD”) AND THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 (the “2006 PERIOD”)

The following table provides a breakdown of selected results of operations for the three and nine months ended March 31, 2007 and 2006, respectively, and is the basis for the following discussion of the results of operations:

	Three Months Ended		Nine Months Ended
	March 31, 2007 (unaudited)	March 31, 2006 (unaudited)	March 31, 2007 (unaudited)	March 31, 2006 (unaudited)
REVENUES	$88,062	$293,980	$785,760	$889,803

COSTS OF GOODS SOLD	53,160	157,937	447,990	546,747

GROSS PROFIT	34,901	136,043	337,770	343,056

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, office and general	794,438	1,582,346	3,472,852	4,334,790
Professional fees	158,703	158,103	896,057	448,418
Total Expenses	953,141	1,740,449	4,368,909	4,783,208

INCOME FROM OPERATIONS	(918,240)	(1,604,406)	(4,031,139)	(4,440,152)

OTHER INCOME (EXPENSES)
Interest income	19,373	20,787	91,187	83,348
Financing expense	(57,851)	(737,078)	(495,364)	(740,144)
Loss on conversion of notes payable	—	—	(675,439)	—
Gain (loss) from change in derivative liability	—	(772,450)	764,350	(772,450)
Interest expense	(93,452)	(124,536)	(759,193)	(141,638)
Loss on sale of equipment	(499)	—	(1,128)	—
Loss on equity investment	—	—	(556,830)	—
Gain on sale of equity investment	—	—	384,469	—
Other	—	5,642	—	5,642
Total Other Income (Expense)	(132,429)	(1,607,635)	(1,2,47,948)	(1,565,242)

LOSS BEFORE TAXES	(1,050,669)	(3,212,041)	(5,279,087)	(6,005,394)

BENEFIT FROM PROVISION FOR TAXES	—	—	—	—

NET LOSS	$(1,050,669)	$(3,212,041)	$(5,279,087)	$(6,005,394)

REVENUES

The following table summarizes our four revenue segments as a percentage of Total Revenue respectively for the following periods:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Trucking	88.1%	65.8%	74.6%	74.6%
Intermodal/Railroad	5.5	9.3	6.0	6.2
Consumer/Other	6.4	24.9	5.4	19.2
A-GPS	—	—	14.0	—
	100.0%	100.0%	100.0%	100.0%

Details of the most significant changes for the three and nine months ended March 31, 2007 and 2006 are as follows:

Trucking - The Trucking segment represents $77,612 or 88.1% of total revenue earned for the three months ended March 31, 2007 as compared to $193.437 or 65.8% of total revenue for the three months ended March 31, 2006. The Trucking segment represents $586,504 or 74.6% of total revenue earned for the nine months ended March 31, 2007, as compared to $663,559 or 74.6% of total revenue for the nine months ended March 31, 2006. The Trucking segment continues to be Gabriel LLC’s primary market.

Intermodal/Railroad - The Intermodal/Railroad segment represents $4,819 or 5.5% of total revenue earned for the three months ended March 31, 2007 as compared to $27,485 or 9.3% of total revenue for the three months ended March 31, 2006. The Intermodal/Railroad segment represents $47,350 or 6.0% of total revenue earned for the nine months ended March 31, 2007, as compared to $55,145 or 6.2% of total revenue for the nine months ended March 31, 2006. The increasing revenue percentage relates primarily to taking a more balanced approach to meeting demands in all market segments.

Consumer/Other - The Consumer/Other segment represented $5,631 or 6.4% of total revenue earned for the three months ended March 31, 2007 as compared to $73,058 or 24.9% of total revenue earned for the three months ended March 31, 2006. The Consumer/Other segment represented $42,815 or 5.4% of total revenue earned for the nine months ended March 31, 2007, compared to $171,099 or 19.2% of total revenue earned for the nine months ended March 31, 2006. The percentage decline is due to the continuous expansion of the Trucking and other segments.

A-GPS - The A-GPS segment had no revenue the three months ended March 31, 2007 and 2006. The A-GPS segment represents $109,092 or 14.0% of total revenue for the nine months ended March 31, 2007. There was no A-GPS revenue for the nine months ended March 31, 2006. The A-GPS segment is just beginning operations. As final infrastructure components are completed, Trace expects continued growth in the A-GPS segment.

GROSS PROFIT

Our consolidated Gross Profit increased to 39.6% for the three months ended March 31, 2007 from 46.3% for the three months ended March 31, 2006. Consolidated Gross Profit increased to 42.0% for the nine months ended March 31, 2007, from 38.6% for the nine months ended March 31, 2006. This increase in Gross Profit trend is attributed to increased focus on sales of products with higher demand and higher margins.

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Trucking	38.2%	51.1%	41.4%	40.0%
Intermodal/Railroad	43.8%	40.2	47.1%	40.8
Consumer/Other	36.3%	35.8	30.3%	32.4
A-GPS	0.0%	—	43.4%	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We incurred Selling, General and Administrative Expenses totaling $953,141 for the three months ended March 31, 2007, versus $1,740,449 for the three months ended March 31, 2006. We incurred Selling, General and Administrative Expenses totaling $4,368,909 for the nine months ended March 31, 2007, versus $4,783,208 for the nine months ended March 31, 2006.

The following table highlights the major operating expenses for the comparative three and nine month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31		Nine Months Ended March 31,
	2007	2006	2007	2006
Major operating expenses:
Consulting fees	$122,658	$128,069	$393,245	$1,390,853
Insurance	42,770	36,616	116,076	103,822
Bad debts expense	19,370	—	85,148	100,000
Travel and entertainment	7,002	53,018	132,216	105,538
Advertising	3,745	61,191	9,736	75,764
Rent	34,434	83,071	103,279	153,727
Depreciation and amortization	42,706	54,764	123,116	111,233
Commissions	4,722	59,265	28,758	89,265
Research & Development	—	71,247	514	71,955
Technical support	14,425	37,161	37,332	69,784
Software maintenance fees	25,494	28,899	89,747	82,587
Public relations	—	50,564	31,229	96,197
Salary and wages, net	215,988	674,384	1,863,070	1,418,382
Total Major Operating Expenses	533,317	1,338,249	3,013,466	3,869,107
Non-major Operating Expenses, net	261,121	244,097	459,386	465,683
Total Selling, General and Administrative Expenses	$794,438	$1,582,346	$3,472,852	$4,334,790

The following explains the changes during the periods presented:

CONSULTING FEES - For the three months ended March 31, 2007, consulting fees totaled $122,658 as compared to $128,069 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, consulting fees totaled $393,245 as compared to $1,390,853 for the nine months ended March 31, 2006. The large decline over the comparative prior periods is due to one agreement in the prior year involving stock based compensation valued at $1,200,000. The other increase relates to additional consultants utilized for additional equity and debt financing.

INSURANCE - For the three months ended March 31, 2007, insurance expenditures totaled $42,770 compared to $36,616 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, insurance expenditures totaled $116,076 compared to $103,822 for the nine months ended March 31, 2006. Increase in insurance expense is attributable primarily to general rate increases and increases in the wage and property bases used to determine premium rates.

BAD DEBTS EXPENSE - For the three months ended March 31, 2007, bad debts expense amounted to $19,370 compared to $0 for the three months ended March 31, 2006. For the nine months ended March 31, 2007 and 2006 bad debts expense amounted to $85,148 and $100,000, respectively. The decrease in bad debts expense relates to better collection efforts and improved credit review prior to a sale.

TRAVEL AND ENTERTAINMENT - For the three months ended March 31, 2007, travel and entertainment costs totaled $7,002 compared to $53,018 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, travel and entertainment expenditures were $132,216 as compared to $105,538 for the nine months ended March 31, 2006. The increase is attributed to travel related costs associated with an expanded sales force, expanded board of directors, and participation in national product shows.

ADVERTISING - For the three months ended March 31, 2007, advertising expense was $3,745 compared to $61,191 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, advertising expense was $9,736 compared to $75,764 for the nine months ended March 31, 2006. Based on the timing of expenses, the Company’s advertising expenses have decreased due to efforts to reduce costs.

RENT - Rent expense for the three months ended March 31, 2007 totaled $34,434 as compared to $83,071 for the three months ended March 31, 2006. Rent expense for the nine months ended March 31, 2007 totaled $103,279 as compared to $153,727 for the nine months ended March 31, 2006. The decline in rent expense is a result of a reduction in rental space used in Bellevue, Washington by Trace Technologies, and reducing space used in Dallas, Texas by Gabriel Technologies, LLC.

DEPRECIATION AND AMORTIZATION - Expenses for depreciation and amortization were $42,706 and $54,764 for the three months ended March 31, 2007 and 2006 respectively. For the nine months ended March 31, 2007, these expenses were $123,116 as compared to $111,233 for the nine months ended March 31, 2006. The increase is due to equipment additions, primarily computers, which have a shorter depreciable life than other property acquisitions.

COMMISSIONS - For the three months ended March 31, 2007, commissions amounted to $4,722 as compared to $59,265 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, commissions amounted to $28,758 as compared to $89,265 for the nine months ended March 31, 2006. Commissions decreased due primarily to an implementation of a different commission structure for the outside sales representatives.

RESEARCH & DEVELOPMENT - For the quarter ended March 31, 2007 there were no research and development expenditures compared to $71,247 for the 3 months ended March 31, 2006. Research and development expense for the nine months ended March 31, 2007 were $514 compared to $71,955 for the same nine month period ended March 31, 2006. The decrease in research and development expenditures is due to Resilent, LLC as they continue to explore new biometric security opportunities. Expenditures of Resilent are no longer included in the financial statements

TECHNICAL SUPPORT - For the three months ended March 31, 2007, technical support expenditures were $14,425 compared to $37,161 for the three months ended March 31, 2006. For the nine months ended March 31, 2007 and 2006 technical support expenses were $37,332 and $69,784, respectively. The decrease in technical support expenditures is due to efforts in the prior year for implementation of a new accounting information system.

SOFTWARE MAINTENANCE FEES - For the three months ended March 31, 2007, software maintenance expenditures totaled $25,494 compared to $28,899 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, software maintenance expenditures totaled $89,747 compared to $82,587 for the nine months ended March 31, 2006. Software maintenance fees increased due to the use of additional enterprise software under maintenance agreements as well as an increase in the user base accessing various enterprise software systems.

PUBLIC RELATIONS - For the three months ended March 31, 2007, public relations expenditures totaled $0 compared to $50,564 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, public relations expenditures totaled $31,229 compared to $96,197 for the nine months ended March 31, 2006. The decrease in public relations is due primarily to the termination in October 2006 of our outside public relations firm. Fees were approximately $7,000 per month.

SALARY AND WAGES - For the three months ended March 31, 2007, salary and wage expenditures totaled $215,988 (net of $4,423 absorbed in manufacturing) compared to $674,384 (net of $24,083 absorbed in manufacturing) for the three months ended March 31, 2006. For the nine months ended March 31, 2007, salary and wage expenditures totaled $1,863,070 (net of $30,537 absorbed in manufacturing) compared to $1,418,382 (net of $94,289 absorbed in manufacturing) for the nine months ended March 31, 2006. The increase in salary and wage expense can be attributed to having more employees in the early portion of the current fiscal year than during the prior fiscal year, increased rates of pay, and $454,604 of stock based compensation for members of the Board of Directors. Current accounting treatment requires the expensing of stock based compensation as they become vested using an estimated fair market value at the date of the award.

PROFESSIONAL FEES

For the three months ended March 31, 2007 and 2006, professional fees amounted to $158,703 and $158,103 respectively. For the nine months ended March 31, 2007, professional fees totaled $896,057 as compared to $448,418 for the nine months ended March 31, 2006. The increase during the current quarter over the same period in the prior year is due to increased legal fees associated with SEC filings, debt-related financings, and other contractual related negotiations.

INCOME (LOSS) FROM OPERATIONS

For the three months ended March 31, 2007 our loss from operations amounted to $918,240 compared to $1,604,406 for the three months ended March 31, 2006. For the nine months ended March 31, 2007 the loss from operations was $4,031,139 as compared to a loss of $4,440,152 for the nine months ended March 31, 2006.  The improved results for the current quarter compared to the same period in the prior year reflects the results of increased sales efforts and cost cutting measures. While the year to date operating loss widened compared to the same period in 2005, we expect to see continued reduction in the net operating loss as we move into the second half of the year.

OTHER INCOME (EXPENSES)

Other expenses for the three months ended March 31, 2007 were $132,429 compared to expense of $1,607,635 for the three months ended March 31, 2006. Other expenses for the nine months ended March 31, 2007 totaled $1,247,948, as compared to expense of $1,565,242 for the nine months ended March 31, 2006. The increased expense was due mainly in four categories. The Company recognized a loss on conversion of notes payable transactions of $675,439 as compared to $0 for the nine months ended March 31, 2006. In addition the Company recorded interest and financing expense of $1,254,557 for the nine months ending March 31, 2007 as compared to $881,782 for the nine months ended March 31, 2006. The Company has recognized losses on an equity investment in the biometric security industry of $556,830 for the nine months ended March 31, 2007 as compared to $0 for nine months ended March 31, 2006. The increases in the interest and financing expense components are directly related to the costs of raising capital for the Company and an increase in debt financing compared to equity financing in the prior period. Such costs include the estimated fair market value of warrants issued in connection with various debt and equity financings. Lastly, the Company recognized a gain from the change in derivative liability of $764,350. There were no derivative transactions for the nine months ended March 31, 2006. The gain results from the effects of the reduction in the Company’s stock price from June 30, 2006 to March 31, 2007 which is used in computing the derivative liability.

INCOME (LOSS) AFTER TAXES

The loss after taxes for the nine months ended March 31, 2007 was $5,279,087 as compared to a loss of $6,005,394 for the nine months ended March 31, 2006. As stated above, the main reasons for the increased loss during the period ended March 31, 2007 was mainly due to increased professional fees attributed to being a publicly-owned company and increased costs associated with raising capital for the Company.

NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS

For the three months ended March 31, 2007 and 2006, we had net (loss) available to common stockholders identical to the net loss of the Company. For the nine months ended March 31, 2007 and 2006, we had net (loss) available to common stockholders identical to the net loss of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled approximately $9,165 at June 8, 2007. As of March 31, 2007 and 2006, our cash and cash equivalents totaled $10,683 and $363,603, respectively.

Net cash used in operating activities was $1,098,942 for the three months ended March 31, 2007, compared to $2,331,305 for the three months ended March 31, 2006. Net cash used in operating activities was $3,415,588 for the nine months ended March 31, 2007, compared to $3,426,415 for the nine months ended March 31, 2006. The decrease in cash used in operations for the current periods compared to the same periods in the prior year was principally the result of the following items:

•	a decrease in the net loss, which was $5,279,087 in the 2007 period, compared with $6,005,394 in the 2006 period;

•	a decrease in current assets during the 2007 period of $229,441, compared to an increase in current assets in the 2006 period of $321,978, resulting in a net decrease in cash used of $92,537; and

•	an increase in current liabilities of $371,908 during the 2007 period, compared to an increase of $675,608 during the 2006 period resulting in a net increase in cash used of $303,700.

impacted by the following non-cash items:

•	bad debt expense of $85,148 in the 2007 period, compared to $100,000 in the 2006 period;

•	increased amortization and depreciation expense, which were $123,116 in the 2007 period, compared to $111,233 in the 2006 period;

•	decreased common stock and stock rights issued for services, which were $867,308 in the 2007 period, compared to $1,200,000 in the 2006 period;

•	a loss on conversion of a note payable and disposal of equipment of $676,568 in the 2007 period, compared to $41,666 in the 2006 period;

•	a gain on derivative of $764,350 in the 2007 period that did not occur in the comparable period of 2006; and

•	a gain on sale of an equity investment of $384,469 in the 2007 period that did not occur in the comparable period of 2006.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $0 and $382,470, respectively. Net cash used in investing activities for the nine months ended March 31, 2007, was $267,300 compared to $1,050,999 for the nine months ended March 31, 2006. Net cash used in investing activities for the 2007 period was the result of the acquisition of equipment of $67,306, patent costs of $1,983, proprietary technology of $9,794 and investment in subsidiary of $188,217. For the 2006 period, cash used in investing activities was comprised of the acquisition of equipment of $125,470, patent costs of $7,915 and proprietary technology of $573,864.

Net cash provided by financing activities for the three months ended March 31, 2007 and 2006 was $1,110,276 and $3,057,126, respectively. Net cash provided by financing activities was $3,538,148 for the nine months ended March 31, 2007, compared to $4,744,760 for the nine months ended March 31, 2006. Net cash provided by financing activities for the 2007 period was the result of payments from our line of credit of $382,844, the issuance of common stock and other equity transactions amounting to $1,718,499, and proceeds from notes payable of $2,534,300, offset by repayments of notes payable and a related party note payable of $331,800. Net cash provided by financing activities for the 2006 period was principally due to proceeds from our line of credit of $555,369, issuance of common stock and other equity transactions in the amount of $2,455,000 and proceeds from related party notes payable of $1,939,345 offset by repayments of notes payable of $204,954.

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

As of June 8, 2007, we had cash balances of $9,165 and current liabilities of $4,330,103. Many of our current liabilities involve past due borrowings and accounts payable. We require additional financing as soon as possible in order to provide for these obligations and our other liquidity needs, as well as to satisfy our current business plan. We are seeking additional debt and/or equity financing but at the present time, have no commitments for any additional financing. There can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the nine months ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On November 16, 2006, an action styled “Randy Froelich vs. Gabriel Technologies Corp.” was filed in the District Court of Douglas County, Nebraska, by Randy Froelich, a noteholder of the Company, alleging that the Company was in default under a promissory note dated August 24, 2006 in the original principal sum of $125,000. On May 2, 2007, Mr. Froelich obtained a judgment against the Company for $150,383.90 (which amount included prejudgment interest on the principal amount of the promissory note accruing at 18% per year), plus costs of suit and post-judgment interest accruing at 18% per year.

On November 16, 2006, an action styled “Les Anderson vs. Gabriel Technologies Corp.” was filed in the District Court of Douglas County, Nebraska, by Les Anderson, a noteholder of the Company, alleging that the Company is in default under a promissory note dated August 24, 2006 in the original principal sum of $125,000. On April 13, 2007, Mr. Anderson obtained a judgment against the Company for $149, 027.70 (which amount included prejudgment interest on the principal amount of the promissory note accruing at 18% per year), plus costs of suit and post-judgment interest accruing at 18% per year.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, we sold or issued unregistered securities as follows:

In January 2007, we issued:

(i)
250,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $0.50 per share to an investor in consideration for personally guaranteeing one of our accounts payable valued at $105,000;

(ii)	450,000 shares of common stock to a placement agent in consideration of extending the payment date of our outstanding payables for services rendered valued at $90,000;

(iii)
promissory notes in the aggregate principal amount of $490,000 to 2 note-holders and warrants to purchase in the aggregate 245,000 shares of common stock at an exercise price of $0.50 per share to the note-holders as consideration for making the loans; and

(iv)	warrants to purchase 20,833 shares of common stock at an exercise price of $1.00 per share to a consultant as compensation for services valued at $9,583.18.

In February 2007, we issued:

(i)	a promissory note in the principal amount of $350,000 to a note-holder; and

(ii)
a promissory note in the principal amount of $235,000 to a note holder and a warrant to purchase 58,750 shares of common stock at an exercise price of $1.00 per share to the note-holder as consideration for making the loan.

In March 2007, we issued:

(i)
250,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share to an investor in connection with raising working capital resulting in gross proceeds of $100,000;

(ii)	120,833 shares of common stock to 2 investors valued at $48,333.20 in connection with the triggering of an anti-dilution event; and

(iii)	337,500 shares of common stock to 6 note-holders in connection with the settlement of our outstanding interest on notes payable valued at $67,500.

In April 2007, subsequent to the three months ended March 31, 2007, we issued promissory notes in the aggregate principal amount of $125,000 to 2 note-holders and warrants to purchase in the aggregate 200,000 shares of common stock at an exercise price of $0.50 per share to the note-holders as consideration for making the loans.

In May 2007, subsequent to the three months ended March 31, 2007, we issued promissory notes in the aggregate principal amount of $515,000 to 5 note-holders and warrants to purchase in the aggregate 515,000 shares of common stock at an exercise price of $0.50 per share to the note-holders as consideration for making the loans.

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

ITEM 6. Exhibits

4.1	Changes in Terms Agreement dated May 3, 2007, to Promissory Note dated August 12, 2005, by Gabriel Technologies, LLC in favor of Nebraska State Bank of Omaha*
10.1
Separation Agreement and General Release dated January 10, 2007, between Keith R. Feilmeier and the Company(1) (incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-QSB for the quarterly period ended December 31, 2006 (the “December 2006 10-QSB”))

10.2	Consulting Agreement dated January 10, 2007, between the Company, Gabriel Technologies, LLC and Keith R. Feilmeier (incorporated by reference to Exhibit 10.9 of the Company’s December 2006 10-QSB)
10.3	Warrant Certificate dated January 22, 2007, between the Company and Wayzatta LLC*
10.4	Promissory Note dated January 23, 2007, by the Company in favor of Wayzatta, LLC (incorporated by reference to Exhibit 10.10 of the Company’s December 2006 10-QSB)
10.5	Promissory Note dated January 23, 2007, by the Company in favor of TLR Consulting, LLC (incorporated by reference to Exhibit 10.11 of the Company’s December 2006 10-QSB)
10.6
Promissory Note dated January 23 2007, by the Company in favor of L. Mills Tuttle and Ann S. Tuttle, as co-trustees of the Ann S. Tuttle Revocable Trust (incorporated by reference to Exhibit 10.12 of the Company’s December 2006 10-QSB)

10.7	Promissory Note dated February 1, 2007, by the Company in favor of DVQ LLC (incorporated by reference to Exhibit 10.13 of the Company’s December 2006 10-QSB)
10.8	Promissory Note dated February 28, 2007, by the Company in favor of Kelly Fegen*
10.9	Subscription Agreement dated February 28, 2007, by the Company in favor of William Pratti*
10.10	Warrant Certificate dated February 28, 2007, between the Company and William Pratti*
10.11	Promissory Note dated April 24, 2007, by the Company in favor of Brad Mindlin*
10.12	Warrant Certificate dated April 24, 2007, between the Company and Brad Mindlin*
10.13	Pledge and Security Agreement dated April 24, 2007, between the Company and Brad Mindlin*
10.14	Promissory Note dated April 24, 2007, by the Company in favor of Matt Gohd*
10.15	Warrant Certificate dated April 24, 2007, between the Company and Matt Gohd*
10.16	Pledge and Security Agreement dated April 24, 2007, between the Company and Matt Gohd*
10.17	Promissory Note dated May 11, 2007, by the Company in favor of Ted Tryba*
10.18	Warrant Certificate dated May 11, 2007, between the Company and Ted Tryba*
10.19	Promissory Note dated May 14, 2007, by the Company in favor of Steven D. Clarke & Freda L. Clarke*
10.20	Warrant Certificate dated May 14, 2007, between the Company and Steven D. Clarke & Freda L. Clarke*
10.21	Promissory Note dated May 17, 2007, by the Company in favor of Brian Gay*
10.22	Warrant Certificate dated May 17, 2007, between the Company and Brian Gay*
10.23	Promissory Note dated May 17, 2007, by the Company in favor of Barry and Constance Nelson*
10.24	Warrant Certificate dated May 17, 2007, between the Company and Barry and Constance Nelson*
10.25	Promissory Note dated May 24, 2007, by the Company in favor of L. Mills Tuttle and Ann S. Tuttle, as co-trustees of the Ann S. Tuttle Revocable Trust*
10.26	Warrant Certificate dated May 24, 2007, between the Company and L. Mills Tuttle and Ann S. Tuttle, as co-trustees of the Ann S. Tuttle Revocable Trust*
10.27	Consulting Agreement dated May 10, 2007, between the Company and Nicholas A. Fegen*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification*

___________________________
* Filed herewith.

(1) Signifies a management agreement or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABRIEL TECHNOLOGIES CORPORATION

Date: June 15, 2007	By:	/s/ Jerry Suess
Jerry Suess

	By:	/s/ Matt Gohd
Matt Gohd

	By:	/s/ Roy Breeling
Roy Breeling

	By:	/s/ Dennis Blackman
Dennis Blackman